Form 10-K
period 2019-12-31
STERLING CONSTRUCTION CO INC
filed 2020-03-03
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___
Commission File Number 1-31993

STERLING CONSTRUCTION COMPANY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	25-1655321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Hughes Landing Blvd. The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (281) 214-0800

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value per share	STRL	NASDAQ
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes ☑ No

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates, based on a NASDAQ closing price of $13.42 on June 28, 2019 was approximately $349.1 million.
The number of shares outstanding of the registrant’s common stock as of February 28, 2020 – 27,787,903

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 6, 2020 are incorporated by reference into Part III of this Form 10-K.

Sterling Construction Company, Inc. Annual Report on Form 10-K Table of Contents

PART I
Cautionary Statement Regarding Forward-Looking Statements
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
Actual events, results and outcomes may differ materially from those anticipated, projected or assumed in the forward-looking statements due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•
factors that affect the accuracy of estimates inherent in the bidding for contracts, estimates of backlog, over time recognition accounting policies, including onsite conditions that differ materially from those assumed in the original bid, contract modifications, mechanical problems with machinery or equipment and effects of other risks discussed herein;

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

•	design/build contracts which subject us to the risk of design errors and omissions;

•	our ability to obtain bonding or post letters of credit;

•	our ability to raise additional capital on favorable terms;

•	our ability to attract and retain key personnel;

•	increased unionization of our workforce or labor costs and any work stoppages or slowdowns;

•	adverse weather conditions;

•	our ability to successfully identify, finance, complete and integrate acquisitions, including the Plateau Acquisition;

•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;

•	federal, state and local environmental laws and regulations where non-compliance can result in penalties and/or termination of contracts as well as civil and criminal liability; and

•	the other factors discussed in more detail in Item 1A. “Risk Factors.”
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

Item 1. Business
Overview of the Company’s Business
Sterling Construction Company, Inc. (“Sterling” or “the Company”), a Delaware corporation, is a construction company that has been involved in the construction industry since its founding in 1955. The Company operates through a variety of subsidiaries within three operating groups specializing in heavy civil, specialty services, and residential projects in the United States (the “U.S.”), primarily across the southern U.S., the Rocky Mountain states, California and Hawaii, as well as other areas with strategic construction opportunities. Heavy civil includes infrastructure and rehabilitation projects for highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems. Specialty services projects include construction site excavation and drainage, drilling and blasting for excavation, foundations for multi-family homes, parking structures and other commercial concrete projects. Residential projects include concrete foundations for single-family homes.
In this report, unless the context otherwise indicates, “Sterling,” “the Company,” “we,” “our” or “us” mean Sterling and its consolidated subsidiaries. In addition, references to “Note” or “Notes” refer to the Notes to the Consolidated Financial Statements, included in Item 8 of Part II of this annual report on Form 10-K, unless indicated otherwise.
Recent Acquisitions
Plateau Acquisition—On October 2, 2019, we completed our acquisition of all of the issued and outstanding shares of capital stock of LK Gregory Construction, Inc. and Plateau Excavation, Inc., and all of the issued and outstanding equity interests in DeWitt Excavation, LLC (collectively referred to as “Plateau”) for aggregate consideration of $427.7 million, consisting of $375 million in cash, a working capital adjustment of $21.3 million, 1.24 million shares of the Company’s common stock, a $10 million subordinated promissory note with a fair value discount rate of 8%, and a tax basis election of $5.1 million. To finance the cash purchase price, in conjunction with refinancing and extinguishing all of the outstanding indebtedness of the Company under our previous Oaktree Facility (established during the Tealstone Acquisition, described below), we entered into a Credit Agreement, which is further described in Note 9 - Debt.
Plateau is engaged in engineering and executing site development, and their services include surveying, clearing and grubbing, erosion control, grading, grassing, site excavation, storm drainage, sanitary sewer and water main installation, drilling and blasting, curb and gutter, paving, concrete work and landfill services, in each case to general contractors and developers engaged in construction services, and engineering services relating thereto. The results of Plateau are included within our Specialty Services segment. See Note 3 - Plateau Acquisition for further discussion.
Tealstone Acquisition—On April 3, 2017, we consummated our acquisition of all of the outstanding stock of Tealstone Commercial, Inc., a Texas corporation and Tealstone Residential Concrete, Inc., a Texas corporation, (collectively, “Tealstone”) (the “Tealstone Acquisition”) from the stockholders thereof (the “Tealstone Sellers”) for consideration totaling $84 million and aggregate of $15 million in earn-out payments based upon achievement of specified financial performance levels. In conjunction with the Tealstone Acquisition, on April 3, 2017, the Company, as borrower, and certain of its subsidiaries, as guarantors, had entered into a Loan and Security Agreement with Wilmington Trust, National Association, as agent, and the lenders party thereto (the “Oaktree Facility”), providing for a term loan of $85 million (the “Loan”) with a maturity date of April 4, 2022, which had replaced the then existing debt facility. As noted above, the Credit Agreement entered into in connection with the Plateau Acquisition replaced the Oaktree Facility. See Note 9 - Debt for further discussion of our financing arrangements. For further discussion regarding the Tealstone Acquisition see Note 2 - Tealstone Acquisition to the Consolidated Financial Statements included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 5, 2019.
Segments, Markets and Customers
The Company’s internal and public segment reporting are aligned based upon the services offered by its operating groups, which represent the reportable segments. Due to the October 2, 2019 acquisition of Plateau, the Company realigned its operating groups to reflect management’s present oversight of operations. After realignment, the Company’s operations consist of three reportable segments: Heavy Civil, Specialty Services and Residential, with our commercial business reclassified from the Heavy Civil operating group into our newly formed Specialty Services operating group. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 21 - Segment Information and Note 22 - Quarterly Financial Information for further discussion of our business segments, including the realignment of our business segments after the Plateau Acquisition.
Heavy Civil—Our Heavy Civil segment relies heavily on federal and state infrastructure spending. The principal markets of this segment are Arizona, California, Colorado, Hawaii, Nevada, Texas and Utah. Within these principal markets, our core customers are the Departments of Transportation (“DOT(s)”) in various states, regional transit authorities, airport authorities, port authorities, water authorities and railroads.

Currently, our largest customers are Utah, Texas and California DOTs. The Utah DOT contributed more than 10% of our consolidated revenues in 2019. We routinely construct projects for these customers. If we lost any of these customers, it could have a material adverse effect on our financial results. Refer to Item 1A “Risk Factors” and Note 19 - Concentration of Risk and Enterprise Wide Disclosures for the Company’s major customers that represent a concentration of risk due to their significant revenue contributions.
Specialty Services—Our Specialty Services segment serves large, blue-chip end users in the e-commerce, data center, distribution center and warehousing, energy, mixed use and multi-family sectors. We are a leading provider of large-scale site infrastructure improvement contracting services and believe we are the largest excavating contractor in the Southeastern U.S. Our largest customers in this segment are The Conlan Company, Braesfield & Gorrie and FCL Builders.
Residential—Our Residential segment’s principal market is Texas, specifically the Dallas-Fort Worth and Houston areas and the surrounding communities. The core customer base for our Residential segment is primarily made up of leading national home builders as well as regional and custom home builders. Our largest customers are Pulte Group, Inc., D.R. Horton, Inc., Lennar and HISTORYMAKER Homes.
Competition
Competition for our segments ranges from small local contractors to large international construction companies. We traditionally try to position ourselves to bid on work too large for the small local contractors yet too small for the large national and international construction companies. However, if market conditions became less favorable, we would tend to see migration from both the small local contractors and large international players into that mid-level market. This, in return, could increase competitive bidding pressure and reduce both revenue growth and margins. See Item 1A “Risk Factors” for further discussion of risks associated with our competitive environment.
Seasonality
Operations for our segments are typically affected by weather conditions primarily during the first and fourth quarters of our fiscal year, which may alter construction schedules and can create variability in our revenues, profitability and the required number of employees.
Source and Availability of Raw Materials
We purchase raw materials for our segments, including but not limited to, cement, aggregate, concrete, liquid asphalt, steel, diesel and gasoline fuel, natural gas and propane from numerous sources. The price and availability of raw materials may vary from year to year due to fluctuations in market conditions and production capacities. We do not foresee a lack of availability of any necessary raw materials over the next twelve months.
Backlog
Our remaining performance obligations on our projects are referred to as “Backlog” and represent the amount of revenues we expect to recognize in the future from our contract commitments on Heavy Civil and Specialty Services projects. The value of our Backlog was $1.1 billion at December 31, 2019, as compared to $850.7 million at December 31, 2018. We exclude from Backlog contracts for our Heavy Civil segment where we are the apparent low bidder for projects (“Unsigned Low-bid Awards”) until the contract is executed by our customer (approximately $273.5 million at December 31, 2019). Our Residential revenue is recognized upon completion at a point in time and therefore is never reflected in our backlog. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Outlook and Trends” for discussion and quantification of our Backlog. See also Item 1A “Risk Factors”.
Contracts
Our contracts are awarded on a competitively bid basis or negotiated bid basis using a range of contracting options, including fixed-unit price, lump sum and cost-reimbursable. Each contract is designed to optimize the balance between risk and reward. At December 31, 2019, approximately 70% of our backlog was contracted on a fixed-unit price or lump sum basis. We occasionally present claims or change orders to our clients for additional costs exceeding a contract price or for costs not included in the original contract price.

Substantially all of the contracts in our Backlog contain “termination for convenience” clauses which allow the customer to cancel the contract at their election but require that the Company be paid for work performed through the date of termination. As part of our business, we are a party to joint venture arrangements, pursuant to which we typically jointly bid on and execute particular projects with other companies in the construction industry. See Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our types of risk and how we mitigate cancellation and credit risk.
Insurance and Bonding
Our buildings and equipment are covered by insurance, at levels our management believes to be adequate. In addition, we maintain general liability, excess liability, workers’ compensation and auto insurance all in amounts consistent with our risk of loss and industry practice.
As a normal part of the Heavy Civil business and occasionally with the Specialty Services business, we are required to provide various types of surety and payment bonds that provide an additional measure of security for our performance under the contract. Typically, a bidder for a contract must post a bid bond, generally for 5% to 10% of the bid amount, and on being awarded the bid, must post a performance and payment bond for up to 100% of the costs to construct. Usually, upon posting of the performance bond, a contractor must also post a maintenance bond for generally 1% of the contract amount for one to two years. Our ability to obtain bonds depends upon our capitalization, working capital, aggregate contract size, past performance, management expertise and external factors, including the capacity of the overall surety market. Bonding companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time. As is customary, we have agreed to indemnify our bonding company for all losses incurred by it in connection with bonds that are issued, and we have granted our bonding company a security interest in certain assets, including accounts receivable, as collateral for such obligation.
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

We continually evaluate whether we must take additional steps at our locations to ensure compliance with environmental laws. While compliance with applicable regulatory requirements has not materially adversely affected our operations in the past, there can be no assurance these requirements will not change and compliance will not adversely affect our operations in the future. In addition, tighter regulation for the protection of the environment and other factors may make it more difficult to obtain new permits and renewal of existing permits may be subject to more restrictive conditions than currently exist.
Employees
At December 31, 2019, the Company had approximately 2,800 employees, comprised of approximately 700 salaried employees and approximately 2,100 hourly employees. The percentage of our employees represented by unions at December 31, 2019 was approximately 15%. We have agreements, which we customarily renew periodically, with various unions representing groups of employees at project sites. We consider our relationships with our employees and the applicable labor unions to be satisfactory.
Our business is dependent upon a readily available supply of management, supervisory and field personnel. Substantially all of our employees are hired on a full-time basis; however, as is typical in the construction industry, we experience a high degree of turnover as construction projects are completed. In the past, we have been able to attract sufficient numbers of personnel to support the growth of our operations, however, we continue to face competition for experienced workers in all our markets.
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

Risks Relating to Our Business
If we do not accurately estimate the overall risks, requirements or costs related to either a Heavy Civil or Specialty Services project when we bid for a contract that is ultimately awarded to us, we may achieve a lower than anticipated profit or incur a loss on the contract.
The majority of our revenues and backlog are derived from fixed-unit price contracts and from lump sum contracts. Fixed-unit price contracts require us to provide materials and services at a fixed-unit price based on agreed quantities irrespective of our actual per unit costs. Lump sum contracts require the contract work to be completed for a single price irrespective of our actual costs incurred. Given that our revenues per contract are fixed, our ability to achieve contract profitability is dependent upon our ability to avoid cost overruns by accurately estimating our costs and then successfully controlling our actual costs. If our cost estimates for a contract are inaccurate, or if we do not perform the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected. As a result, these types of contracts could negatively affect our cash flow, earnings and financial position.
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

•	higher than anticipated costs to lease, acquire and maintain equipment;

•	inability to predict the costs of accessing and producing aggregates and purchasing oil required for asphalt paving projects;

•	availability and skill level of workers in the geographic location of a project;

•	rapidly increasing labor costs;

•	failure by our suppliers, subcontractors, designers, engineers, joint venture partners or customers to perform their obligations;

•	fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, joint venture partners, customers or our own personnel;

•	mechanical problems with our machinery or equipment;

•	citations issued by any governmental authority, including OSHA;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in applicable laws and regulations;

•	delays in quickly identifying and taking measures to address issues which arise during execution of a project; and

•	claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is a part.
Many of our contracts with public sector customers contain provisions that purport to shift some or all of the above risks from the customer to us, even in cases where the customer is partly at fault. Public sector customers may seek to impose contractual risk-shifting provisions more aggressively, which could increase risks and adversely affect our cash flow, earnings and financial position.
Substantially all of the contracts in our Backlog contain “termination for convenience” clauses which allow the customer to cancel the contract at their election but require that the Company be remunerated for work performed through the date of termination; we have not been materially adversely affected by contract cancellations or modifications in the past.

Our dependence on subcontractors and suppliers of materials (including petroleum-based products) could increase our costs and impair our ability to complete contracts on a timely basis or at all.
We rely on third-party subcontractors to perform some of the work on many of our projects and third party suppliers to provide substantially all of the materials (including aggregates, cement, asphalt, concrete, steel, oil and fuel) for our contracts. We generally do not bid on contracts unless we have the key subcontractors committed for the anticipated scope of the contract and commitments from suppliers for the significant materials required to complete the contract, in each case at prices that we have included in our bid. To the extent that we are unable to engage subcontractors or obtain commitments from our suppliers for materials, our ability to bid for contracts may be impaired. In addition, if a subcontractor or supplier is unable to deliver its services or materials, in accordance with the agreed terms for any reason, including the deterioration of its financial condition, we may suffer delays and be required to purchase the services or materials from another source at a higher price or incur other unanticipated costs. This may reduce the profit to be realized, or result in a loss, on a contract.
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
Recent and potential changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of materials and products used in our construction projects involving concrete.
The federal government has imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with our construction business, including steel, raising our costs for these items (or products made with them), and has threatened to impose further tariffs, duties and/or trade restrictions on imports. Foreign governments, including China and Canada, and trading blocs, such as the European Union, have responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods, and are reportedly considering other measures. These trading conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our construction costs further, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies, and, individually or in the aggregate, materially and adversely affect our business and result of operations.
We may not accurately assess the quality, and we may not accurately estimate the quantity, availability and cost, of aggregates we need to complete a project, particularly for projects in rural areas.
Particularly for projects in rural areas, we may estimate the quality, quantity, availability and cost for aggregates (such as sand, gravel, crushed stone, slag and recycled concrete) from sources that we have not previously used as suppliers, which increases the risk that our estimates may be inaccurate. Inaccuracies in our estimates regarding aggregates could result in significantly higher costs to supply aggregates needed for our projects, as well as potential delays and other inefficiencies. If we fail to accurately assess the quality, quantity, availability and cost of aggregates, it could cause us to incur losses, which could materially adversely affect our results of operations.
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

We are dependent on a limited number of significant customers.
Heavy Civil and Specialty Services—Due to the size and nature of our contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Similarly, our backlog frequently reflects multiple contracts for certain customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. Our significant Heavy Civil customers (i.e., those greater than 10% of our consolidated revenues) accounted for approximately 12% of our revenue in 2019, 15% of our revenue in 2018 and 25% of our revenue in 2017. There were no Specialty Services customers with revenue greater than 10% of our consolidated revenues in 2019. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations. Also, a default or delay in payment on a significant scale by a customer could materially adversely affect our business, results of operations, cash flows and financial condition. See Note 19 - Concentration of Risk and Enterprise Wide Disclosures for the Company’s major customers that represent a concentration of risk due to their significant revenue contributions. See also Note 3 - Plateau Acquisition for additional detail regarding the Plateau Acquisition during 2019 and the creation of our Specialty Services segment.
Residential—Customers for our residential business are leading Residential homebuilders. Several of these customers individually account for a significant portion of our Residential business’s sales in a normal year. In our Residential business, D.R. Horton Inc., Pulte Homes Inc., HISTORYMAKER Homes, and Lennar, including their respective affiliates, accounted for approximately 75%, 72% and 67% of our revenue for the residential segment for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, homebuilders are reliant upon growth in the housing market and the continued ability to purchase and develop land, which ultimately impact customers’ demand for our Residential services. The loss of any one or more of our significant customers could have a material adverse effect on our results of operations.
The industry is highly competitive, with a variety of companies competing against us, and our failure to compete effectively could reduce the number of new contracts awarded to us or adversely affect our margins on contracts awarded.
In the past, a majority of the contracts on which we bid were awarded through a competitive bid process, with awards generally being made to the lowest bidder, but sometimes recognizing other considerations, such as shorter contract schedules or prior experience with the customer and reputation. Within our geographic markets, we compete with many international, national, regional and local construction firms. Several of these competitors have achieved greater geographic market penetration than we have in the geographic markets in which we compete, and several of our competitors have greater financial and other resources than we do. In addition, a number of international and national companies in our industry that are larger than we are and that currently do not have a significant presence in our geographic markets, if they so desire, could establish a presence in our geographic markets and compete with us for contracts.
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
A prolonged government shutdown may adversely affect our Heavy Civil business.
We derive a significant portion of our Heavy Civil revenue from governmental agencies and programs. A prolonged government shutdown could impact inspections, regulatory review and certifications, grants, approvals, or cause other situations that could result in our incurring substantial labor or other costs without reimbursement under government contracts, or the delay or cancellation of key government programs in which we are involved, all of which could have a material adverse effect on our business and results of operations.
Our Heavy Civil business relies on highly competitive and highly regulated government contracts.
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

Our Heavy Civil business depends on our ability to qualify as an eligible bidder under government contract criteria and to compete successfully against other qualified bidders in order to obtain government contracts.
The U.S. government and various state and local government agencies conduct rigorous competitive processes for awarding many contracts. Some contracts include multiple award task order contracts in which several contractors are selected as eligible bidders for future work. We will face strong competition and pricing pressures for any additional Heavy Civil contract awards from the U.S. government and other government agencies, and we may be required to qualify or continue to qualify under various multiple award task order contract criteria. Our inability to qualify as an eligible bidder under government contract criteria could preclude us from competing for certain government contract awards. In addition, our inability to qualify as an eligible bidder, or to compete successfully when bidding for certain government contracts and to win those Heavy Civil contracts, could materially adversely affect our business, operations, revenues and profits.
Our Heavy Civil business is susceptible to economic downturns and reductions in government funding of infrastructure projects.
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
Refer to our “Business—Segments, Markets and Customers” section within Item 1 for a more detailed discussion of our geographic markets.
Our Specialty Services business, as well as the industries of many of our customers upon whom we are dependent, is susceptible to economic downturns, including periods of slower than anticipated economic growth and the risk of a new recession.
Demand for our Specialty Services business is cyclical and may be vulnerable to economic downturns, interest rate fluctuations or other adverse developments in the credit markets, and reductions in private industry spending, the effects of which may cause our customers to delay, curtail or cancel proposed and existing projects. A number of factors can adversely affect the industries we serve, including, among other things, financing or credit availability, potential bankruptcies, global and U.S. trade relationships or other geopolitical events. A reduction in cash flow or the lack of availability of debt or equity financing for our customers could cause our customers to reduce their spending for our services or affect the ability of our customers to pay amounts owed to us.
Most of our significant contracts can be canceled on short notice.
Our contracts generally have clauses that permit the cancellation of the contract unilaterally and at any time as long as the customer pays for the work already completed. A cancellation of an unfinished contract could cause our equipment and work crews to be idle for a significant period of time until other comparable work becomes available, which could have a material adverse effect on our business and results of operations.
The homebuilding industry is cyclical and susceptible to downward changes in general economic or other business conditions which could adversely affect our Residential projects, including foundations for single-family and multi-family homes.
The Residential homebuilding industry is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, availability of financing, and interest rate levels. Adverse changes in any of these conditions generally, or in the markets where we operate, could decrease demand and pricing for new homes in these areas or result in customer cancellations of pending contracts, which could adversely affect the number of Residential concrete projects we have or reduce the prices we can charge for these projects, either of which could result in a decrease in our revenues and earnings that could materially adversely affect our results of operations.
Although the U.S. housing market continues to recover, especially in the markets currently served by us, we cannot predict with certainty the overall trajectory of these markets or the duration of this trend due to changes in conditions that are beyond our control, including, but not limited to:
•Rising interest rates;
•Shortage of lots available for development;
•Changes in demographics and population migration that impair the demand for new housing;
•Labor shortages, especially craft labor, and rising costs of labor; and
•Changes in the tax laws that reduce the benefits of home ownership.

Our participation in Heavy Civil joint ventures exposes us to liability and/or harm to our reputation for failures of our partners.
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
We may fail to meet schedule or performance requirements of our contracts.
In most cases, our contracts require completion by a scheduled acceptance date. Failure to timely complete a project could result in additional costs, penalties or liquidated damages being assessed against us, and these could exceed projected profit margins on the contract.
The design-build project delivery method subjects us to the risk of design errors and omissions.
We could be liable for a design error or omission that causes or contributes to damages with respect to one of our design-build projects. Although by contract we pass design responsibility on to the engineering firms that we engage to perform design services on our behalf for these projects, in the event of a design error or omission causing damages, there is risk that the engineering firm, its professional liability insurance, and the errors and omissions insurance that they and we purchase will not fully protect us from costs or liabilities. Any liabilities resulting from an asserted design defect with respect to our Heavy Civil projects may have a material adverse effect on our financial position, results of operations and cash flows. Performance problems on existing and future Heavy Civil contracts could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within the industry and among our customers.
An inability to obtain bonding could limit the aggregate dollar amount of contracts that we are able to pursue.
As is customary in the construction business, we are required to provide bonding to our customers to secure our performance under our contracts. Our ability to obtain bonding primarily depends upon our capitalization, working capital, borrowing capacity under our credit facilities, past performance, management expertise and reputation and certain external factors, including the overall capacity of the credit market. Bonding companies and banks consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. Events that adversely affect the financial markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. Our inability to obtain adequate bonding would limit the amount that we can bid on new contracts and could have a material adverse effect on our future revenues and business prospects.

Timing of the award and performance of new contracts may fluctuate.
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
Our ability to attract and retain reliable, qualified personnel is a significant factor that enables us to successfully bid for and profitably complete our work. This includes management, project managers, estimators, supervisors, foremen, equipment operators and laborers for each of our subsidiaries. The loss of the services of any of our subsidiaries’ management-level personnel could have a material adverse effect on us. Our future success will also depend on our ability to hire and retain, or to attract when needed, highly-skilled personnel. If competition for these employees is intense, we could experience difficulty hiring and retaining the personnel necessary to support our business. If we do not succeed in retaining our current employees and attracting, developing and retaining new highly-skilled employees, our reputation may be harmed and our operations and future earnings may be negatively impacted.
We may be subject to unionization, work stoppages, slowdowns or increased labor costs.
In Arizona, California, Hawaii and Nevada a substantial number of our equipment operators and laborers are unionized. Additional groups of our employees may also unionize in the future. If at any time, a significant amount of our employees unionized, it could limit the flexibility of the workforce and could result in demands that might increase our operating expenses and adversely affect our profitability. Each of our different employee groups could unionize at any time and would require separate collective bargaining agreements. If any group of our employees were to unionize and we were unable to agree on the terms of their collective bargaining agreement or we were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations and could have a material adverse effect on our business, operating results and financial condition.
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
Insurance liabilities are difficult to assess and quantify due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If we were to experience insurance claims or costs above our estimates, we might be required to use working capital to satisfy these claims rather than to maintain or expand our operations. To the extent that we experience a material increase in the frequency or severity of accidents or workers’ compensation and health claims, or unfavorable developments on existing claims, our results of operations and financial condition could be materially and adversely affected.

If we are unable to comply with applicable immigration laws, our ability to successfully complete contracts may be negatively impacted.
We rely heavily on immigrant labor. We have taken steps that we believe are sufficient and appropriate to ensure compliance with immigration laws. However, we cannot provide assurance that we have identified, or will identify in the future, all undocumented immigrants who work for us. Our failure to identify undocumented immigrants who work for us may result in fines or other penalties being imposed upon us, which could have a material adverse effect on our results of operations and financial condition.
Environmental and other regulatory matters could adversely affect our ability to conduct our business and could require expenditures that could have a material adverse effect on our results of operations and financial condition.
Our operations are subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances and the emission and discharge of pollutants into the air and water. We could be held liable for such contamination created not only from our own activities but also from the historical activities of others on our project sites or on properties that we acquire or lease. Our operations are also subject to laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous substances. Violations of such laws and regulations could subject us to substantial fines and penalties, cleanup costs, third-party property damage or personal injury claims. In addition, growing concerns about climate change may result in the imposition of additional environmental regulations. Such legislation or restrictions could increase the costs of projects for us and our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services which could in turn have a material adverse effect on our operations and financial condition. Generally, environmental laws and regulations have become, and enforcement practices and compliance standards are becoming, increasingly stringent. Moreover, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed, or how existing or future laws or regulations will be administered or interpreted, with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could require us to make substantial expenditures for, among other things, pollution control systems and other equipment that we do not currently possess, or the acquisition or modification of permits applicable to our activities.
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
Because all of our construction projects are performed outdoors, work on our contracts is subject to unpredictable weather conditions, which could become more frequent or severe if general climatic changes occur. For example, in 2017 Hurricane Harvey caused damage and disruption that resulted in our inability to perform work on all Houston-area contracts for several days and in some cases several weeks. Future evacuations due to hurricanes along the coastal areas can delay our performance of work on contracts for several days or weeks or longer. Lengthy periods of wet or cold winter weather will generally interrupt construction, and this can lead to under-utilization of crews and equipment, resulting in less efficient rates of overhead recovery. Extreme heat can prevent us from performing certain types of operations. During the late fall to the early spring months of each year, our work on construction projects in the Rocky Mountain states may also be curtailed because of snow and other work-limiting weather. While revenues can be recovered following a period of bad weather, it is generally impossible to recover the cost of inefficiencies, and significant periods of bad weather typically reduce profitability of affected contracts both in the current period and during the future life of affected contracts. Such reductions in contract profitability negatively affect our results of operations in current and future periods until the affected contracts are completed.
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

Risks Related to Our Financial Results, Financing and Liquidity
Our use of over time revenue recognition (formally known as percentage-of-completion method) accounting related to our Heavy Civil and Specialty Services projects could result in a reduction or elimination of previously reported revenue and profits.
As is more fully discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates,” we recognize Heavy Civil and Specialty Services contract revenue over time. This method is used because management considers the cost-to-cost measure of progress to be the best measure of progress on these contracts.
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
Backlog as of December 31, 2019 totaled $1.1 billion for our Heavy Civil and Specialty Services segments. Backlog develops as a result of new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period. Backlog is measured and defined differently by companies within our industry. We refer to “Backlog” as the unearned revenue we expect to earn in future periods on our executed Heavy Civil and Specialty Services contracts. As the construction on our projects progresses, we increase or decrease Backlog to take into account newly signed contracts, revenue earned during the period and our estimates of the effects of changes in estimated quantities, changed conditions, change orders and other variations from previously anticipated contract revenues, including completion penalties and incentives. We cannot guarantee that the revenue projected in our Backlog will be realized, or if realized, will result in earnings.
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
Our ability to obtain additional financing in the future will depend in part upon prevailing credit and equity market conditions, as well as the condition of our business and our operating results; such factors may adversely affect our efforts to arrange additional financing on terms satisfactory to us and makes us more vulnerable to adverse economic and competitive conditions.
We have pledged the proceeds and other rights under our Heavy Civil and Specialty Services contracts to our bonding agent, and we have pledged substantially all of our other assets as collateral in connection with our Credit Agreement. As a result, we may have difficulty in obtaining additional financing in the future if such financing requires us to pledge assets as collateral. In addition, under our Credit Agreement, we must obtain the consent of our lenders to incur additional debt from other sources (subject to certain limited exceptions).
If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.
In connection with the Plateau Acquisition, we incurred a substantial amount of indebtedness, and the agreements governing such indebtedness contain various covenants and other provisions that impose restrictions on our ability to operate and manage our business.
As a result of borrowing funds for the Plateau Acquisition, we have a higher level of indebtedness; specifically, as of December 31, 2019, our aggregate principal amount outstanding under the Credit Facility was $420 million. The Credit Facility will mature on October 2, 2024. While we currently believe we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of the credit markets or the economy generally.
The Credit Agreement governing the indebtedness incurred by us in connection with the Plateau Acquisition contains certain subsidiary guarantees, which are secured by a first priority security interest in substantially all assets directly owned by such subsidiaries and us, subject to certain exceptions and limitations. The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict the ability of us and our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things.
In addition, the Credit Agreement contains financial covenants that require us and certain of our subsidiaries to maintain certain financial ratios and to prepay outstanding loans under the Credit Agreement in certain cases with proceeds from the issuance of additional debt, asset dispositions, events of loss and excess cash flows. These requirements could limit our cash flow or impair our ability to conduct business and pursue business strategies, which could have a material adverse effect on our results of operations, cash flows or financial condition. The ability of us and our subsidiaries to comply with these provisions may be affected by events beyond our and their control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our debt repayment obligations, which in turn may trigger cross-acceleration or cross-default provisions in other debt or bonding agreements. The Credit Agreement also contains a cross-default provision. This provision could have a wider impact on liquidity than might otherwise arise from a default of a single debt instrument. Our available cash and liquidity would not be sufficient to fully repay borrowings under all of our debt instruments that could be accelerated upon such an event of default.
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
We may elect to borrow, continue or convert certain term or revolving loans under our Credit Agreement to bear interest at an annual rate of one-, two-, three-, six- or, if available, twelve-month London Interbank Offered Rate (“LIBOR”), plus 4.5% per annum. Accordingly, increases in interest rates could have a material adverse effect on our business operations, financial performance and financial condition.
The financial industry is currently transitioning away from LIBOR as a benchmark for the interbank lending market. While an orderly transition to a new benchmark is expected, a universal approach has not been adopted. It is uncertain as to the nature of any replacement rate and whether it will gain widespread market acceptance. Because certain loans under our Credit Agreement may bear interest calculated by reference to LIBOR, we may be impacted by this transition, including by:

•	the effect of uncertainty regarding the interest rate calculation before replacement benchmark is published regularly and gains widespread market acceptance; or

•	the risk that differences in the administration or determination methodology of the replacement benchmark may affect the amount of interest payments.
Our strategy, which includes growing through strategic acquisitions, may not be successful.
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
Our ability to generate cash, outside of funds available through our Revolving Credit Facility, is subject to our operational performance, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may be unable to expand our credit capacity, which could adversely affect our operations and business. Earnings from our operations and our working capital requirements can vary from period to period based primarily on the mix of our projects underway and the percentage of project work completed during the period. Capital expenditures may also vary significantly from period to period. We cannot provide assurance that our business will generate sufficient cash flow from operations or asset sales or that we can obtain future borrowing capacity in an amount sufficient to enable us to pay our indebtedness, to fund working capital requirements or to fund our other liquidity needs. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer.
In the event we cannot generate enough cash to satisfy our liquidity needs, we may have to seek additional financing. The Credit Agreement, subject to certain exceptions, restricts our ability to incur additional financing indebtedness. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity decreased due to a market downturn. The domestic and worldwide capital and credit markets may experience significant volatility, disruptions and dislocations with respect to price and credit availability. Should we need additional funds or to refinance our existing indebtedness, we may not be able to obtain such additional funds. If internal sources of liquidity prove to be insufficient, we may not be able to successfully obtain additional financing on favorable terms, or at all.
We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Our inability to refinance our debt on commercially reasonable terms also could have a material adverse effect on our business. If we experience operational difficulties, we may need to increase our available borrowing capacity or seek amendments to the terms of our Credit Agreement. There can be no assurance that we will be able to secure any additional capacity or amendment to our Credit Agreement or to do so on terms that are acceptable to us, in which case, our costs of borrowing could rise and our business and results of operations could be materially adversely affected.
We must manage our liquidity carefully to fund our working capital.
The need for working capital for our business varies due to fluctuations in the following amounts, among other factors:
•receivables and contract retentions;
•costs and estimated earnings in excess of billings;
•billings in excess of costs and estimated earnings;
•the size and status of contract mobilization payments and progress billings; and
•the amounts owed to suppliers and subcontractors.
We may have limited cash on hand and the timing of payments on our contract receivables is difficult to predict. If the timing of payments on our receivables is delayed or the amount of such payments is less than expected, our liquidity and ability to fund working capital could be materially and adversely affected.

We may be required to write down all or part of our goodwill and intangibles.
We had $192 million of goodwill and $256 million of intangibles recorded on our Consolidated Balance Sheet at December 31, 2019. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations reduced by any impairments recorded subsequent to the date of acquisition. Intangible assets are recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is separable, that is, it is capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged (whether there is intent to do so). A shortfall in our revenues or net income or changes in various other factors from that expected by securities analysts and investors could significantly reduce the market price of our common stock. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill or intangible assets have been impaired. We perform an annual test of our goodwill and periodic assessments of intangible assets to determine if they have become impaired. On an interim basis, we also review the factors that have or may affect our operations or market capitalization for events that may trigger impairment testing. Write downs of goodwill and intangible assets may be substantial. If we were required to write down all or a significant part of our goodwill and/or intangible assets in future periods, our net earnings and equity could be materially adversely affected.
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
We may be unable to successfully integrate Plateau’s business with ours and realize the anticipated benefits of the Plateau Acquisition.
The Plateau Acquisition previously operated as a private enterprise, whereas we are a public company. We will be required to devote significant management attention and resources to integrating the business practices and operations of Plateau with the Company. Potential difficulties we may encounter in the integration process include the following:

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own or lease properties in locations throughout the United States to conduct our business. We believe these facilities are adequate to meet our current and near-term requirements. The following list summarizes our principal properties by segment for which they are primarily utilized: Heavy Civil, Specialty Services, Residential, and Corporate:

Location	Type of Facility	Interest	Operating Segment(s)
The Woodlands, TX	Administrative	Leased	Corporate
San Antonio, TX	Administrative and equipment yard	Owned	Heavy Civil
Dallas, TX	Administrative and equipment yard	Leased	Heavy Civil
Sparks, NV	Administrative and operations	Leased	Heavy Civil
Phoenix, AZ	Administrative and operations	Leased	Heavy Civil
Sacramento, CA	Administrative, operations and repair facility	Owned/Leased	Heavy Civil
Houston, TX	Administrative and equipment yard	Owned	Heavy Civil
Draper, UT (1)	Administrative and operations	Leased	Heavy Civil and Specialty Services
Austell, GA	Administrative, operations and equipment yard	Owned	Specialty Services
Winter Garden, FL	Administrative and operations	Owned/Leased	Specialty Services
Denton, TX (2)	Administrative and operations	Leased	Residential and Specialty Services
(1) The leased office space in Draper, UT and the repair facilities in West Jordan City, UT are owned by companies which are principally owned by our Chief Operations Officer and his family members.
(2) The leased Denton, TX facilities are owned by certain officers of Tealstone.
Refer to Note 20 - Related Party Transactions for additional information.
In order to complete most contracts, we also lease small parcels of real estate near contract job sites to store materials, equipment and provide offices for the contracting customer, its representatives and our employees.
All of our wholly-owned assets are encumbered, see Note 9 - Debt for further discussion on debt and the Company’s current credit agreements.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the NASDAQ Global Select Market under the trading symbol “STRL”. On February 28, 2020, there were 741 holders of record of our common stock.
Dividend Policy
We have never paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings, and we do not anticipate paying any cash dividends. Additionally, our Credit Agreement restricts the payout of dividends. Whether or not we declare any dividends will be at the discretion of our Board of Directors considering then-existing conditions, including our financial condition and results of operations, capital requirements, bonding prospects, contractual restrictions (including those under our Credit Agreement), business prospects and other factors that our Board of Directors considers relevant.
Equity Compensation Plan Information
Certain information about the Company’s equity compensation plans is incorporated into Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” from the Company’s proxy statement for its 2020 Annual Meeting of Stockholders.
Stock Repurchase Plan Information
On November 2, 2018, the Board of Directors approved a plan that authorized stock repurchases of up to 2 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. The Company accounts for the repurchase of treasury shares under the cost method. This repurchase program expires on June 30, 2020 and may be modified, extended or terminated by the Board at any time. The Company repurchased 250 thousand and 467 thousand shares of its common stock during fiscal years 2019 and 2018, respectively, leaving approximately 1.3 million shares remaining for repurchase under the plan. There were no shares repurchased in the fourth quarter of 2019. As mentioned in Note 9 - Debt , the Company’s Credit Agreement entered into on October 2, 2019 contains various usual and customary covenants including one that limits the repurchase of common shares.
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
The returns are calculated assuming an investment with a value of $100 was made in the Company’s common stock and in each index at the end of 2014 and that all dividends were reinvested in additional shares of common stock; however, the Company has paid no dividends during the periods shown. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

Copyright© 2020 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

The table below depicts the five-year performance of $100 invested on December 31, 2014 in stock or index, including reinvestment of dividends.

	December 2014	December 2015	December 2016	December 2017	December 2018	December 2019
Sterling Construction Company, Inc.	$100.00	$95.15	$132.39	$254.77	$170.42	$220.34
Dow Jones US Total Return Index	$100.00	$100.63	$112.96	$137.24	$130.42	$171.04
Dow Jones US Heavy Construction Index	$100.00	$88.48	$109.14	$115.00	$84.97	$113.99
Issuer Purchases of Equity Securities
The following table shows the monthly number of shares of the Company’s common stock the Company repurchased from employees in the quarter ended December 31, 2019. These shares were repurchased from employees holding shares of the Company’s common stock that had been awarded to them by the Company and that were released from Company-imposed transfer restrictions. The repurchase was to enable the employees to satisfy the Company’s tax withholding obligations triggered by the release of the restrictions. The repurchase was made at the election of the employees pursuant to a procedure adopted by the Compensation and Talent Development Committee of the Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1 – October 31, 2019	2,029	$16.87
November 1 – November 30, 2019	1,071	$14.57
December 1 – December 31, 2019	—	$—

Item 6. Selected Financial Data
     The following table sets forth selected financial and other data of the Company and its subsidiaries and should be read in conjunction with both Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which follows, and Item 8. “Financial Statements and Supplementary Data.”

	Years Ended December 31,
(In thousands, except per share data)	2019	2018	2017	2016	2015
Revenues	$1,126,278	$1,037,667	$957,958	$690,123	$623,595
Acquisition related costs	(4,311)	—	—	—	—
Operating income	37,751	42,611	26,176	(4,279)	(14,387)
Interest expense	(16,686)	(12,350)	(9,800)	(2,628)	(3,012)
Income (loss) before income taxes	14,479	31,278	15,935	(7,324)	(17,179)
Income tax benefit (expense)	26,216	(1,738)	(118)	(88)	(7)
Net income (loss)	40,695	29,540	15,817	(7,412)	(17,186)
Less: Net income attributable to noncontrolling interests	(794)	(4,353)	(4,200)	(1,826)	(3,216)
Net income (loss) attributable to Sterling common stockholders before noncontrolling interest revaluation	39,901	25,187	11,617	(9,238)	(20,402)
Revaluation of noncontrolling interest	—	—	—	—	(18,774)
Net income (loss) attributable to Sterling common stockholders	$39,901	$25,187	$11,617	$(9,238)	$(39,176)

Net income (loss) per share attributable to Sterling common stockholders:
Basic	$1.50	$0.94	$0.44	$(0.40)	$(2.02)
Diluted	$1.47	$0.93	$0.43	$(0.40)	$(2.02)

Weighted average common shares outstanding:
Basic	26,671	26,903	26,274	23,140	19,375
Diluted	27,119	27,194	26,712	23,140	19,375

Balance sheet:
Total assets	$961,940	$482,573	$463,298	$301,823	$266,165
Long-term debt	$390,627	$79,117	$86,160	$1,549	$15,324
Equity attributable to Sterling common stockholders	$219,918	$164,401	$141,333	$107,434	$95,845
Shares outstanding	27,772	26,597	27,051	24,987	19,753

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided to assist readers in understanding our financial performance during the periods presented and significant trends that may impact our future performance. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes thereto.
OVERVIEW
General—Sterling Construction Company, Inc. is a construction company that has been involved in the construction industry since its founding in 1955. The Company operates through a variety of subsidiaries within three operating groups specializing in heavy civil, specialty services, and residential projects in the United States (the “U.S.”), primarily across the southern U.S., the Rocky Mountain states, California and Hawaii, as well as other areas with strategic construction opportunities. Heavy civil includes infrastructure and rehabilitation projects for highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems. Specialty services projects include construction site excavation and drainage, drilling and blasting for excavation, foundations for multi-family homes, parking structures and other commercial concrete projects. Residential projects include concrete foundations for single-family homes.
On October 2, 2019, the Company consummated the acquisition of Plateau and entered into a credit agreement with the financial institutions from time to time party thereto as lenders, BMO Harris Bank N.A., as administrative agent, Bank of America, N.A., as syndication agent, and BMO Capital Markets Corp. and BofA Securities, Inc., as joint lead arrangers and joint book runners. The Credit Agreement provides the Company with senior secured debt financing in an amount up to $475 million in the aggregate with a maturity date of October 2, 2024. We have determined that with the acquisition of Plateau we now have three reportable segments: Heavy Civil, Specialty Services and Residential. Refer to Note 9 - Debt for a discussion of our financing arrangements and Note 21 - Segment Information for a discussion of reportable segments and related financial information.
MARKET OUTLOOK AND TRENDS
Heavy Civil—Sterling’s heavy civil construction business is primarily driven by federal, state and municipal funding. Federal funds, on average, provide 50% of annual State Department of Transportation (DOT) capital outlays for highway and bridge projects. Several of the states in Sterling’s key markets have instituted actions to further increase annual spending. In November 2018, various state and local transportation measures were passed securing, and in some cases increasing, funding of $1.57 billion in California, $1.27 billion in Texas, $528.5 million in Arizona, $128.2 million in Colorado and $87 million in Utah. In October 2018, the Federal Aviation Administration reauthorized $3.35 billion annually for the next five years. This reauthorization also includes more than $1 billion a year for airport infrastructure grants and about $1.7 billion for disaster relief. In addition to the state locally funded actions, this is in the fourth year of the five-year $305 billion 2015 federally funded Fixing America’s Surface Transportation (“FAST”) Act that increased the annual federal highway investment by 15.1% over the five-year period from 2016 to 2020. With the FAST Act set to expire next year, the federal government is currently working towards a bipartisan Federal Infrastructure Bill (America’s Transportation Infrastructure Act) that would both increase and solidify funding for the next five years. Should the federal government approve this incremental infrastructure investment, it would be an additional growth catalyst; however, it would be unlikely to create a significant business impact before late 2020 or 2021.
Specialty Services—Sterling’s specialty services business is primarily driven by investments from end users and developers.  Key end users, including Amazon and Home Depot, have begun implementing publicly announced multi-year capital infrastructure campaigns. In our primary market in the southeastern United States, and specifically Georgia, the availability rate is at 11% and for six consecutive quarters over 20 million square feet of new construction has commenced. In our key commercial markets forecasted net absorption continues to be positive, with more space leased than supplied to the market. The outlook for multifamily vacancy rate continues to be below its long-term average, supporting continued growth and specifically strong markets in our footprint. Additionally, the positive lending environment has sustained continued new development within our specialty services space.
Residential—Continuing revenue growth of the Company’s residential construction business is directly related to the growth of new home starts in its key markets. The Company’s core customer base is primarily made up of leading national home builders as well as regional and custom home builders. The Company has continued its expansion of the residential business into the Houston market and surrounding areas.

BACKLOG
At December 31, 2019, our Backlog of construction projects, made up of our Heavy Civil and Specialty Services segments, was $1.1 billion, as compared to $850.7 million at December 31, 2018. The contracts in Backlog are typically completed in 6 to 36 months. Contracts in which we are the apparent low bidder for projects (“Unsigned Low-bid Awards”) are excluded from Backlog until the contract is executed by our customer. Unsigned Low-bid Awards were $273.5 million at December 31, 2019 and $292.7 million at the end of 2018. The combination of our Backlog and Unsigned Low-bid Awards, which we refer to as “Combined Backlog” totaled $1.3 billion and $1.1 billion as of December 31, 2019 and 2018, respectively. Backlog includes $161.4 million and $33.6 million attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner at December 31, 2019 and 2018, respectively. We anticipate that approximately 70% of our Backlog will be recognized as revenues during 2020, with substantially all remaining recognized in the twelve months following.
Contracts-in-progress which were not substantially complete totaled approximately 200 and 150 at December 31, 2019 and 2018, respectively. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to variations among contracts and depending upon the stage of completion of contracts.
We anticipate that our markets will continue to improve, driven by the conditions discussed in Item 1. “Business.” Furthermore, we believe that the Company is well established in our particular markets and has the management depth and experience which gives us the ability to perform a broad range of work that will allow us to succeed in current market conditions and to continue to compete successfully for projects as they become available at acceptable profit margin levels.
Backlog and gross margin:

(In thousands)	Backlog	Gross Margin in Backlog
Fourth quarter of 2019	$1,068,025	11.5%
Third quarter of 2019	$881,428	9.3%
Second quarter of 2019	$909,030	8.8%
First quarter of 2019	$808,740	8.3%
Fourth quarter of 2018	$850,725	8.5%
Our total margin in Backlog has increased approximately 300 basis points, from 8.5% at December 31, 2018 to 11.5% at December 31, 2019, primarily due to the $159 million of Plateau backlog acquired at the Acquisition closing date. Our Combined Backlog margin increased from 8.9% at December 31, 2018 to 11.0% at December 31, 2019. The increases noted above are primarily the result of the Plateau Acquisition, improving market conditions, and actions that we have taken to improve bid discipline.

RESULTS OF OPERATIONS
Consolidated Results
Summary—For 2019, the Company had operating income of $37.8 million, income before income taxes of $14.5 million, net income attributable to Sterling common stockholders of $39.9 million and net income per diluted share attributable to Sterling common stockholders of $1.47.
Consolidated financial highlights for 2019 as compared to 2018 are as follows:

	Years Ended December 31,
(In thousands)	2019	2018	% Change
Revenues	$1,126,278	$1,037,667	8.5%
Gross profit	107,794	110,332	(2.3)%
General and administrative expenses	(49,200)	(48,220)	2.0%
Intangible asset amortization	(4,695)	(2,400)	95.6%
Acquisition related costs	(4,311)	—	NM
Other operating expense, net	(11,837)	(17,101)	(30.8)%
Operating income	37,751	42,611	(11.4)%
Interest income	1,142	1,017	12.3%
Interest expense	(16,686)	(12,350)	35.1%
Loss on extinguishment of debt	(7,728)	—	NM
Income before income taxes and noncontrolling interests in earnings	14,479	31,278	(53.7)%
Income tax benefit (expense)	26,216	(1,738)	NM
Net income	40,695	29,540	37.8%
Noncontrolling interests in earnings	(794)	(4,353)	(81.8)%
Net income attributable to Sterling common stockholders	$39,901	$25,187	58.4%

Gross margin	9.6%	10.6%

Operating margin	3.4%	4.1%

Backlog, end of year	$1,068,025	$850,725
 NM – Not meaningful.
Revenues—Revenues increased $88.6 million, or 8.5% in 2019 compared to the prior year. The increase is primarily attributable to the inclusion of three months of revenue totaling $84.6 million from the acquired Plateau operations in 2019.
Gross profit—Gross profit decreased $2.5 million, or 2.3%, in 2019 compared to the prior year. The Company’s gross margin as a percent of revenue decreased to 9.6% in 2019, as compared to 10.6% in the prior year.
In December 2019, Sterling was able to come to an interim agreement related to a 2014 project involving the construction of three separate bridges in Texas that had suffered from significant schedule delays and cost overruns due to major owner design flaws. This agreement enabled Sterling to recover approximately $17 million in costs to date related to these delays and defined a better dispute resolution process along with agreed upon rates for potential future delays. As part of this agreement, Sterling agreed to work on all three bridges simultaneously (versus doing one at a time) to accelerate the final completion schedule. This revised schedule has significantly increased the amount of labor, equipment and infrastructure required to complete the project under the new terms of the agreement and resulted in a reduction of gross profit in the quarter of $10.2 million, or $0.36 per diluted share.
The decrease in gross margin during 2019, when compared to the prior year, was driven by the aforementioned $10.2 million charge and a lower margin revenue mix due to the completion of two large design-build projects at the end of 2018. The company expects the margin mix to improve in 2020 with the ramp up of several large design-build projects which are now in backlog. The decrease was partly offset by an increase of 131 basis points from the inclusion of three months of gross profit from Plateau operations in 2019.

General and administrative expenses—General and administrative expenses increased $1.0 million during 2019 to $49.2 million from $48.2 million in the prior year. This increase is primarily from the inclusion of three months of cost associated with Plateau operations, partly offset by lower business development costs in the current year. As a percentage of revenues, general and administrative expenses decreased to 4.4% in 2019 from 4.6% in the prior year. The decrease in general and administrative expenses, as a percentage of revenue, is primarily the result of the leverage generated from generally fixed costs and increases in revenues.
Intangible asset amortization—Intangible asset amortization increased $2.3 million during 2019 to $4.7 million from $2.4 million in the prior year, as a result of the Plateau Acquisition.
Acquisition related costs—The Company had acquisition related costs of $4.3 million in 2019, related to the Plateau Acquisition.
Other operating expense, net—Other operating expense, net, includes the elimination of 50% of earnings and losses related to Members’ interest of consolidated 50% owned subsidiaries, earn-out expense, and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and increase the liability account. The change in other operating expense, net, was a decrease of $5.3 million during 2019 compared to the prior year. Earn-out expense was $2.0 million for 2019, compared to $1.9 million in the prior year. Members’ interest earnings decreased by $5.3 million during 2019 to $9.8 million from $15.1 million in the prior year, reflecting decreased revenue driven by the completion of a project in Hawaii in the prior year, and project mix.
Interest expense—Interest expense was $16.7 million in 2019 compared to $12.4 million in the prior year. The increase is due to increased borrowings to complete the Plateau Acquisition.
Loss on extinguishment of debt—As part of the replacement of the Oaktree Facility, $7.7 million in debt extinguishment costs were expensed for the year ended December 31, 2019.
Income taxes—We had an income tax rate benefit for 2019. In 2019, our effective income tax rate varied from the 21% federal statutory rate primarily as a result of the reversal of the valuation allowance on our deferred tax assets. See Note 13 - Income Taxes for more information.
Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests decreased in 2019 due to the two joint venture projects in the Rocky Mountain region becoming substantially complete at the end of 2018. The Company expects joint venture revenues to increase in 2020 due to several joint venture projects signed in the fourth quarter of 2019 and the first quarter of 2020.
Segment Results

	Years Ended December 31,
(In thousands)	2019	% of Revenue	2018	% of Revenue
Revenue
Heavy Civil	$760,325	67%	$765,638	73%
Specialty Services	212,824	19%	120,333	12%
Residential	153,129	14%	151,696	15%
Total Revenue	$1,126,278		$1,037,667

Operating Income
Heavy Civil	$3,316	0.4%	$17,044	2.2%
Specialty Services	18,207	8.6%	4,629	3.8%
Residential	20,539	13.4%	20,938	13.8%
Subtotal	42,062	3.7%	42,611	4.1%
Acquisition related costs	(4,311)		—
Total Operating Income	$37,751	3.4%	$42,611	4.1%

Heavy Civil
Revenues—Revenues were $760.3 million for 2019, a decrease of $5.3 million or 0.7%, compared to the prior year. The decrease was driven by lower revenue of $80.6 million related to two large heavy highway design-build construction joint venture projects that were substantially complete by the end of 2018. This decline was partially offset by increased revenues of $75.3 million related to fully controlled heavy highway work and increased aviation work. The two large design-build construction joint venture projects’ revenues totaled $4.6 million for 2019 compared to $85.2 million in the prior year. The company expects joint venture revenues to increase in 2020 due to several joint venture projects signed in the fourth quarter of 2019 and the first quarter of 2020.
Operating income—Operating income was $3.3 million for 2019, a decrease of $13.7 million, compared to the prior year. The decrease was primarily the result of the aforementioned $10.2 million charge related to extended delays on a bridge project in Texas, and to a lesser extent, volume driven decreases from heavy highway work and negative weather impacts across our regions in the first half of 2019.
Specialty Services
Revenues—Revenues were $212.8 million for 2019, an increase of $92.5 million or 76.9%, compared to the prior year. The increase is primarily attributable to the inclusion of three months of revenue totaling $84.6 million from Plateau operations in 2019.
Operating income—Operating income was $18.2 million for 2019, an increase of $13.6 million, compared to the prior year. The increase was primarily due to operating income generated from Plateau operations in 2019.
Residential
Revenues—Revenues were $153.1 million for 2019, an increase of $1.4 million or 0.9%, compared to the prior year. The increase in 2019 revenue is due to underlying growth from the continuing expansion in the Houston  market. This increase was partly offset by smaller square foot slabs which generate less revenue per slab. Completed slabs increased approximately 4.2% for the year ended December 31, 2019, as compared to the prior year, due to expansion in the Houston market.
Operating income—Operating income was $20.5 million for 2019, a decrease of $0.4 million, compared to the prior year. The decrease was driven by the recent expansion into the Houston market. As we ramp-up operations and continue to build scale in Houston, we expect margins to improve for us in 2020.
LIQUIDITY AND SOURCES OF CAPITAL
The following tables set forth information about our cash flows and liquidity:

	Years Ended December 31,
(In thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$41,093	$39,474
Investing activities	(410,386)	(11,382)
Financing activities	320,931	(17,950)
Net change in cash and cash equivalents	$(48,362)	$10,142

	As of December 31,
(In thousands)	2019	2018
Cash and cash equivalents	$45,733	$94,095
Working capital (Current Assets Minus Current Liabilities)	$64,017	$123,442
Operating Activities—During 2019, net cash provided by operating activities was $41.1 million compared to net cash provided of $39.5 million in the prior year. Cash flows provided by operating activities were driven by net income, adjusted for various non-cash items and changes in accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below.

Cash—Cash at December 31, 2019, was $45.7 million, and includes the following components:

	As of December 31,
(In thousands)	2019	2018
Generally Available	$29,659	$42,605
Consolidated 50% Owned Subsidiaries	12,004	31,026
Construction Joint Ventures	4,070	20,464
Total Cash	$45,733	$94,095
The decrease in total cash is primarily due to the Company’s acquisition of Plateau (including the associated repayment of the Oaktree Facility). The decrease in consolidated 50% owned subsidiaries and construction joint venture cash levels were driven by the substantial completion of two large construction joint venture projects in the prior year.
Working and Contract Capital—Sterling’s working capital decreased $59.4 million to $64.0 million at December 31, 2019 from $123.4 million at December 31, 2018, primarily due to the Plateau Acquisition. The need for working capital for our business varies due to fluctuations in operating activities and investments in our Contract Capital. The changes in components of Contract Capital at December 31, 2019 and 2018 and variances were as follows:

	Changes in Components of Contract Capital
(In thousands)	2019	2018	Variance
Costs and estimated earnings in excess of billings	$(39)	$(4,430)	$4,391
Billings in excess of costs and estimated earnings	6,062	33	6,029
Contracts in progress, net	6,023	(4,397)	10,420
Accounts receivable, including retainage	(21,300)	(11,094)	(10,206)
Receivables from and equity in construction joint ventures	1,524	659	865
Accounts payable	10,987	1,969	9,018
Contract Capital, net	$(2,766)	$(12,863)	$10,097

During 2019, the change in Contract Capital had an impact of $2.8 million. Fluctuations in the Contract Capital balance and its components are not unusual and are impacted by the size of projects and changing type and mix of projects in Backlog. The Company’s Contract Capital is particularly impacted by seasonality, the timing of new awards, and related payments of performing work and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.
Investing Activities—During 2019, net cash used in investing activities was $410.4 million, compared to net cash used of $11.4 million in the prior year. In 2019, the cash used in investing activities was driven by the Plateau Acquisition, and to a lesser extent, purchases of capital equipment less cash proceeds from the sale of property and equipment.
The cash used in the Plateau Acquisition consisted of $375 million of cash consideration transferred, net of cash acquired, and $21.3 million of cash paid for the target working capital adjustment. See Note 3 - Plateau Acquisition for further discussion of the Plateau Acquisition.
Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment. Expenditures for the replacement of certain equipment and to expand our construction fleet totaled $15.4 million in 2019. Proceeds from the sale of property and equipment totaled $1.3 million for 2019 with an associated net gain of $0.5 million, reflecting our continuing initiative to optimize utilization of our existing fleet of equipment based on current and projected workloads, while supplementing our fleet with leased and financed equipment as needed.
Financing Activities—During 2019, net cash provided by financing activities was $320.9 million compared to net cash used of $18.0 million in the prior year. In 2019, the cash provided by financing activities was driven by the $430 million of cash received from our credit facility, which was utilized, in part, to fund the Plateau Acquisition, the repayment of our $67.1 million remaining balance on our Oaktree facility, and to pay $10.7 million of debt issuance costs. The financing cash inflow was partially offset by the use of cash for an additional $20.5 million of repayments on debt (primarily consisting of a $10 million repayment on the Revolving Credit Facility, $7.5 million of repayments on the Oaktree Facility and $2.4 million of deferred cash payments for the Tealstone Acquisition), $7.4 million of distributions to the Company’s noncontrolling interest partners, and $3.2 million for the purchase of treasury stock.

Credit Facilities, Debt, and Other Capital
General—In addition to our available cash, cash equivalents and cash provided by operations, from time to time we use borrowings to finance acquisitions, our capital expenditures and working capital needs.
Credit Facility—On October 2, 2019, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with BMO Harris Bank N.A., as administrative agent (the “Agent”), Bank of America, N.A., as syndication agent, and BMO Capital Markets Corp. and BofA Securities, Inc., as joint lead arrangers and joint book runners. The Credit Agreement provides the Company with senior secured debt financing in an amount up to $475 million in the aggregate, consisting of (i) a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $75 million (with a $75 million limit for the issuance of letters of credit and a $15 million sublimit for swing line loans) and (ii) a senior secured first lien term loan facility (the “Term Loan Facility”) in the amount of $400 million (collectively, the “Credit Facility”). The obligations under the Credit Facility are secured by substantially all assets of the Company and the subsidiary guarantors, subject to certain permitted liens and interests of other parties. The Credit Facility will mature on October 2, 2024.
The Company obtained the Credit Facility in order to facilitate the transactions contemplated by the Plateau Acquisition, including refinancing existing indebtedness of the Company, finance capital expenditures, finance working capital, finance acquisitions permitted under the Credit Agreement, finance other general corporate purposes and fund certain fees and expenses associated with the closing of the Credit Facility and the Plateau Acquisition.
On December 2, 2019, the Credit Agreement was amended to modify (i) the applicable margins with respect to Base Rate and LIBOR borrowings under the Credit Facility, (ii) the required amounts of mandatory prepayments of the Credit Facility with excess cash flow, (iii) the amounts of scheduled principal payments quarterly and at maturity on the Term Loan Facility, and (iv) the applications of partial prepayments of the Term Loan Facility on a ratable, weighted basis among all remaining scheduled principal payments on the Term Loan Facility. The modifications in (i)-(iii) mentioned above were pursuant to the customary “market flex” rights contained in the fee letter related to the Credit Agreement.
The Revolving Credit Facility bears interest at either the Base Rate plus a margin (4.75% and 3.50% per annum, respectively at December 31, 2019), or one-, two-, three-, six- or, if available, twelve-month LIBOR plus an applicable margin (1.74% and 4.50% per annum, respectively at December 31, 2019, using a one-month LIBOR rate), at the Company’s election. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. Interest under the Revolving Credit Facility is payable (i) with respect to LIBOR borrowings, on the last day of each applicable interest period (one, two, three, six or twelve months), unless the applicable interest period is longer than three months, then on each day occurring every three months after the commencement of such interest period, and on the maturity date, and (ii) with respect to Base Rate borrowings, on the last day of every calendar quarter and on the maturity date. At December 31, 2019, we had $20 million of outstanding borrowings under the facility, providing $55 million of available capacity. During 2019, our weighted average interest rate on borrowings under the facility was approximately 5.73%. The Revolving Credit Facility may be repaid in whole or in part at any time, with final payment of all principal and interest then outstanding due on October 2, 2024.
Interest under the Term Loan Facility is payable at the same frequencies and bears interest at the same rate options as the Revolving Credit Facility. In connection with entering into the Credit Facility, on December 5, 2019 we entered into an interest rate swap to hedge against $350 million of the outstanding Term Loan Facility, which resulted in a weighted average interest rate of approximately 5.70% per annum during 2019. At December 31, 2019, we had $400 million of outstanding borrowings under the facility. Quarterly principal payments on the Term Loan Facility total $30 million, $50 million, $50 million, $50 million and $220 million for each of the years ending 2020, 2021, 2022, 2023, and 2024, respectively. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on October 2, 2024.
The Company is required to make mandatory prepayments on the Credit Facility with proceeds received from issuances of debt, events of loss and certain dispositions. The Company also is required to prepay the Credit Facility with its excess cash flow in an amount equal to (a) if the Total Leverage Ratio (as defined in the Credit Agreement) is greater than or equal to 2.50 to 1.00, 75% of excess cash flow, (b) if the Total Leverage Ratio is greater than or equal to 2.00 to 1.00 but less than 2.50 to 1.00, 50% of excess cash flow, (c) if the Total Leverage Ratio is greater than or equal to 1.50 to 1.00 but less than 2.00 to 1.00, 25% of excess cash flow and (d) if the Total Leverage Ratio is less than 1.50 to 1.00, 0% of excess cash flow, within 5 days after receipt of its annual audited financial statements.
The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict the ability of us and our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain the following financial covenants:

•
a Total Leverage Ratio (as defined in the Credit Agreement) at the last day of each fiscal quarter not to be greater than 4.00 to 1.00 ending on December 31, 2019 through and including June 30, 2020, 3.75 to 1.00 ending on September 30, 2020, 3.50 to 1.00 ending on December 31, 2020 through and including March 31, 2021, 3.25 to 1.00 ending on June 30, 2021 through and including September 30, 2021, and 3.00 to 1.00 ending on December 31, 2021 and thereafter; and

•
a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.20 to 1.00 as of the last day of each fiscal quarter of the Company, commencing with the fiscal quarter ending December 31, 2019.

Debt issuance costs—The Company incurred approximately $10.7 million of fees relating to the establishment of the Credit Facility. The costs associated with the Term Loan Facility and Revolving Credit Facility are reflected on the Balance Sheets as a direct reduction from the related debt liability and amortized over the terms of the respective facilities.
Oaktree Facility—On October 2, 2019, concurrently with the Company’s entry into the Credit Agreement, the Company terminated the Loan and Security Agreement, dated April 3, 2017, with Wilmington Trust, National Association, as agent, and the lenders party thereto (the “Oaktree Facility”), which provided for a $85 million term loan. The Company used a portion of the proceeds of the Credit Agreement to pay in full all outstanding borrowings of $67.1 million under the Oaktree Facility. Interest on the Oaktree Facility was equal to the one-, two-, three- or six-month LIBOR, plus 8.75% per annum.
Debt extinguishment costs—As part of the replacement of the Oaktree Facility, $7.7 million in debt extinguishment costs were expensed and included as a “Loss on extinguishment of debt” on the Company’s Statement of Operations for the year ended December 31, 2019. Debt extinguishment costs primarily consist of a prepayment premium of approximately $3.4 million (which amount is equal to 5% of the aggregate principal amount, including any interest and fees, of the Oaktree Facility repaid) and the write-off of the Oaktree Facility unamortized debt issuance costs of approximately $4.3 million.
Note Payable to Seller, Plateau Acquisition—As part of the Plateau Acquisition, the Company issued a $10 million subordinated promissory note to one of the Plateau sellers that bears interest at 8% with interest payments due quarterly beginning January 1, 2020. The subordinated promissory note has no scheduled payments, however, it may be repaid in whole or in part at any time, subject to certain payment restrictions under a subordination agreement with the Agent under our Credit Agreement, without premium or penalty, with final payment of all principal and interest then outstanding due on April 2, 2025. At inception, the subordinated promissory note’s interest rate approximated market.
Notes and deferred Payments to Sellers, Tealstone Acquisition—At December 31, 2019 the Company had $12.2 million outstanding, net of debt discounts, of the combined promissory notes and deferred cash payments issued as part of the Tealstone Acquisition. During the year ended December 31, 2019, the Company paid approximately $2.4 million of the deferred cash payments. The remaining principal amounts of $5 million of promissory notes and $7.5 million of deferred cash payments are due on April 3, 2020. Accreted interest for the period was approximately $1.1 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively, and was recorded as interest expense.
Notes Payable for Transportation and Construction Equipment—The Company has purchased and financed various construction and transportation equipment to enhance the Company’s fleet of equipment. The total long-term notes payable related to the purchase of financed equipment was $805 thousand and $612 thousand at December 31, 2019 and 2018, respectively. The purchases have payment terms ranging from 3 to 5 years and the associated interest rates range from 2.99% to 6.92%.
Compliance and other—As of December 31, 2019, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Consolidated Balance Sheets. As of December 31, 2019 and 2018, the carrying values of our debt outstanding approximated the fair values.
Borrowings—Based on our average borrowings for 2019 and our 2020 forecasted cash needs, we continue to believe that the Company has sufficient liquid financial resources to fund our requirements for the next year of operations. Furthermore, the Company is continually assessing ways to increase revenues and reduce costs to improve liquidity. However, in the event of a substantial cash constraint and if we were unable to secure adequate debt financing, our liquidity could be materially and adversely affected. Refer to Item 1A “Risk Factors” for further discussion of liquidity related risks.
Issuance Common Stock—On October 2, 2019, in connection with the Plateau Acquisition, the Company issued 1,244,813 shares of the Company’s stock as consideration paid to the Plateau sellers. The value of the shares issued was $16.2 million based on Sterling’s closing stock price on October 1, 2019. See Note 3 - Plateau Acquisition for further discussion of the Plateau Acquisition purchase consideration.

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
Contractual Obligations
The following table sets forth our fixed, non-cancelable obligations at December 31, 2019:

	Payments due by period
(In thousands)	Total	<1 Year	1 - 3 Years	4 – 5 Years	>5 Years
Operating leases (1)	$15,680	$6,813	$8,038	$829	$—
Credit Facility	420,000	30,000	100,000	290,000	—
Credit Facility interest	108,217	25,451	49,123	33,643	—
Notes payable to Sellers, Plateau Acquisition (inclusive of outstanding interest)	14,400	800	1,600	1,600	10,400
Notes and deferred payments to Sellers, Tealstone Acquisition (inclusive of outstanding interest)	12,600	12,600	—	—	—
Notes payable for equipment	805	243	338	224	—
Earn-out Liability (2)	1,027	1,027	—	—	—
Members' interest subject to mandatory redemption and undistributed earnings (3)	49,003	49,003	—	—	—
Total	$621,732	$125,937	$159,099	$326,296	$10,400

(1) Operating leases are stated at minimum annual rentals for all operating leases having initial non-cancelable lease terms in excess of one year.
(2) The Tealstone earn-out arrangement requires the Company to pay up to an aggregate of $15 million in earn-out payments on the first, second, third and fourth anniversaries of the closing date to continuing Tealstone management or their affiliates if specified financial performance levels are achieved.

(3) Mandatory redemption is based on the death or disability of the interest holders. Undistributed earnings can be distributed upon unanimous consent from the members and for tax distributions. At this time we cannot predict when such distributions will be made. The Company has purchased two separate $20 million death and permanent total disability insurance policies to mitigate the Company’s cash draw if such events were to occur.

Bonding—As is customary in the construction business, we are required to provide surety bonds to secure our performance under construction contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. We have pledged all proceeds and other rights under our construction contracts to our bond surety company. Events that affect the insurance and bonding markets may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. To date, we have not encountered difficulties or material cost increases in obtaining new surety bonds.
Capital Expenditures—Capital equipment is acquired as needed by increased levels of production and to replace retiring equipment. Capital expenditures incurred in 2019 were $15.4 million. Management expects capital expenditures in 2020 to be in the range of $22 to $27 million due to the full year impact of the Plateau Acquisition; however, the award of a project requiring significant purchases of equipment or other factors could result in increased expenditures.
Inflation—Inflation generally has not had a material impact on our financial results; however, from time to time increases in oil, fuel, and steel prices have affected our cost of operations. Anticipated cost increases and reductions are considered in our bids to customers on proposed new construction projects.
Where we are the successful bidder on a Heavy Civil or Specialty Services project, we execute purchase orders with material suppliers and contracts with subcontractors covering the prices of most materials and services, other than oil and fuel products, thereby mitigating future price increases and supply disruptions. These purchase orders and contracts do not contain quantity guarantees and we have no obligation for materials and services beyond those required to complete the contracts with our customers. There can be no assurance that increases in prices of oil and fuel used in our business will be adequately covered by the estimated escalation we have included in our bids and there can be no assurance that all of our vendors will fulfill their pricing and supply commitments under their purchase orders and contracts with the Company. We adjust our total estimated costs on our projects when we believe it is probable that we will have cost increases which will not be recovered from customers, vendors or re-engineering.
Inflation affects our Residential projects minimally, as the time from starting construction to finishing is typically less than one month.
Off-Balance Sheet Arrangements and Joint Ventures
We participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects. The joint venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Although our agreements with our joint venture partners provide that each party will assume and fund its share of any losses resulting from a project, if one of our partners was unable to pay its share, we would be fully liable for such share under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. See Item 1A “Risk Factors.”
 At December 31, 2019, there was approximately $392.0 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $161.4 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of December 31, 2019, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.
NEW ACCOUNTING STANDARDS
See the applicable section of Note 2 - Basis of Presentation and Significant Accounting Policies for a discussion of new accounting standards.
CRITICAL ACCOUNTING ESTIMATES
The discussion and analysis of the financial condition and results of operations are based on the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. The Company continually evaluates its estimates based on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies involve more significant judgments and estimates used in the preparation of the Consolidated Financial Statements.
Revenue Recognition
Performance Obligations Satisfied Over Time—Revenue for contracts that satisfy the criteria for over time recognition is recognized as the work progresses. The Company measures transfer of control of the performance obligation utilizing the cost-to-cost measure of progress, with cost of revenue including direct costs, such as materials and labor, and indirect costs that are attributable to contract activity. Under the cost-to-cost approach, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for such performance obligations. Significant estimates that impact the cost to complete each performance obligation are: materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on performance obligations in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to the Company’s Condensed Consolidated Financial Statements and related disclosures.

Valuation of Long-Lived Assets
Long-lived assets, which include property, equipment and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to their respective carrying amounts to determine if an impairment exists. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on operating results and financial position. For the years ended December 31, 2019 and 2018, there were no events or changes in circumstances that would indicate a material impairment of our long-lived assets.
Goodwill
At December 31, 2019 and 2018, we had goodwill with carrying amounts of $191.9 million and $85.2 million, respectively. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment or when other actions require an impairment assessment. The Company performs the annual impairment assessment during the fourth quarter of each year based on balances as of October 1. During the fourth quarter of 2019, 2018 and 2017, the Company performed a qualitative assessment of goodwill to determine if it is more likely than not that an impairment exists. Factors considered include macroeconomic, industry and competitive conditions, financial performance and reporting unit specific events. These are discussed in a number of places including Item 1A “Risk Factors.” Our annual assessments indicated there was no impairment of goodwill during the years ended December 31, 2019, 2018 and 2017.
Income Taxes
Deferred Tax Realization Assessments—The Company performs an analysis at the end of each reporting period to determine whether it is more likely than not deferred tax assets will be realized in future years. In performing its assessments in prior periods, a full valuation allowance was recorded as a result of objective negative evidence existing which included historical losses from 2013 to 2016 and the first quarter of 2017 and associated limits on ability to consider other subjective evidence such as projections for future growth. During 2019, the Company achieved eleven of the last twelve consecutive quarters of pre-tax income and is projecting sufficient future taxable income to be available to utilize all NOLs prior to their expiration. Deferred tax liabilities are a consideration in the analysis of whether to apply a valuation allowance because taxable temporary differences may be used as a source of taxable income to support the realization of deferred tax assets. A deferred tax liability that relates to an asset with an indefinite life, such as goodwill, may not be considered a source of income and should not be netted against deferred tax assets for valuation allowance purposes. As a result of this analysis, the Company now believes sufficient positive evidence outweighs any negative evidence and, therefore released the full valuation allowance in the fourth quarter of 2019, resulting in $29.4 million being recorded as a reduction to income tax expense.
As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions. If our estimates or assumptions regarding our current and deferred tax items are inaccurate or are modified, these changes could have potentially material impacts on our earnings.

Purchase Accounting Estimates
The aggregate purchase price for the Plateau Acquisition was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values as of October 2, 2019, which were based, in part, upon external preliminary appraisal and valuation of certain assets, including specifically identified intangible assets and property and equipment. The excess of the purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired, totaling $106.7 million, was recorded as goodwill. The purchase price allocation is subject to further change when additional information is obtained. We intend to finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the closing date of the Plateau Acquisition. Our final purchase price allocation may result in additional adjustments to various other assets and liabilities, including the residual amount allocated to goodwill during the measurement period. See Note 3 - Plateau Acquisition to our Consolidated Financial Statements for further discussion.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
On December 5, 2019, the company entered into a three year swap agreement with Bank of America “BOA.” As part of this agreement, we utilize an interest rate swap to hedge against interest rate variability associated with $350 million of our outstanding $400 million Term Loan Facility. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan Facility at inception and through December 31, 2019. Accordingly, changes in the fair value of the interest rate swap are recognized in AOCI. The total fair value of the contract was a net loss of approximately $243 thousand at December 31, 2019. The potential change in fair value for our interest rate swap resulting from a hypothetical one percent change in the LIBOR rate would have been approximately $6.3 million at December 31, 2019. For the $50 million remaining portion of the Term Loan Facility not associated with the interest rate swap hedge at December 31, 2019, a 1% increase in the interest rate would increase interest expense by $500 thousand per year.
Other
The carrying values of the Company’s cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At December 31, 2019, the fair value of the term loan, based upon the current market rates for debt with similar credit risk and maturities, approximated its carrying value as interest is based on LIBOR plus an applicable margin.
See “Inflation” above regarding risks associated with materials and fuel purchases required to complete our construction contracts.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sterling Construction Company, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 3, 2020 expressed an unqualified opinion.
Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
March 3, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sterling Construction Company, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Consolidated Financial Statements of the Company as of and for the year ended December 31, 2019, and our report dated March 3, 2020 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Managements Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Plateau Excavation, Inc., DeWitt Excavation, LLC and LK Gregory Construction, Inc. (collectively, “the Plateau entities”), wholly-owned subsidiaries, whose financial statements reflect total assets and revenues constituting 51% and 8% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019. As indicated in Management’s Report, the Plateau entities were acquired during 2019. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of the Plateau entities.
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

/s/ GRANT THORNTON LLP

Houston, Texas
March 3, 2020

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Revenues	$1,126,278	$1,037,667	$957,958
Cost of revenues	(1,018,484)	(927,335)	(868,866)
Gross profit	107,794	110,332	89,092
General and administrative expense	(49,200)	(48,220)	(46,552)
Intangible asset amortization	(4,695)	(2,400)	(1,799)
Acquisition related costs	(4,311)	—	—
Other operating expense, net	(11,837)	(17,101)	(14,565)
Operating income	37,751	42,611	26,176
Interest income	1,142	1,017	314
Interest expense	(16,686)	(12,350)	(9,800)
Loss on extinguishment of debt	(7,728)	—	(755)
Income before income taxes	14,479	31,278	15,935
Income tax benefit (expense)	26,216	(1,738)	(118)
Net income	40,695	29,540	15,817
Less: Net income attributable to noncontrolling interests	(794)	(4,353)	(4,200)
Net income attributable to Sterling common stockholders	$39,901	$25,187	$11,617

Net income per share attributable to Sterling common stockholders:
Basic	$1.50	$0.94	$0.44
Diluted	$1.47	$0.93	$0.43

Weighted average common shares outstanding:
Basic	26,671	26,903	26,274
Diluted	27,119	27,194	26,712

The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$40,695	$29,540	$15,817
Other comprehensive income (loss), net of tax
Loss on interest rate swap	(209)	—	—
Total comprehensive income	40,486	29,540	15,817
Less: Comprehensive income attributable to noncontrolling interests	(794)	(4,353)	(4,200)
Comprehensive income attributable to Sterling common stockholders	$39,692	$25,187	$11,617

The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents ($7,538 and $8,750 related to variable interest entities (“VIEs”))	$45,733	$94,095
Accounts receivable, including retainage ($24,642 and $24,108 related to VIEs)	248,247	145,026
Costs and estimated earnings in excess of billings ($8,328 and $8,180 related to VIEs)	42,555	41,542
Receivables from and equity in construction joint ventures ($7,406 and $6,984 related to VIEs)	9,196	10,720
Other current assets ($503 and $32 related to VIEs)	11,790	11,233
Total current assets	357,521	302,616
Property and equipment, net ($5,619 and $7,219 related to VIEs)	116,030	51,999
Operating lease right-of-use assets ($3,817 and $0 related to VIEs)	13,979	—
Goodwill ($1,501 and $1,501 related to VIEs)	191,892	85,231
Other intangibles, net	256,323	42,418
Deferred tax asset, net	26,012	—
Other non-current assets, net	183	309
Total assets	$961,940	$482,573
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($18,213 and $22,859 related to VIEs)	$137,593	$99,426
Billings in excess of costs and estimated earnings ($9,649 and $6,585 related to VIEs)	85,011	62,407
Current maturities of long-term debt ($39 and $174 related to VIEs)	42,473	2,899
Current portion of long-term lease obligations ($1,838 and $0 related to VIEs)	7,095	—
Income taxes payable	1,212	318
Accrued compensation ($1,521 and $1,566 related to VIEs)	13,727	9,448
Other current liabilities ($1,429 and $1,485 related to VIEs)	6,393	4,676
Total current liabilities	293,504	179,174
Long-term debt ($2 and $1,976 related to VIEs)	390,627	79,117
Long-term lease obligations ($1,979 and $0 related to VIEs)	6,976	—
Members’ interest subject to mandatory redemption and undistributed earnings	49,003	49,343
Deferred taxes	—	1,450
Other long-term liabilities	619	1,229
Total liabilities	740,729	310,313
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, par value $0.01 per share; 38,000 shares authorized, 28,290 and 27,064 shares issued, 27,772 and 26,597 shares outstanding	283	271
Additional paid in capital	251,019	233,795
Treasury Stock, at cost: 518 and 467 shares	(6,142)	(4,731)
Retained deficit	(25,033)	(64,934)
Accumulated other comprehensive loss	(209)	—
Total Sterling stockholders’ equity	219,918	164,401
Noncontrolling interests	1,293	7,859
Total stockholders’ equity	221,211	172,260
Total liabilities and stockholders’ equity	$961,940	$482,573

The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$40,695	$29,540	$15,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,740	16,770	16,994
Amortization of deferred debt costs	3,393	3,250	2,563
(Gain) loss on disposal of property and equipment	(527)	(580)	171
Loss on debt extinguishment	4,334	—	755
Deferred taxes	(27,398)	1,450	—
Stock-based compensation	3,788	3,064	2,843
Unrealized gain on hedge	(30)	—	—
Changes in operating assets and liabilities (Note 18)	(3,902)	(14,020)	(14,376)
Net cash provided by operating activities	41,093	39,474	24,767
Cash flows from investing activities:
Plateau Acquisition, net of cash acquired	(396,323)	—	—
Tealstone Acquisition, net of cash acquired	—	—	(54,861)
Capital expenditures	(15,397)	(13,171)	(9,420)
Proceeds from sale of property and equipment	1,334	1,789	8,384
Net cash used in investing activities	(410,386)	(11,382)	(55,897)
Cash flows from financing activities:
Cash received from credit facility	430,000	—	85,000
Repayments of long-term debt	(87,621)	(11,555)	(4,710)
Distributions to noncontrolling interest owners	(7,360)	(1,350)	—
Purchase of treasury stock	(3,201)	(4,731)	—
Debt issuance costs	(10,688)	—	(6,871)
Other	(199)	(314)	(1,121)
Net cash provided by (used in) financing activities	320,931	(17,950)	72,298
Net change in cash and cash equivalents	(48,362)	10,142	41,168
Cash and cash equivalents at beginning of period	94,095	83,953	42,785
Cash and cash equivalents at end of period	$45,733	$94,095	$83,953
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$11,566	$10,829	$9,800
Cash paid during the period for income taxes	$94	$276	$279
Non-cash items:
Share consideration given for acquisitions	$16,195	$—	$17,601
Notes and deferred payments to sellers	$10,000	$—	$11,588
Estimated tax basis election	$5,141	$—	$—
Warrants issued to lenders (1,000 Warrants)	$—	$—	$3,500

The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Total Sterling Stockholders’ Equity	Non-controlling interests
	Shares	Amount		Shares	Amount					Total
Balance at December 31, 2016	24,987	$250	$208,922	—	$—	$(101,738)	$—	$107,434	$656	$108,090
Net income	—	—	—	—	—	11,617	—	11,617	4,200	15,817
Stock-based compensation	248	3	2,840	—	—	—	—	2,843	—	2,843
Stock issued for Tealstone Acquisition	1,882	19	17,042	—	—	—	—	17,061	—	17,061
Distribution to owners	—	—	—	—	—	—	—	—	—	—
Warrants issued to lenders	—	—	3,500	—	—	—	—	3,500	—	3,500
Other	(66)	(1)	(1,121)	—	—	—	—	(1,122)	—	(1,122)
Balance at December 31, 2017	27,051	271	231,183	—	—	(90,121)	—	141,333	4,856	146,189
Net income	—	—	—	—	—	25,187	—	25,187	4,353	29,540
Stock-based compensation	40	—	3,064	—	—	—	—	3,064	—	3,064
Distribution to owners	—	—	—	—	—	—	—	—	(1,350)	(1,350)
Purchase of Treasury Stock	(467)	—	—	467	(4,731)	—	—	(4,731)	—	(4,731)
Shares withheld for taxes	(27)	—	(452)	—	—	—	—	(452)	—	(452)
Balance at December 31, 2018	26,597	271	233,795	467	(4,731)	(64,934)	—	164,401	7,859	172,260
Net income	—	—	—	—	—	39,901	—	39,901	794	40,695
Loss on interest rate swap	—	—	—	—	—	—	(209)	(209)	—	(209)
Stock-based compensation	(1)	—	3,788	—	—	—	—	3,788	—	3,788
Distributions to owners	—	—	—	—	—	—	—	—	(7,360)	(7,360)
Purchase of Treasury Stock	(250)	—	—	250	(3,201)	—	—	(3,201)	—	(3,201)
Stock issued for Plateau Acquisition	1,245	12	16,183	—	—	—	—	16,195	—	16,195
Issuance of stock	273	—	(2,599)	(273)	2,751	—	—	152	—	152
Shares withheld for taxes	(92)	—	(148)	74	(961)	—	—	(1,109)	—	(1,109)
Balance at December 31, 2019	27,772	$283	$251,019	518	$(6,142)	$(25,033)	$(209)	$219,918	$1,293	$221,211

The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
($ and share values in thousands, except per share data)

1.	NATURE OF OPERATIONS
Business Summary
Sterling Construction Company, Inc., (“Sterling,” “the Company,” “we,” “our” or “us”), a Delaware corporation, is a construction company that has been involved in the construction industry since its founding in 1955. The Company operates through a variety of subsidiaries within three operating groups specializing in heavy civil, specialty services, and residential projects in the United States (the “U.S.”), primarily across the southern U.S., the Rocky Mountain states, California and Hawaii, as well as other areas with strategic construction opportunities. Heavy civil includes infrastructure and rehabilitation projects for highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems. Specialty services projects include construction site excavation and drainage, drilling and blasting for excavation, foundations for multi-family homes, parking structures and other commercial concrete projects. Residential projects include concrete foundations for single-family homes. See Note 3 - Plateau Acquisition for discussion of the acquisition of Plateau on October 2, 2019 and Note 21 - Segment Information for discussion of changes to the historical presentation of the Company’s business segments during 2019.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Presentation Basis—The accompanying Consolidated Financial Statements are presented in accordance with accounting policies generally accepted in the United States (“GAAP”) and reflect all wholly owned subsidiaries and those entities the Company is required to consolidate. See the “Consolidated 50% Owned Subsidiaries” and “Construction Joint Ventures” section of this Note for further discussion of the Company’s consolidation policy for those entities that are not wholly owned. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Values presented within tables (excluding per share data) are in thousands. Reclassifications have been made to historical financial data in the Consolidated Financial Statements to conform to the current year presentation. See Note 21 - Segment Information for discussion of changes to the historical presentation of the Company’s business segments during 2019.
Estimates and Judgments—The preparation of the accompanying Consolidated Financial Statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting estimates of the Company require a higher degree of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts over time, the valuation of long-lived assets, goodwill, income taxes, and purchase accounting estimates, including goodwill and other intangible assets. Management continually evaluates all of its estimates and judgments based on available information and experience; however, actual results could differ from these estimates.
Significant Accounting Policies
Revenue Recognition—Our revenue is derived from long-term contracts for customers in our heavy civil and specialty services business segments, as well as short-term projects for customers in our residential business segment. Accounting treatment for these contracts in accordance with ASU 2014-09 (Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers), is as follows:

•	Performance Obligations Satisfied Over Time (Heavy Civil and Specialty Services)
Recognition of Performance Obligations—A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Heavy civil projects typically span between 12 to 36 months, and specialty services projects are between 6 to 24 months. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Some contracts have multiple performance obligations, most commonly due to the contract covering multiple phases of the project life cycle (design and construction).

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues are recognized as our obligations are satisfied over time, using the ratio of project costs incurred to estimated total costs for each contract because of the continuous transfer of control to the customer as all of the work is performed at the customer’s site and, therefore, the customer controls the asset as it is being constructed. This continuous transfer of control to the customer is further supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit and take control of any work in process. This cost-to-cost measure is used because management considers it to be the best available measure of progress on these contracts. Contract costs include all direct material, labor, subcontract and other costs and those indirect costs determined to relate to contract performance, such as indirect salaries and wages, equipment repairs and depreciation, insurance and payroll taxes.
Items excluded from cost-to-cost—Pre-contract costs are generally not material and are charged to expense as incurred, but in certain cases pre-contract recognition may be deferred if specific probability criteria are met. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Remaining Performance Obligations (“RPOs”)—RPOs represent the amount of revenues we expect to recognize in the future from our contract commitments on projects and are hereafter referred to as “Backlog”. Backlog includes the entire expected revenue values for joint ventures we consolidate and our proportionate value for those we proportionately consolidate. Backlog may not be indicative of future operating results, and projects included in Backlog may be canceled, modified or otherwise altered by customers. See Note 4 - Revenue from Customers, for further discussion.
Variable Consideration—Contract modifications through change orders, claims and incentives are routine in the performance of the Company’s contracts to account for changes in the contract specifications or requirements. In most instances, contract modifications are not distinct from the existing contract due to the significant integration service provided in the contract and are accounted for as a modification of the existing contract and performance obligation. Either the Company or its customers may initiate change orders, which may include changes in specifications or designs, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Change orders that are unapproved as to both price and scope are evaluated as claims. The Company considers claims to be amounts in excess of approved contract prices that the Company seeks to collect from its customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs.
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

•	Performance Obligations Satisfied at a Point-in-Time (Residential)
Revenue for our residential contracts is recognized at a point in time and utilizes an output measure for performance based on the completion of a unit of work (e.g. completion of concrete foundation). The time from starting construction to completion is typically two weeks or less. Upon fulfillment of the performance obligation, the customer is provided an invoice (or equivalent) demonstrating transfer of control to the customer.
Receivables, including Retainage—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract and is generally collected within one year of the completion of a contract. At December 31, 2019 and 2018, receivables included $79,400 and $47,400 of retainage. We anticipate collecting approximately 75% of our December 31, 2019 of retainage in 2020.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Receivables are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At December 31, 2019 and 2018, our allowance for doubtful accounts against contracts receivable was minimal.
As is customary, we have agreed to indemnify our bonding company for all losses incurred by it in connection with bonds that are issued, and we have granted our bonding company a security interest in certain assets, including accounts receivable, as collateral for such obligation.
Contracts in Progress—The timing of revenue recognition, billings and costs incurred results in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) on the Consolidated Balance Sheet. For performance obligations satisfied over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Typically, Sterling bills for advances or deposits from its customers, before revenue is recognized, resulting in billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities). However, the Company occasionally bills subsequent to revenue recognition, resulting in contract assets. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period.
Consolidated 50% Owned Subsidiaries—The Company has 50% ownership interests in two subsidiaries that it fully consolidates as a result of its exercise of control of the entities. The results attributable to the 50% portions that the Company does not own are eliminated within “Other operating expense, net” within the Consolidated Statements of Operations and an associated liability is established within “Members’ interest subject to mandatory redemption and undistributed earnings” within the Consolidated Balance Sheets. These subsidiaries also have individual mandatory redemption provisions which, under circumstances that are certain to occur, obligate the Company to purchase the remaining 50% interests. These purchase obligations are also recorded in “Members’ interest subject to mandatory redemption and undistributed earnings” on the Consolidated Balance Sheets.
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
If the Company determines it is not the primary beneficiary of the VIE or only has the ability to significantly influence, rather than control the joint venture, it is not consolidated. The Company accounts for unconsolidated joint ventures using a pro-rata basis in the Consolidated Statements of Operations and as a single line item (“Receivables from and equity in construction joint ventures”) in the Consolidated Balance Sheets. This method is a permissible modification of the equity method of accounting which is a common practice in the construction industry.
Cash and Restricted cash—Our cash is comprised of highly liquid investments with maturities of three months or less. Restricted cash of approximately $4,800 and $3,900 is included in “Other current assets” on the Consolidated Balance Sheets at December 31, 2019 and 2018. This primarily represents cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements.
Property and equipment—Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, including buildings and improvements (5 to 39 years) and plant and field equipment (5 to 20 years). Renewals and betterments that substantially extend the useful life of an asset are capitalized and depreciated. Leasehold improvements are depreciated over the lesser of the useful life of the asset or the applicable lease term. See Note 7 - Property and Equipment for disclosure of the components of property and equipment.
Lease Arrangements— In the ordinary course of business, the Company enters into a variety of lease arrangements, including operating, finance and capital leases.

•
Operating & Finance Leases—Effective January 1, 2019, the Company determines if an arrangement is a lease at inception. The operating lease right-of-use (“ROU”) assets are included within the Company’s non-current assets and lease liabilities are included in current or non-current liabilities on the Company’s Consolidated Balance Sheets. Finance leases are included in “Property and equipment”, “Current maturities of long-term debt”, and “Long-term debt” on the Company’s Consolidated Balance Sheets. ROU assets represent the Company’s right to use, or control the use of, a specified asset

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the lease term. Lease liabilities are the Company’s obligation to make lease payments arising from a lease, and are measured on a discounted basis. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term on the commencement date. As most of the Company’s leases do not provide an implicit rate, the Company’s incremental borrowing rate was used based on the information available on the commencement date in determining the present value of lease payments. For future leases, the implied rate in the lease will be used to determine the present value. The operating lease ROU asset includes any lease payments made and initial direct costs incurred and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments continues to be recognized on a straight-line basis over the lease term.

•
Capital Leases—The Company accounts for capital leases, which transfer substantially all the benefits and risks incident to the ownership of the leased property to the Company, as the acquisition of an asset and the incurrence of an obligation. Under this method of accounting, the recorded value of the leased asset is amortized principally using the straight-line method over its estimated useful life and the obligation, including interest thereon, is reduced through payments over the life of the lease. Depreciation expense on equipment subject to capital leases and the related accumulated depreciation is included with that of owned equipment. Capital leases are recorded in “Long-term debt, net of current maturities” and “Current maturities of long-term debt,” as applicable, in our Consolidated Balance Sheets.

Goodwill—Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition. Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any interim indicators of impairment. Interim testing for impairment is performed if indicators of potential impairment exist. We perform our annual impairment assessment during the fourth quarter of each year. We identify a potential impairment by comparing the fair value of the applicable reporting unit to its net book value, including goodwill. To determine the fair value of our reporting units and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. We generally do not utilize a market approach, given the lack of relevant information generated by market transactions involving comparable businesses. However, to the extent market indicators of fair value become available, we consider such market indicators in our discounted cash flow analysis and determination of fair value. Refer to Note 3 - Plateau Acquisition and Note 8 - Goodwill and Other Intangible Assets for our disclosure regarding goodwill impairment testing.
Evaluating Impairment of Other Intangible Assets and Other Long-Lived Assets—Our finite-lived intangible assets are amortized over their estimated remaining useful economic lives. Our project-related intangible assets are amortized as the applicable projects progress, customer relationships are amortized utilizing an accelerated method based on the pattern of cash flows expected to be realized, taking into consideration expected revenues and customer attrition, and our other intangibles are amortized utilizing a straight-line method. When events or changes in circumstances indicate that finite-lived intangible and other long-lived assets may be impaired, an evaluation is performed. If the asset or asset group fails the recoverability test, we will perform a fair value measurement to determine and record an impairment charge. See Note 8 - Goodwill and Other Intangible Assets for further discussion.
Federal and State Income Taxes—We determine deferred income tax assets and liabilities using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We recognize the financial statement benefit of a tax position only after determining the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Refer to Note 13 - Income Taxes for further information regarding our federal and state income taxes.
Recently Adopted Accounting Pronouncements
Leases—In February 2016, the Financial Accounting Standards Board (“FASB”) issued its new lease accounting guidance in ASU 2016-2, “Leases” (ASC 842). Under the new guidance, lessees are required to recognize all leases (with the exception of short-term leases) on the balance sheet. The Company adopted ASC 842 effective January 1, 2019 using the modified retrospective method. The new guidance has been applied to leases that exist or were entered into on or after January 1, 2019 without adjusting comparative periods in the financial statements. As an accounting policy, the Company has elected not to apply the recognition requirements to short-term leases (leases with terms of 12 months or less). Instead, the Company recognizes the lease payments in the Consolidated Statement of Operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. The Company has elected to utilize the package of practical expedients

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that allows entities to not reassess (1) the classification of leases existing at the date of adoption, (2) the initial direct costs for any existing leases, and (3) whether any expired or existing contracts are or contain leases.
At January 1, 2019, the Company recorded “Operating lease right-of-use assets”, “Current portion of long-term lease obligations” and “Long-term lease obligations” of $13,600, $6,200 and $7,400, respectively on its Consolidated Balance Sheet, related to its existing operating leases. The adoption of this standard did not have a material impact on the Company’s Consolidated Statements of Operations. As of December 31, 2019, the weighted average remaining lease terms for the Company’s various operating leases extends out over the next 2.5 years. The weighted average discount rate used to determine the present value of the Company’s operating leases’ future payments was approximately 6.0%. Refer to Note 10 - Lease Obligations for further information regarding leases.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13 to add the guidance in ASC 326 on the impairment of financial instruments. The ASU introduces an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. The amendments in the ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company expects to adopt this guidance as required and does not expect a material impact to the Company’s Consolidated Financial Statements.

3.	PLATEAU ACQUISITION
General—On October 2, 2019, pursuant to the Equity Purchase Agreement with Greg K. Rogers, Philip T. Travis, as trustee of the Lorin L. Rogers 2018 Trust, Kimberlin Rogers 2018 Trust, Gregory K. Rogers 2018 Trust and Mary A. Rogers 2018 Trust, LK Gregory Construction, Inc., Plateau Excavation, Inc. and DeWitt Excavation, LLC (collectively “Plateau”), Sterling consummated the acquisition (the “Plateau Acquisition”) of all of the issued and outstanding shares of capital stock of LK Gregory Construction, Inc. and Plateau Excavation, Inc., and all of the issued and outstanding equity interests in DeWitt Excavation, LLC. Plateau is engaged in the business of surveying, clearing and grubbing, erosion control, grading, grassing, site excavation, storm drainage, sanitary sewer and water main installation, drilling and blasting, curb and gutter, paving, concrete work and landfill services, in each case to general contractors and developers engaged in construction services, and engineering services relating thereto.
Acquisition Accounting—The Plateau Acquisition is accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations.
Purchase Consideration—Sterling completed the Plateau Acquisition for a purchase price of $427,659, net of cash acquired, detailed as follows:

Cash consideration transferred, net of $2,425 of cash acquired	$375,000
Target working capital adjustment	21,323
Equity consideration transferred (1,245 shares at $13.01 per share(1))	16,195
Note payable to seller (See Note 9 - Debt)	10,000
Estimated tax basis election	5,141
Total consideration	$427,659
(1) Sterling’s closing stock price on October 1, 2019

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preliminary Purchase Price Allocation—The aggregate purchase price noted above was allocated to the assets and liabilities acquired based upon their estimated fair values at the acquisition closing date, which were based, in part, upon external preliminary appraisal and valuation of certain assets, including specifically identified intangible assets. The excess of the purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired totaling $106,661, was recorded as goodwill.
The following table summarizes our purchase price allocation at the acquisition closing date, net of cash acquired:

Net tangible assets:
Accounts receivable, including retainage	$81,921
Costs and estimated earnings in excess of billings	974
Other current assets	249
Property and equipment, net	65,492
Other non-current assets, net	10
Accounts payable	(22,039)
Billings in excess of costs and estimated earnings	(16,540)
Other current liabilities	(7,669)
Total net tangible assets	102,398
Preliminary identifiable intangible assets	218,600
Goodwill	106,661
Total consideration transferred	$427,659
The purchase price allocation above is subject to further change when additional information is obtained. We have not finalized our assessment of the fair values primarily for intangible assets and property and equipment. We intend to finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the closing date of the Plateau Acquisition. Our final purchase price allocation may result in additional adjustments to various other assets and liabilities, including the residual amount allocated to goodwill during the measurement period.
Identifiable Intangible Assets—Intangible assets identified as part of the Plateau Acquisition are reflected in the table below and are recorded at their estimated fair value, as determined by the Company’s management, based on available information which includes a preliminary valuation from external experts. The estimated useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

	Weighted Average Life (Years)	October 2, 2019 Fair Value
Customer relationships	25	$191,800
Trade name	25	24,800
Non-compete agreements	5	2,000
Total		$218,600
Acquired Backlog—Plateau backlog totaled approximately $159,000 at the Plateau Acquisition closing date.
Impact of the Acquisition on Statements of Operations—From October 2, 2019 (the Plateau Acquisition closing date), through December 31, 2019, revenue and income from operations (net of acquisition related costs) associated with the Acquisition totaled $84,637 and $10,921, respectively.
Supplemental Pro Forma Information (Unaudited)—The following unaudited pro forma combined financial information (“the pro forma financial information”) gives effect to the Plateau Acquisition, accounted for as a business combination using the purchase method of accounting. The pro forma financial information reflects the Plateau Acquisition and related events as if they occurred at the beginning of the period, and gives effect to pro forma events that are: directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results of Sterling and Plateau following the Plateau Acquisition. The pro forma financial information includes adjustments to: (1) exclude transaction costs that were included in historical results and are expected to be non-recurring, (2) include additional intangibles amortization and net interest expense associated with the Plateau Acquisition and (3) include the pro forma results of Plateau for the years ended December 31, 2019 and 2018. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pro forma financial information does not purport to project the future operating results of the combined company following the Plateau Acquisition.

	Years Ended December 31,
	2019	2018
Pro forma revenue	$1,358,736	$1,326,854
Pro forma net income attributable to Sterling	$90,408	$54,282

4.	REVENUE FROM CUSTOMERS
Backlog
The Company had the following backlog, by segment:

	December 31,
	2019	2018
Heavy Civil Backlog	$834,049	$780,706
Specialty Services Backlog	233,976	70,019
Total Heavy Civil and Specialty Services Backlog	$1,068,025	$850,725
The Company expects to recognize approximately 70% of its backlog as revenue during the next twelve months, and the balance thereafter.
Revenue Disaggregation
The following tables present the Company’s revenue disaggregated by major end market and contract type:

	Years Ended December 31,
Revenue by major end market	2019	2018	2017
Heavy Highway	$483,175	$513,376	$579,157
Aviation	141,371	111,824	77,399
Water Containment and Treatment	65,795	66,928	59,593
Other	69,984	73,510	85,503
Heavy Civil Revenue	$760,325	$765,638	$801,652

Land Development	$84,637	$—	$—
Commercial	128,187	120,333	48,314
Specialty Services Revenue	$212,824	$120,333	$48,314

Residential Revenue	$153,129	$151,696	$107,992

Revenues	$1,126,278	$1,037,667	$957,958

Revenue by contract type
Fixed-Unit Price	$708,638	$733,047	$755,840
Lump Sum	262,237	146,874	57,823
Residential and Other	155,403	157,746	144,295
Revenues	$1,126,278	$1,037,667	$957,958
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

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Variable Consideration
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
Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $3,000 and $9,300, at December 31, 2019 and 2018, respectively. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes such profit over the life of the contract.
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
In December 2019, Sterling was able to come to an interim agreement related to a 2014 project involving the construction of three separate bridges in Texas that had suffered from significant schedule delays and cost overruns due to major owner design flaws. This agreement enabled Sterling to recover approximately $17,000 in costs to date related to these delays and defined a better dispute resolution process along with agreed upon rates for future work if there are further delays. As part of this agreement, Sterling agreed to work on all three bridges simultaneously (versus doing one at a time) to accelerate the final completion schedule. This revised schedule has significantly increased the amount of labor, equipment and infrastructure required to complete the project under the new terms of the agreement and resulted in a reduction of gross profit in the quarter of $10,200.
Changes in estimated revenues and gross margin resulted in a net decrease of $9,044 for the year ended December 31, 2019, and net increases of $7,098 and $923 for the years ended December 31, 2018 and 2017 respectively, included in “Operating income” on the Consolidated Statements of Operations. The 2019 decrease primarily related to the aforementioned bridge project in Texas.

5.	CONSOLIDATED 50% OWNED SUBSIDIARIES
The Company has 50% ownership interests in two subsidiaries (“Myers” and “RHB”) that it fully consolidates as a result of its exercise of control over the entities. The earnings attributable to the 50% portions the Company does not own were $9,800, $15,100 and $11,500 for 2019, 2018 and 2017, respectively, and are eliminated within “Other operating expense, net” in the Consolidated Statements of Operations. Any undistributed earnings for partners are included in “Members’ interest subject to mandatory redemption and undistributed earnings” within the Consolidated Balance Sheets and are mandatorily payable at the time of the noncontrolling owners’ death or permanent disability. The Company has purchased two separate $20,000 death and permanent total disability insurance policies to mitigate the Company’s cash draw if such events were to occur.
These two subsidiaries also have individual mandatory redemption provisions which, under circumstances outlined in the partner agreements, are certain to occur and obligate the Company to purchase each partner’s remaining 50% interests for $20,000 ($40,000 in the aggregate). These purchase obligations are also recorded in “Members’ interest subject to mandatory redemption and undistributed earnings” on the Consolidated Balance Sheets.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The liability consists of the following:

	As of December 31,
	2019	2018
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	9,003	9,343
Total liability	$49,003	$49,343
The Company must determine whether any of its entities, including these two 50% owned subsidiaries, in which it participates, is a variable interest entity (“VIE”). The Company determined Myers is a VIE, as the Company is the primary beneficiary, as pursuant to the terms of the Myers Operating Agreement the Company is exposed to the majority of potential losses of the partnership.
Summary financial information for Myers is as follows:

	Years Ended December 31,
	2019	2018	2017
Revenues	$205,615	$193,677	$181,589
Operating income	$6,372	$8,819	$9,069
Net income attributable to Sterling common stockholders	$3,196	$4,415	$4,531

6.	CONSTRUCTION JOINT VENTURES
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
Joint ventures with a controlling interest—For these joint ventures, the equity held by the remaining owners and their portions of net income (loss) are reflected in the Consolidated Balance Sheets line item “Noncontrolling interests” in “Stockholders’ equity” and the Consolidated Statements of Operations line item “Net income attributable to noncontrolling interests,” respectively.
The following table summarizes the changes in the noncontrolling owners’ interests in subsidiaries and consolidated joint ventures:

	Years Ended December 31,
	2019	2018	2017
Balance, beginning of period	$7,859	$4,856	$656
Net income attributable to noncontrolling interest included in equity	794	4,353	4,200
Distributions to noncontrolling interest owners	(7,360)	(1,350)	—
Balance, end of period	$1,293	$7,859	$4,856
Joint ventures with a noncontrolling interest—Where the Company has a noncontrolling joint interest in a venture, the Company accounts for its share of the operations of such construction joint ventures on a pro-rata basis using proportionate consolidation on its Consolidated Statements of Operations and as a single line item in “Receivables from and equity in construction joint ventures” in the Consolidated Balance Sheets. This method is an acceptable modification of the equity method of accounting which is a common practice in the construction industry. Condensed combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company’s share of such amounts which are included in the Company’s Consolidated Financial Statements are shown below:
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

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company determined that the joint venture between RLW (51% owner) and SEMA Construction Inc (“SEMA”) (49% owner) is a VIE as the Company is the primary beneficiary, as pursuant to the terms of the SEMA Operating Agreement the Company is exposed to the majority of potential losses of the partnership. At December 31, 2018 and 2017 we had no participation in a joint venture where we have a material non-majority variable interest.
Summary financial information for SEMA is as follows:

Year Ended December 31, 2019
Revenues	$6,903
Operating income	$467
Net income attributable to Sterling common stockholders	$471
Where we are a noncontrolling venture partner, we account for our share of the operations of such construction joint ventures on a pro-rata basis using proportionate consolidation on our Consolidated Statements of Operations and as a single line item in “Receivables from and equity in construction joint ventures” in the Consolidated Balance Sheets. This method is an acceptable modification of the equity method of accounting which is a common practice in the construction industry. Combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company’s share of such amounts which are included in the Company’s Consolidated Financial Statements are shown below:

	As of December 31,
	2019	2018
Current assets	$92,710	$64,815
Current liabilities	$(86,705)	$(74,543)
Sterling’s receivables from and equity in construction joint ventures	$9,196	$10,720

	Years Ended December 31,
	2019	2018	2017
Revenues	$158,291	$115,441	$93,848
Income before tax	$20,449	$8,097	$7,827
Sterling’s noncontrolling interest:
Revenues	$76,419	$55,134	$44,948
Income before tax	$8,170	$4,104	$3,847
The caption “Receivables from and equity in construction joint ventures,” includes undistributed earnings and receivables owed to the Company. Undistributed earnings are typically released to the joint venture partners after the customer accepts the project as completed and any warranty period, if any, has passed.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	As of December 31,
	2019	2018
Construction and transportation equipment	$217,945	$144,630
Buildings and improvements	14,641	11,072
Land	3,891	2,720
Office equipment	2,767	2,711
Total property and equipment	239,244	161,133
Less accumulated depreciation	(123,214)	(109,134)
Total property and equipment, net	$116,030	$51,999
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was approximately $15,900, $14,200 and $15,100 for 2019, 2018 and 2017, respectively.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Reporting Units—In combination with the completion of the Plateau Acquisition during the fourth quarter of 2019, the Company realigned its operating segments and reporting units to reflect management’s present oversight of the business. The Company’s reporting units now consist of its heavy civil, specialty services and residential operating groups. The specialty services operating segment was added and includes the newly acquired Plateau operations and its associated goodwill. Goodwill is not amortized, but instead is reviewed for impairment at least annually during the fourth quarter of each year at the reporting level, absent any interim indicators of impairment or other factors requiring an assessment.
Annual Impairment Assessment—For our 2019 annual impairment test of the heavy civil and residential reporting units, we performed a qualitative assessment, using information as of October 1. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. We determined there were no factors indicating the need to perform a quantitative goodwill impairment test and concluded that it is more likely than not the fair value of our reporting units is greater than their carrying value and thus there was no impairment to goodwill. Due to the proximity of the timing of the Plateau Acquisition, its purchase price and associated carrying value included in the specialty services reporting unit approximated its fair value. Other adjustments to our reporting units resulting from the realignment were not material.
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results. No impairments were recorded to our goodwill during the years ended December 31, 2019, 2018 or 2017. No such events or changes occurred between the testing date and year end to trigger a subsequent impairment review.
At December 31, 2019 and 2018, we had goodwill with a carrying amount of $191,892 and $85,231, respectively, with the increase attributable to the Plateau Acquisition. See Note 3 - Plateau Acquisition for further information regarding goodwill from the acquisition.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents goodwill by reportable segment:

	December 31, 2019	December 31, 2018
Goodwill
Heavy Civil	$54,806	$54,806
Specialty Services	106,661	—
Residential	30,425	30,425
Total Goodwill	$191,892	$85,231
Other Intangible Assets
The following table presents our acquired finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		December 31, 2019		December 31, 2018
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	25	$232,623	$(6,911)	$40,823	$(3,159)
Trade name	23	30,107	(1,692)	5,307	(919)
Non-compete agreements	5	2,487	(291)	487	(121)
Total	24	$265,217	$(8,894)	$46,617	$(4,199)
During the year ended December 31, 2019, 2018 and 2017, we have amortized approximately $4,700, $2,400, and $1,800 respectively. Amortization expense is anticipated to be approximately $11,500, $11,500, $11,300, $11,200, and $10,900 for 2020, 2021, 2022, 2023 and 2024, respectively. See Note 3 - Plateau Acquisition for further information regarding intangibles from the acquisition.

9.	DEBT
The Company’s outstanding debt was as follows:

	As of December 31,
	2019	2018
Credit Facility	$420,000	$—
Oaktree Facility	—	74,571
Note payable to seller, Plateau Acquisition	10,000	—
Notes and deferred payments to sellers, Tealstone Acquisition	12,230	13,572
Notes payable for transportation and construction equipment and other	805	612
Total debt	443,035	88,755

Less - Current maturities of long-term debt	(42,473)	(2,899)
Less - Unamortized debt issuance costs	(9,935)	(6,739)
Total long-term debt	$390,627	$79,117

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facility—On October 2, 2019, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with BMO Harris Bank N.A., as administrative agent (the “Agent”), Bank of America, N.A., as syndication agent, and BMO Capital Markets Corp. and BofA Securities, Inc., as joint lead arrangers and joint book runners. The Credit Agreement provides the Company with senior secured debt financing in an amount up to $475,000 in the aggregate, consisting of (i) a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $75,000 (with a $75,000 limit for the issuance of letters of credit and a $15,000 sublimit for swing line loans) and (ii) a senior secured first lien term loan facility (the “Term Loan Facility”) in the amount of $400,000 (collectively, the “Credit Facility”). The obligations under the Credit Facility are secured by substantially all assets of the Company and the subsidiary guarantors, subject to certain permitted liens and interests of other parties. The Credit Facility will mature on October 2, 2024.
The Company obtained the Credit Facility in order to facilitate the transactions contemplated by the Plateau Acquisition, including refinancing existing indebtedness of the Company, finance capital expenditures, finance working capital, finance acquisitions permitted under the Credit Agreement, finance other general corporate purposes and fund certain fees and expenses associated with the closing of the Credit Facility and the Plateau Acquisition.
On December 2, 2019, the Credit Agreement was amended to modify (i) the applicable margins with respect to Base Rate and LIBOR borrowings under the Credit Facility, (ii) the required amounts of mandatory prepayments of the Credit Facility with excess cash flow, (iii) the amounts of scheduled principal payments quarterly and at maturity on the Term Loan Facility, and (iv) the applications of partial prepayments of the Term Loan Facility on a ratable, weighted basis among all remaining scheduled principal payments on the Term Loan Facility. The modifications in (i)-(iii) mentioned above were pursuant to the customary “market flex” rights contained in the fee letter related to the Credit Agreement.
The Revolving Credit Facility bears interest at either the Base Rate plus a margin (4.75% and 3.50% per annum, respectively at December 31, 2019), or one-, two-, three-, six- or, if available, twelve-month LIBOR plus an applicable margin (1.74% and 4.50% per annum, respectively at December 31, 2019, using a one-month LIBOR rate), at the Company’s election. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. Interest under the Revolving Credit Facility is payable (i) with respect to LIBOR borrowings, on the last day of each applicable interest period (one, two, three, six or twelve months), unless the applicable interest period is longer than three months, then on each day occurring every three months after the commencement of such interest period, and on the maturity date, and (ii) with respect to Base Rate borrowings, on the last day of every calendar quarter and on the maturity date. At December 31, 2019, we had $20,000 of outstanding borrowings under the facility, providing $55,000 of available capacity. During 2019, our weighted average interest rate on borrowings under the facility was approximately 5.73%. The Revolving Credit Facility may be repaid in whole or in part at any time, with final payment of all principal and interest then outstanding due on October 2, 2024.
Interest under the Term Loan Facility is payable at the same frequencies and bears interest at the same rate options as the Revolving Credit Facility. In connection with entering into the Credit Facility, on December 5, 2019 we entered into an interest rate swap to hedge against $350,000 of the outstanding Term Loan Facility, which resulted in a weighted average interest rate of approximately 5.70% per annum during 2019. At December 31, 2019, we had $400,000 of outstanding borrowings under the facility. Quarterly principal payments on the Term Loan Facility total $30,000, $50,000, $50,000, $50,000 and $220,000 for each of the years ending 2020, 2021, 2022, 2023, and 2024, respectively. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on October 2, 2024.
The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict the ability of us and our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain the following financial covenants:

•
a Total Leverage Ratio (as defined in the Credit Agreement) at the last day of each fiscal quarter not to be greater than 4.00 to 1.00 ending on December 31, 2019 through and including June 30, 2020, 3.75 to 1.00 ending on September 30, 2020, 3.50 to 1.00 ending on December 31, 2020 through and including March 31, 2021, 3.25 to 1.00 ending on June 30, 2021 through and including September 30, 2021, and 3.00 to 1.00 ending on December 31, 2021 and thereafter; and

•
a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.20 to 1.00 as of the last day of each fiscal quarter of the Company, commencing with the fiscal quarter ending December 31, 2019.

Debt issuance costs—The Company incurred $10,688 of fees relating to the establishment of the Credit Facility. The costs associated with the Term Loan Facility and Revolving Credit Facility are reflected on the Balance Sheets as a direct reduction from the related debt liability and amortized over the terms of the respective facilities.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Oaktree Facility—On October 2, 2019, concurrently with the Company’s entry into the Credit Agreement, the Company terminated the Loan and Security Agreement, dated April 3, 2017, with Wilmington Trust, National Association, as agent, and the lenders party thereto (the “Oaktree Facility”), which provided for a $85,000 term loan. The Company used a portion of the proceeds of the Credit Agreement to pay in full all outstanding borrowings of $67,100 under the Oaktree Facility. Interest on the Oaktree Facility was equal to the one-, two-, three- or six-month LIBOR, plus 8.75% per annum.
Debt extinguishment costs—As part of the replacement of the Oaktree Facility, $7,728 in debt extinguishment costs were expensed and included as a “Loss on extinguishment of debt” on the Company’s Statement of Operations for the year ended December 31, 2019. Debt extinguishment costs primarily consist of a prepayment premium of $3,394 (which amount is equal to 5% of the aggregate principal amount, including any interest and fees, of the Oaktree Facility repaid) and the write-off of the Oaktree Facility unamortized debt issuance costs of $4,334.
Note Payable to Seller, Plateau Acquisition—As part of the Plateau Acquisition, the Company issued a $10,000 subordinated promissory note to one of the Plateau sellers that bears interest at 8% with interest payments due quarterly beginning January 1, 2020. The subordinated promissory note has no scheduled payments, however, it may be repaid in whole or in part at any time, subject to certain payment restrictions under a subordination agreement with the Agent under our Credit Agreement, without premium or penalty, with final payment of all principal and interest then outstanding due on April 2, 2025. At inception, the subordinated promissory note’s interest rate approximated market.
Notes and deferred Payments to Sellers, Tealstone Acquisition—At December 31, 2019 the Company had $12,230 outstanding, net of debt discounts, of the combined promissory notes and deferred cash payments issued as part of the Tealstone Acquisition. During the year ended December 31, 2019, the Company paid approximately $2,400 of the deferred cash payments. The remaining principal amounts of $5,000 of promissory notes and $7,500 of deferred cash payments are due on April 3, 2020. Accreted interest for the period was approximately $1,100 and $1,200 for the years ended December 31, 2019 and 2018, respectively, and was recorded as interest expense.
Notes Payable for Transportation and Construction Equipment—The Company has purchased and financed various construction and transportation equipment to enhance the Company’s fleet of equipment. The total long-term notes payable related to the purchase of financed equipment was $805 and $612 at December 31, 2019 and 2018, respectively. The purchases have payment terms ranging from 3 to 5 years and the associated interest rates range from 2.99% to 6.92%.
Compliance and other—As of December 31, 2019, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Consolidated Balance Sheets. As of December 31, 2019 and 2018, the carrying values of our debt outstanding approximated the fair values.

10.	LEASE OBLIGATIONS
The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of 1 month to 5 years, some of which include options to extend the leases for up to 10 years.
The components of lease expense are as follows:

Twelve Months Ended December 31, 2019
Operating lease cost	$8,594
Short-term lease cost	$18,032

Finance lease cost:
Amortization of right-of-use assets	$213
Interest on lease liabilities	20
Total finance lease cost	$233

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental cash flow information related to leases is as follows:

Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,127
Operating cash flows from finance leases	$20
Financing cash flows from finance leases	$213

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$8,955
Finance leases	$816
Supplemental balance sheet information related to leases was as follows:

December 31, 2019
Operating Leases
Operating lease right-of-use assets	$13,979

Current portion of long-term lease obligations	$7,095
Long-term lease obligations	6,976
Total operating lease liabilities	$14,071

Finance Leases
Property and equipment, at cost	$1,479
Accumulated depreciation	(482)
Property and equipment, net	$997

Current maturities of long-term debt	$204
Long-term debt	560
Total finance lease liabilities	$764

Weighted Average Remaining Lease Term
Operating leases	2.5
Finance leases	4.0

Weighted Average Discount Rate
Operating leases	6.0%
Finance leases	4.2%
Maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2020	$6,813	$233
2021	5,180	208
2022	2,858	161
2023	784	154
2024	45	77
Thereafter	—	—
Total lease payments	$15,680	$833
Less imputed interest	(1,609)	(69)
Total	$14,071	$764

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	FINANCIAL INSTRUMENTS
Derivatives
Interest Rate Derivative—On December 5, 2019, the Company entered into a three year interest rate swap agreement with Bank of America in order to mitigate exposure to the market risk associated with the variable interest on the $400,000 term loan. The Company has designated its interest rate swap agreement as a cash flow hedging derivative. To the extent the derivative instrument is effective and the documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. As of December 31, 2019, the notional value of the swap contract was $350,000 and the fair value of the swap contract was loss of $243. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contract.
Financial Instruments Disclosures
Fair Value—Financial instruments are required to be categorized within a valuation hierarchy based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy are as follows:
•     Level 1—Fair value is based on quoted prices in active markets.

•
Level 2—Fair value is based on internally developed models that use, as their basis, readily observable market parameters. Our derivative positions are classified within level 2 of the valuation hierarchy as they are valued using quoted market prices for similar assets and liabilities in active markets. These level 2 derivatives are valued utilizing an income approach, which discounts future cash flow based on current market expectations and adjusts for credit risk.

•
Level 3—Fair value is based on internally developed models that use, as their basis, significant unobservable market parameters. The Company did not have any level 3 classifications at December 31, 2019.

The following table presents the fair value of the interest rate derivative by valuation hierarchy and balance sheet classification:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Derivative Assets
Other current assets	$—	$216	$—	$216
Other non-current assets	—	—	—	—
Total assets at fair value	$—	$216	$—	$216
Derivative Liabilities
Other current liabilities	$—	$(61)	$—	$(61)
Other non-current liabilities	—	(398)	—	(398)
Total liabilities at fair value	$—	$(459)	$—	$(459)
The carrying values of the Company's cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At December 31, 2019, the fair value of the term loan, based upon the current market rates for debt with similar credit risk and maturities, approximated its carrying value as interest is based on LIBOR plus an applicable margin.
Derivatives Disclosures
AOCI/Other—The following table presents the total value recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense during 2019 for derivatives designated as cash flow hedges:

	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from AOCI into Earnings (1)
Interest rate cash flow hedge	(273)	30
(1) Net unrealized gains totaling $135 are anticipated to be reclassified from AOCI into interest expense during the next 12 months due to settlement of the associated underlying obligations.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	COMMITMENTS AND CONTINGENCIES
Insurance
The Company carries insurance policies to cover various risks, primarily general liability, automobile liability, workers’ compensation and employee medical expenses under which we are liable to reimburse the insurance company for a portion of each claim paid.
Property and Casualty—Payments for general liability and workers’ compensation claim amounts generally range from the first $2 to $250 per occurrence for Workers’ Compensation, and $25 per occurrence for General Liability. We accrue for probable losses, both reported and unreported, that are reasonably estimable using actuarial methods based on historic trends, modified, if necessary, by recent events. Changes in our loss assumptions caused by changes in actual experience would affect our assessment of the ultimate liability and could have an effect on our operating results and financial position for payments up to $275 per occurrence collective for general liability and workers’ compensation, with a maximum aggregate liability of $4,000 combined casualty losses per year. The Company also maintains commercial insurance coverage in excess of the limits of our primary commercial automobile, general liability and employers liability policies, in the amount of $75,000. The Company also maintains guaranteed cost program for Workers’ Compensation, General Liability, and Automobile Liability. Utilizing internal actuarial models, the insurance carriers established, and applied to the exposure base, a fixed rate to ascertain the premium cost to the Company. These premium costs are auditable at the conclusion of the policy term to account for discrepancies in the estimated and actual policy exposure, however not for any losses incurred during the policy term. The guaranteed cost program maintained by the Company does carry a deductible, however in a small enough amount as to expose the Company to unsubstantial and immaterial risk for any one loss incurred.
Medical—The Company maintains fully insured and self-insured medical benefit plans, which provides medical benefits to employees electing coverage under the plans. Under its self-insured plans, the Company has stop-loss coverage to limit the exposure arising from these claims. Self-insured claims filed and claims incurred but not reported are accrued based upon management’s estimates of the ultimate cost of claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Although management believes it has the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insured liabilities.
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
Litigation
The Company is the subject of certain other claims and lawsuits occurring in the normal course of business. Management, after consultation with legal counsel, does not believe that the outcome of these other actions will have a material impact on the financial statements of the Company. There are no significant unresolved legal issues as of December 31, 2019 and 2018.
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
Earn-out Liabilities
The Company has earn-out agreements with JBC’s and Tealstone’s former owners. The JBC earn-out performance period ended December 31, 2017. The JBC earn-out liability was determined based on its performance against established benchmarks. In 2017, JBC’s actual performance surpassed the benchmarks which resulted in an earn-out expense of $1,300, recorded in “Other

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating expense, net” on the Consolidated Statements of Operations. The earn-out agreement with Tealstone’s former owners extends through March 31, 2021 and is subject to a maximum earn-out of $15,000 over that period. The initial annual performance period for the Tealstone earn-out ended March 31, 2018. The Tealstone earn-out liability is determined based on the Company’s net income performance against established benchmarks. In 2019, 2018, and 2017 we recorded an earn-out obligation of $2,000, $1,900, and $400, respectively, recorded in “Other operating expense, net” on the Consolidated Statements of Operations. This liability is included in other current liabilities on the accompanying Consolidated Balance Sheets.

13.	INCOME TAXES
Provision For Income Taxes
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Years Ended December 31,
	2019	2018	2017
Current tax expense	$1,182	$288	$118
Deferred tax (benefit) expense	(27,398)	1,450	—
Income tax (benefit) expense	$(26,216)	$1,738	$118
Due to the net operating loss carryforwards described below, the Company has not had current federal tax expense for any of the years presented. The Company has incurred current expense in states in which the Company does not have net operating loss carry forwards.
Effective Tax Rate
The items comprising the difference between income taxes computed at the U.S. federal statutory rates in effect for 2019, 2018 an 2017 and our effective tax rates were as follows:

	Years Ended December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Tax expense (recovery) at the U.S. federal statutory rate	$3,041	21.0%	$6,568	21.0%	$5,577	35.0%
State tax based on income, net of refunds and federal benefits	1,670	11.5	364	1.2	(264)	(1.7)
Taxes on subsidiaries’ and joint ventures’ earnings allocated to noncontrolling interests owners	(2,241)	(15.5)	(4,097)	(13.1)	(5,504)	(34.5)
Valuation allowance	(29,375)	(202.9)	(1,013)	(3.3)	(18,006)	(113.0)
Tax credits	(397)	(2.7)	(286)	(0.9)	(349)	(2.2)
Tax rate change	—	—	(281)	(0.9)	19,545	122.7
Return to provision	48	0.3	21	0.1	(62)	(0.4)
Earn-out liability	—	—	—	—	460	2.9
Equity compensation	805	5.6	26	0.1	(1,371)	(8.6)
Other permanent differences	233	1.6	436	1.4	92	0.6
Income tax (benefit) expense	$(26,216)	(181.1)%	$1,738	5.6%	$118	0.8%
The decrease from the U.S. federal statutory rate in 2019 was primarily a result of the reversal of the valuation allowance on our net deferred tax assets. The 2018 effective income rate varied from the statutory rate primarily as a result of a change in the valuation allowance on our net deferred tax assets exclusive of deferred tax liabilities on indefinite lived assets and net income attributable to noncontrolling interest owners, which is taxable to those owners rather than the Company. The 2017 effective income rate varied from the statutory rate primarily as a result of the change in federal tax rate under the U.S. government Tax Cuts and Jobs Act (the “Act”), offset by a change in the valuation allowance, net income attributable to noncontrolling interest owners, and equity compensation. The Act was enacted on December 22, 2017 and resulted in the U.S. federal corporate tax rate decreasing from 35 percent in 2017 to 21 percent thereafter and primarily resulted in a reduction in the value of deferred tax assets by $19,300 and corresponding reduction in valuation allowance in 2017.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities were as follows:

	Long Term
	As of December 31,
	2019	2018
Assets related to:
Accrued compensation and other	$3,981	$3,707
Goodwill	—	—
Noncontrolling interests	1,812	1,687
Deferred revenue	922	232
Members interest liabilities	11,328	11,570
Right of use liabilities	3,253	—
Net operating loss carryforwards	19,801	22,818
Total deferred tax assets	41,097	40,014
Valuation allowance for deferred tax assets	—	(31,718)
Net deferred tax assets	$41,097	$8,296

Liabilities related to:
Depreciation of property and equipment	(7,911)	(7,709)
Right of use assets	(3,232)	—
Amortization of tax basis goodwill	(3,091)	(1,450)
Other	(851)	(587)
Net deferred tax liabilities	$(15,085)	$(9,746)

Net total deferred tax asset (liability)	$26,012	$(1,450)
Net Operating Loss—We have federal and state net operating loss (“NOL”) carryforwards of $83,270 and $44,857, respectively, which expire at various dates in the next 18 years for U.S. federal income tax and in the next 8 to 18 years for the various state jurisdictions where we operate. Such NOL carryforwards expire beginning in 2028 through 2038.
Valuation Allowance—The Company performs an analysis at the end of each reporting period to determine whether it is more likely than not deferred tax assets will be realized in future years. In performing its assessments in prior periods, a full valuation allowance was recorded as a result of objective negative evidence which included historical losses from 2013 to 2016 and the first quarter of 2017 and associated limits on ability to consider other subjective evidence such as projections for future growth. During 2019, the Company achieved eleven of the last twelve consecutive quarters of pre-tax income and is projecting sufficient future taxable income to be available to utilize all NOLs prior to their expiration. Deferred tax liabilities were a consideration in the analysis of whether to apply a valuation allowance because taxable temporary differences may be used as a source of taxable income to support the realization of deferred tax assets. A deferred tax liability that relates to an asset with an indefinite life, such as goodwill, may not be considered a source of income and should not be netted against deferred tax assets for valuation allowance purposes. As a result of this analysis, the Company now believes sufficient positive evidence outweighs any negative evidence and therefore released the full valuation allowance in the fourth quarter of 2019, resulting in $29,375 being recorded as a reduction to income tax expense.
Uncertain Tax Positions
As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions. The Company’s U.S. federal income tax returns for 2016 and later years are open and subject to examination by the I.R.S. In addition, the Company’s state income tax returns for 2015 and later years are open and subject to examination.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	STOCKHOLDERS' EQUITY
General—Holders of common stock are entitled to one vote for each share on all matters voted upon by the stockholders, including the election of directors and do not have cumulative voting rights. Holders of common stock are entitled to share ratably in net assets upon any dissolution or liquidation after payment of provision for all liabilities and any preferential liquidation rights of our preferred stock then outstanding. Common stock shares are not subject to any redemption provisions and are not convertible into any other shares of capital stock. The rights, preferences and privileges of holders of common stock are subject to those of the holders of any shares of preferred stock that may be issued in the future.
The Board of Directors may authorize the issuance of one or more classes or series of preferred stock without stockholder approval and may establish the voting powers, designations, preferences and rights and restrictions of such shares. No preferred shares have been issued.
Treasury Stock—On November 2, 2018, the Board of Directors approved a plan that authorized stock repurchases of up to 2,000 shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. The Company accounts for the repurchase of treasury shares under the cost method. This repurchase program expires on June 30, 2020 and may be modified, extended or terminated by the Board at any time. As mentioned in Note 9 - Debt, the Company’s Credit Agreement entered into on October 2, 2019 contains various usual and customary covenants including one that limits the repurchase of common shares. The Company repurchased 250 and 467 shares of its common stock during fiscal years 2019 and 2018, respectively. See Note 15 - Stock Incentive Plan, for a discussion of share repurchases transferred into treasury stock resulting from tax withholding requirements under our stock incentive plan.
AOCI—The following tables presents changes in AOCI, net of tax, and reclassifications of AOCI into earnings, net of tax:

Unrealized Fair Value of Swap (Cash Flow Hedge)
Balance at December 31, 2018	$—
OCI before reclassifications	(186)
Amounts reclassified from AOCI	(23)
Net OCI	(209)
Balance at December 31, 2019	$(209)

Amount Reclassified from AOCI (1)
Interest rate derivatives (interest expense)	$(30)
Tax	7
Total net of tax	$(23)
(1) See Note 11 - Financial Instruments for further discussion of our cash flow hedges, including the total value reclassified from AOCI to earnings.
Stock Offerings—On October 2, 2019, in connection with the Plateau Acquisition, the Company issued 1,245 shares of the Company’s stock as consideration paid to the Plateau sellers. The value of the shares issued was $16,195 based on Sterling’s closing stock price on October 1, 2019. See Note 3 - Plateau Acquisition for further discussion of the Plateau Acquisition purchase consideration.
On April 3, 2017, in connection with the Tealstone Acquisition, the Company issued 1,882 shares of the Company’s stock as consideration paid to the Tealstone sellers. The value of the shares issued was $17,061 based on the average fair value of the shares on the date of acquisition.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	STOCK INCENTIVE PLAN
General—The Company has equity-based incentive plans (the “Stock Incentive Plans”) administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plans, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance based units (“PSUs”). Compensation expense recognized related to the Company’s Stock Incentive Plans was $3,761, $3,064 and $2,843 for 2019, 2018 and 2017, respectively. At December 31, 2019, 133 authorized shares remained available under our Stock Incentive Plans for future grants, assuming PSU vestings occur at maximum payout with vesting dates through 2024.
During 2019, the Company implemented an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, employees may make quarterly purchases of shares at a discount through regular payroll deductions for up to 15% of their compensation ($25 maximum per year). The shares are purchased at 85% of the closing price per share on the last trading day of the calendar quarter. Included within total stock-based compensation expense for 2019 is $27 of expense related to the ESPP. ESPP expense, represents the difference between the fair value on the date of purchase and the price paid. At December 31, 2019, 787 authorized shares remained available for issuance under the ESPP.
Total equity-based compensation expense recognized related to the Company’s Stock Incentive Plans was $3,788, $3,064 and $2,843 for 2019, 2018, and 2017, respectively, primarily recognized within general and administrative expenses. At December 31, 2019, there was $16,300 of unrecognized compensation cost related to equity-based grants, which is expected to be recognized over a weighted-average period of 3.2 years. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures.
RSAs—The Company’s RSA awards may not be sold or otherwise transferred until certain restrictions have lapsed, which is generally over a three-year graded vesting period for employees and over one year for Directors. The total initial fair value for these awards is determined based upon the market price of our stock at the grant date, and is expensed on a straight-line basis over the vesting period. During 2019, we recognized $1,092 of compensation expense, primarily within “General and administrative expense”. The following table presents employee and director RSA activity:

	Number of Shares	Weighted Average Fair Value Per Share
Employee’s RSAs
Balance at December 31, 2018	147	11.16
Granted	52	12.06
Vested	(114)	11.04
Forfeited	(2)	9.64
Balance at December 31, 2019	83	11.91
Director’s RSAs
Balance at December 31, 2018	42	11.67
Granted	52	12.06
Vested	(52)	$11.69
Forfeited	—	—
Balance at December 31, 2019	42	12.12
During 2018, 49 RSAs were granted with a weighted-average grant-date fair value per share of $11.64. During 2017, 217 RSAs were granted with a weighted-average grant-date fair value per share of $10.69. The total fair value of RSAs that vested during 2019, 2018 and 2017 was $1,261, $1,107 and $3,117, respectively.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSUs—The Company’s RSU awards may not be sold or otherwise transferred until certain restrictions have lapsed, which is generally over a three-year graded vesting period. The total initial fair value for these awards is determined based upon the market price of our stock at the grant date, and is expensed on a straight-line basis over the vesting period. During 2019, we recognized $1,573 of compensation expense, primarily within selling and administrative expense. The following table presents RSU activity:

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested RSUs
Balance at December 31, 2018	217	12.40
Granted	261	12.14
Vested	(120)	14.30
Forfeited	(14)	16.14
Balance at December 31, 2019	344	13.78
During 2018, 248 RSUs were granted with a weighted-average grant-date fair value per share of $16.08. During 2017, there were not any RSUs granted. The total fair value of RSUs that vested during 2019 and 2018 were $1,709 and $392, respectively. There were no RSUs vested in 2017.

PSUs—The Company’s performance-based share awards are subject to the achievement of specified financial based performance targets and are generally based upon EPS and vest over three years. The total initial fair value for these awards is determined based upon the market price of our stock at the grant date applied to the total number of shares. This fair value is expensed and adjusted over the vesting period based on the level of payout expected to be achieved. As a result of financial performance conditions met during 2019, we recognized $1,096 of compensation expense.
During 2019 and 2018, PSU shares totaling 310 and 890, respectively, were granted with a weighted-average grant-date fair value per share of $11.81 and $11.64, respectively. There were no PSUs granted in 2017. During 2019, upon vesting and achievement of certain performance goals, we distributed 63 PSUs with a weighted-average grant-date fair value per share of $15.15. The total fair value of PSU awards that vested during 2019 was $948. There were no PSUs awarded in 2018 and 2017.
Share Repurchases for Tax Withholdings—Upon the vesting of shares, the Company allows employees to withhold shares to satisfy tax withholding requirements. For RSA vestings, the shares repurchased by the Company are considered constructively received and are retired thereafter. The Company repurchased 17, 28 and 66 shares for taxes withheld on RSA vestings for $255, $361 and $1,075 during 2019, 2018 and 2017, respectively. For RSU and PSU vestings, the employee is issued shares net of the requested tax withholding, and the Company transfers the withheld shares to Treasury Stock. The Company withheld 74 and 8 shares for taxes on RSU and PSU vestings for $964 and $92 during 2019 and 2018, respectively. There were no shares withheld for taxes on RSU and PSU vestings in 2017.
Warrants—On April 3, 2017, the Company issued warrants (the “Warrants”) to the lenders under the Oaktree Facility (the “Holders”) pursuant to which such holders have the right to purchase, for a period of 5 years from the date of issuance, up to an aggregate of 1,000 shares of the Company’s common stock (the “Warrant Shares”) at an initial exercise price of $10.25 per share, subject to adjustment for stock splits, combinations and similar recapitalization events and weighted-average anti-dilution upon the issuance by the Company of shares of common stock or rights, options or convertible securities exercisable for common stock in the future at a price below the exercise price of the Warrants.
The Company valued these Warrants using the Black-Scholes model, which is a type 3 fair value measurement. The key assumptions used in the Black-Scholes Model and fair value output are summarized in the table below:

April 3, 2017
Stock price at grant date	$8.88
Exercise option price	$10.25
Expected term of warrants (in years)	5
Expected volatility rate	48.29%
Risk-free rate	1.88%
Expected dividend yield	—%
Total fair value	$3,500

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	EARNINGS PER SHARE
Basic net income per share attributable to Sterling common stockholders is computed by dividing net income attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share attributable to Sterling common stockholders is the same as basic net income per share attributable to Sterling common stockholders but includes dilutive unvested stock awards and warrants using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted per common share computations for net income attributable to Sterling common stockholders:

	Years Ended December 31,
Numerator:	2019	2018	2017
Net income attributable to Sterling common stockholders	$39,901	$25,187	$11,617
Denominator:
Weighted average common shares outstanding — basic	26,671	26,903	26,274
Shares for dilutive unvested stock	448	291	438
Weighted average common shares outstanding and assumed conversions— diluted	27,119	27,194	26,712
Basic net income per share attributable to Sterling common stockholders	$1.50	$0.94	$0.44
Diluted net income per share attributable to Sterling common stockholders	$1.47	$0.93	$0.43

17.	RETIREMENT BENEFITS
Defined Contribution Plans
The Company maintains a defined contribution profit-sharing plan (401(k) plan) covering substantially all non-union persons employed by the Company, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The 401(k) plan provides for a discretionary employer contribution and is determined annually by the Company’s board of directors. With the acquisition of Plateau, the Company made matching contributions for the year ended December 31, 2019 of $2,800, and $2,700 and $2,300 for the years ended December 31, 2018 and 2017, respectively.
Multi-Employer Pension Plans
As of December 31, 2019, the Company had approximately 2,800 employees, including 2,400 field personnel. We had 400 employees, or 17% of total employees, that were union members covered by collective bargaining agreements.
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

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents our participation in these plans:

	Pension Plan Employer	Pension Protection Act (“PPA”) Certified Zone Status (1)		FIP / RP Status Pending/Implemented (2)	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement (3)
Pension Trust Fund	Identification Number	2019	2018		2019	2018	2017
Pension Trust Fund for Operating Engineers Pension Plan	94-6090764	Yellow	Red	Yes	$2,314	$1,932	$2,477	No	Various
Laborers Pension Trust for Northern California	94-6277608	Green	Yellow	Yes	857	880	953	No	Various
Carpenter Funds Administrative Office	94-6050970	Red	Red	Yes	547	748	727	No	Various
Cement Mason Pension Trust Fund For Northern California	94-6277669	Yellow	Yellow	Yes	320	504	423	No	Various
All other funds (4)					7,144	7,283	8,006
			Total Contributions:		$11,182	$11,347	$12,586

(1)
The most recent PPA zone status available in 2019 and 2018 is for the plan’s year-end during 2018 and 2017, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded.

(2)	Indicates whether the plan has a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) which is either pending or has been implemented.

(3)	Lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

(4)
These funds include multi-employer plans for pensions and other employee benefits. The total individually insignificant multi-employer pension costs contributed were $829, $1,300 and $1,500 for 2019, 2018 and 2017, respectively, and are included in the contributions to all other funds along with contributions to other types of benefit plans. Other employee benefits include certain coverage for medical, prescription drug, dental, vision, life and accidental death and dismemberment, disability and other benefit costs.

We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate.

18.	SUPPLEMENTAL CASH FLOW INFORMATION
Operating assets and liabilities
The following table summarizes the changes in the components of operating assets and liabilities:

	Twelve Months Ended December 31,
	2019	2018	2017
Accounts receivable, including retainage	$(21,300)	$(11,094)	$(29,923)
Contracts in progress, net	6,023	(4,397)	(3,492)
Receivables from and equity in construction joint ventures	1,524	659	(4,250)
Other current and non-current assets	43	924	929
Accounts payable	10,987	1,969	13,579
Accrued compensation and other liabilities	(839)	(4,038)	6,625
Members' interest subject to mandatory redemption and undistributed earnings	(340)	1,957	2,156
Changes in operating assets and liabilities	$(3,902)	$(14,020)	$(14,376)

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	CONCENTRATION OF RISK AND ENTERPRISE WIDE DISCLOSURES
The following table shows contract revenues generated from customers that accounted for more than 10% of the Company’s consolidated revenues:

	Years Ended December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Utah Department of Transportation (“UDOT”)	$135,496	12.0%	$153,276	14.8%	$140,529	14.7%
Texas Department of Transportation (“TXDOT”)	*	*	*	*	103,236	10.8%
*Represents less than 10% of revenues
At December 31, 2019, The Conlan Company accounted for 11% of the Company’s outstanding contract receivables with a receivable balance of $18,700. There were no individual customers accounting for greater than 10% of the Company’s outstanding contract receivables December 31, 2018.
The Company’s revenue and receivables are entirely derived from the construction of U.S. projects and all of the Company’s assets are held domestically within the U.S.

20.	RELATED PARTY TRANSACTIONS
The Company has limited related party transactions. The most significant transactions relate to the Company’s Ralph L. Wadsworth Construction (“RLW”) subsidiary and its executive management who own or have an ownership interest in certain real estate and other companies. RLW has historically performed construction contracts, leased properties, or has provided professional and other services for entities owned by the executive managers of RLW. The total RLW related party revenue related to construction contracts totaled $6,400, $15,300 and $700 in 2019, 2018 and 2017, respectively. RLW leases its main office and equipment maintenance shop for its Utah operations for an annual cost of approximately $800. The office and shop leases expire in 2022. RLW had no other miscellaneous related party transactions in 2019, 2018, and 2017.
The Company had other individually insignificant miscellaneous transactions with related parties including facility and equipment leases from executive management who own or have an ownership interest in real estate and equipment companies that totaled $300, $300 and $200 during 2019, 2018 and 2017, respectively.

21.	SEGMENT INFORMATION
The Company’s internal and public segment reporting are aligned based upon the services offered by its operating groups, which represent the reportable segments. Due to the October 2, 2019 acquisition of Plateau, the Company realigned its operating groups to reflect management’s present oversight of operations. After realignment, the Company’s operations consist of three reportable segments: Heavy Civil, Specialty Services and Residential, with our commercial business reclassified from the Heavy Civil operating group into our newly formed Specialty Services operating group. The segment information for the prior periods presented has been recast to conform to the current presentation. The Company’s Chief Operating Decision Maker evaluates the performance of the operating groups based upon revenue and income from operations. Each operating group’s income from operations reflects corporate costs, allocated based primarily upon revenue.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents total revenue, depreciation and amortization, and income from operations by reportable segment for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Revenue
Heavy Civil	$760,325	$765,638	$801,652
Specialty Services	212,824	120,333	48,314
Residential	153,129	151,696	107,992
Total Revenue	$1,126,278	$1,037,667	$957,958

Depreciation and Amortization
Heavy Civil	$12,839	$13,492	$14,789
Specialty Services	6,059	1,439	815
Residential	1,842	1,839	1,390
Total Depreciation and Amortization	$20,740	$16,770	$16,994

Operating Income
Heavy Civil	$3,316	$17,044	$8,246
Specialty Services	18,207	4,629	2,284
Residential	20,539	20,938	15,646
Subtotal	42,062	42,611	26,176
Acquisition related costs	(4,311)	—	—
Total Operating Income	$37,751	$42,611	$26,176
The following table presents total assets by reportable segment at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Assets
Heavy Civil	$287,779	$318,586
Specialty Services	587,642	76,170
Residential	86,519	87,817
Total Assets	$961,940	$482,573

22.	QUARTERLY FINANCIAL INFORMATION
The following table summarizes the unaudited quarterly results of operations for 2019 and 2018:

	2019 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31
Revenues	$223,949	$264,086	$291,699	$346,544
Gross profit	19,503	25,496	29,216	33,579
Income (loss) before income taxes	2,024	8,571	9,422	(5,538)
Net income attributable to Sterling common stockholders	$1,815	$7,828	$7,957	$22,301
Net income per share attributable to Sterling common stockholders:
Basic	$0.07	$0.30	$0.30	$0.81
Diluted	$0.07	$0.29	$0.30	$0.79

	2018 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31
Revenues	$222,492	$268,734	$291,266	$255,175
Gross profit	$19,834	$31,046	$31,279	$28,173
Income before income taxes	$3,721	$9,238	$11,581	$6,738
Net income attributable to Sterling common stockholders	$2,489	$8,174	$8,917	$5,607
Net income per share attributable to Sterling common stockholders:
Basic	$0.09	$0.30	$0.33	$0.22
Diluted	$0.09	$0.30	$0.33	$0.21
The Company’s operating revenues tend to be somewhat higher in the summer months which are typically due to holiday schedules and warmer and dryer weather conditions. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. However, from time to time, the Company’s operating results are significantly affected by certain transactions or events that management believes are not indicative or representative of our results. As of October 2, 2019, Plateau’s results are included in the results for the remainder of 2019.
As discussed in Note 21 - Segment Information, during the fourth quarter 2019, the Company realigned the operating groups to reflect the present management oversight of operations. Due to the aforementioned realignment, part the 2019 and 2018 results for our commercial business were reclassified from the Heavy Civil operating group into our newly formed Specialty Services operating group. The following tables represent our 2019 and 2018 quarterly revenue and income from operations adjusted to reflect our operating group realignment and to conform to our 2019 presentation:

	2019 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31	Total
Revenue
Heavy Civil	$150,505	$200,236	$218,894	$190,690	$760,325
Specialty Services	30,679	27,894	32,863	121,388	212,824
Residential	42,765	35,956	39,942	34,466	153,129
Total Revenue	$223,949	$264,086	$291,699	$346,544	$1,126,278

Operating Income
Heavy Civil	$(2,147)	$5,747	$7,420	$(7,704)	$3,316
Specialty Services	1,048	865	1,371	14,923	18,207
Residential	5,819	4,834	5,220	4,666	20,539
Subtotal	4,720	11,446	14,011	11,885	42,062
Acquisition related costs	—	(262)	(1,896)	(2,153)	(4,311)
Total Operating Income	$4,720	$11,184	$12,115	$9,732	$37,751

	2018 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31	Total
Revenue
Heavy Civil	$158,722	$194,174	$222,299	$190,443	$765,638
Specialty Services	28,519	29,109	32,245	30,460	120,333
Residential	35,251	45,451	36,722	34,272	151,696
Total Revenue	$222,492	$268,734	$291,266	$255,175	$1,037,667

Operating Income
Heavy Civil	$1,092	$4,322	$7,385	$4,245	$17,044
Specialty Services	519	1,480	1,647	983	4,629
Residential	5,068	6,347	5,341	4,182	20,938
Total Operating Income	$6,679	$12,149	$14,373	$9,410	$42,611
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2019. As previously disclosed, we completed the Plateau Acquisition on October 2, 2019 and, as permitted by SEC guidance for newly acquired businesses, we have elected to exclude the acquired operations of Plateau from the scope of design and operation of our disclosure controls and procedures for the year ended December 31, 2019. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2019 to ensure that the information required to be disclosed by the Company in this annual report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by guidance provided by the staff of the SEC, the scope of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 did not include the internal controls of Plateau, which are included with the Consolidated Financial Statements of the Company. Management has excluded from its evaluation the internal control over financial reporting of Plateau, which constituted 51% of total assets and 8% of consolidated revenues. Management will include Plateau in the scope of its assessment of internal control over financial reporting beginning in 2020. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Attestation Report of the Registered Public Accounting Firm
Grant Thornton LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, included in Item 15 “Exhibits and Financial Statement Schedules” under the heading “Reports of the Company’s Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no changes in our internal control over financial reporting occurred during the three months ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2020 annual meeting of stockholders and is incorporated herein by reference. Our code of business conduct is available at www.strlco.com under Investor Relations—Code of Business Conduct and is available in print to any stockholder who requests a copy. Amendments to or waivers of our code of business conduct granted to any of our directors or executive officers will be published promptly on our website. Such information will remain on our website for at least 12 months.
Item 11. Executive Compensation
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2020 annual meeting of stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2020 annual meeting of stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2020 annual meeting of stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2020 annual meeting of stockholders and is incorporated herein by reference.
PART IV

Item 15. Exhibits, and Financial Statement Schedules
Financial Statements
The following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included under Item 8 of Part II of this report are herein incorporated by reference:
Reports of the Company’s Independent Registered Public Accounting Firm
Consolidated Statements of Operations—For the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income (Loss)—For the years ended December 31, 2019, 2018 and 2017
Consolidated Balance Sheets—As of December 31, 2019 and 2018
Consolidated Statements of Cash Flows—For the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity—For the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
Financial Statement Schedules
All schedules have been omitted because the schedules are not applicable, the required information is not in amounts sufficient to require submission of the schedule, or the information required is shown in the Consolidated Financial Statements or notes thereto previously included under Item 8 of Part II of this report.
Quarterly financial data for the years ended December 31, 2019 and 2018 is shown in the Notes to Consolidated Financial Statements included under Item 8 of Part II of this report.
Exhibits
The Exhibit Index, starting on the next page, and Exhibits being filed are submitted as part of this report.

EXHIBIT INDEX
Explanatory Note—Prior to changing its name to Sterling Construction Company, Inc. in November 2001, the Company’s name was Oakhurst Company, Inc. References in the following exhibit list use the name of the Company in effect at the date of the exhibit.

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

2.2
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

4.4(2)	Description of Securities Registered Under Section 12.
10.1(1)
Sterling Construction Company, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on May 8, 2019 (SEC File No. 1-31993)).

10.2(1)
Sterling Construction Company, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on May 8, 2018 (SEC File No. 001-31993)).

10.3.1(1)
Standard Non-Employee Director Compensation adopted by the Board of Directors to be effective May 2, 2018 (incorporated by reference to Exhibit 10.1.1 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q for quarter ended September 30, 2018, filed November 6, 2018).

10.3.2(1)
Form of Non-Employee Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.2.1 to Sterling Construction Company, Inc.'s Quarterly Report on Form 10-Q for quarter ended March 31, 2018, filed on May 8, 2018).

10.4(1)
Executive Employment Agreement dated December 12, 2018 between Sterling Construction Company, Inc. and Joseph A. Cutillo (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc’s Form 10-K filed on March 5, 2019 (SEC File No. 1-31993)).

10.5(1)
Executive Employment Agreement dated December 12, 2018 between Sterling Construction Company, Inc. and Ronald A. Ballschmiede (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc’s Form 10-K filed on March 5, 2019 (SEC File No. 1-31993)).

10.6(1)
Executive Employment Agreement dated December 12, 2018 between Sterling Construction Company, Inc. and Richard E. Chandler, Jr. (incorporated by reference to Exhibit 10.5 to Sterling Construction Company, Inc’s Form 10-K filed on March 5, 2019 (SEC File No. 1-31993)).

10.7.1(1)
Program Description — 2017 Executive Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on February 15, 2017 (SEC File No. 1-31993)).

10.7.2(1)
Form of 2017 Executive Incentive Compensation Program Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.'s Current Report on Form 8-K filed on February 15, 2017 (SEC File No. 1-31993)).

10.7.3(1)	Program Description - Stock Repurchase Program (incorporated by reference to Exhibit 10.6.7 to Sterling Construction Company, Inc.’s Form 10-K filed on March 5, 2019 (SEC File No. 1-31993)).
10.7.4(1)
Plan Description - Senior Executive Incentive Compensation Plan (adopted 2018) (incorporated by reference to Exhibit 10.5.5 to Sterling Construction Company Inc.'s Quarterly Report on Form 10-Q for quarter ended March 31, 2018, filed on May 8, 2018).

10.7.5(1)
Form of 2018 Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.5.6 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2018, filed on May 8, 2018).

10.8(1)
Plan Description - Senior Executive Incentive Compensation Plan (adopted 2019) (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q filed on May 7, 2019 (SEC File No. 1-31993)).

10.9(1)(2)	Form of Long-Term Incentive Award Agreement (adopted 2019).
10.10
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

10.11(2)
First Amendment to Credit Agreement, dated December 2, 2019, by and among Sterling Construction Company, Inc., the subsidiaries of the Company party thereto as Guarantors, the Lenders party thereto and BMO Harris Bank, N.A., as Administrative Agent.

21.1(2)	Subsidiaries of the registrant.
23.1(2)	Consent of Grant Thornton LLP.
31.1(2)	Certification of Joseph A. Cutillo, Chief Executive Officer of Sterling Construction Company, Inc.
31.2(2)	Certification of Ronald A. Ballschmiede, Executive Vice President & Chief Financial Officer of Sterling Construction Company, Inc.
32.1(3)	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Joseph A. Cutillo, Chief Executive Officer of Sterling Construction Company, Inc.
32.2(3)
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Ronald A. Ballschmiede, Executive Vice President & Chief Financial Officer of Sterling Construction Company, Inc.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Management contract, compensatory plan or arrangement
(2) Filed herewith
(3) Furnished herewith
Item 16. Form 10-K Summary
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2020.

Sterling Construction Company, Inc.

By:	/s/ Joseph A. Cutillo
Joseph A. Cutillo, Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 3, 2020.

Signature	Title
/s/ Joseph A. Cutillo	Chief Executive Officer (Principal Executive Officer)
Joseph A. Cutillo	Director

/s/ Ronald A. Ballschmiede	Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Ronald A. Ballschmiede

/s/Thomas M. White	Director and Non-Executive Chairman
Thomas M. White

/s/ Roger Cregg	Director
Roger Cregg

/s/ Marian M. Davenport	Director
Marian M. Davenport

/s/ Raymond F. Messer	Director
Raymond F. Messer

/s/ Dana C. O’Brien	Director
Dana C. O’Brien

/s/ Charles R. Patton	Director
Charles R. Patton