Form 10-Q
period 2020-03-31
STERLING CONSTRUCTION CO INC
filed 2020-05-05
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2020 – 27,977,131

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues	$296,688	$223,949
Cost of revenues	(261,443)	(204,446)
Gross profit	35,245	19,503
General and administrative expense	(17,604)	(11,889)
Intangible asset amortization	(2,837)	(600)
Acquisition related costs	(473)	—
Other operating expense, net	(2,228)	(2,294)
Operating income	12,103	4,720
Interest income	99	364
Interest expense	(7,803)	(3,060)
Income before income taxes	4,399	2,024
Income tax expense	(1,184)	(163)
Net income	3,215	1,861
Less: Net income attributable to noncontrolling interests	(100)	(46)
Net income attributable to Sterling common stockholders	$3,115	$1,815

Net income per share attributable to Sterling common stockholders:
Basic	$0.11	$0.07
Diluted	$0.11	$0.07

Weighted average common shares outstanding:
Basic	27,736	26,377
Diluted	27,992	26,723

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$3,215	$1,861
Other comprehensive (loss) income, net of tax
Loss on interest rate swap, net of tax (Note 11)	(7,061)	—
Total comprehensive (loss) income	(3,846)	1,861
Less: Comprehensive income attributable to noncontrolling interests	(100)	(46)
Comprehensive (loss) income attributable to Sterling common stockholders	$(3,946)	$1,815

The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents ($7,126 and $7,538 related to variable interest entities (“VIEs”))	$73,905	$45,733
Accounts receivable, including retainage ($30,550 and $24,642 related to VIEs)	221,268	248,247
Costs and estimated earnings in excess of billings ($9,078 and $8,328 related to VIEs)	54,791	42,555
Receivables from and equity in construction joint ventures ($7,729 and $7,406 related to VIEs)	10,789	9,196
Other current assets ($1,047 and $503 related to VIEs)	10,335	11,790
Total current assets	371,088	357,521
Property and equipment, net ($5,627 and $5,619 related to VIEs)	117,818	116,030
Operating lease right-of-use assets ($3,938 and $3,817 related to VIEs)	14,790	13,979
Goodwill ($1,501 and $1,501 related to VIEs)	191,892	191,892
Other intangibles, net	253,486	256,323
Deferred tax asset, net	27,149	26,012
Other non-current assets, net	172	183
Total assets	$976,395	$961,940
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($26,664 and $18,213 related to VIEs)	$123,172	$137,593
Billings in excess of costs and estimated earnings ($7,443 and $9,649 related to VIEs)	79,293	85,011
Current maturities of long-term debt ($13 and $39 related to VIEs)	50,211	42,473
Current portion of long-term lease obligations ($1,742 and $1,838 related to VIEs)	7,410	7,095
Income taxes payable	1,656	1,212
Accrued compensation ($2,298 and $1,521 related to VIEs)	14,187	13,727
Other current liabilities ($1,097 and $1,429 related to VIEs)	10,403	6,393
Total current liabilities	286,332	293,504
Long-term debt ($2 and $2 related to VIEs)	408,828	390,627
Long-term lease obligations ($2,196 and $1,979 related to VIEs)	7,465	6,976
Members’ interest subject to mandatory redemption and undistributed earnings	49,186	49,003
Other long-term liabilities	5,654	619
Total liabilities	757,465	740,729
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, par value $0.01 per share; 38,000 shares authorized, 28,282 and 28,290 shares issued, 27,966 and 27,772 shares outstanding	283	283
Additional paid in capital	250,689	251,019
Treasury Stock, at cost: 316 and 518 shares	(4,247)	(6,142)
Retained deficit	(21,918)	(25,033)
Accumulated other comprehensive loss	(7,270)	(209)
Total Sterling stockholders’ equity	217,537	219,918
Noncontrolling interests	1,393	1,293
Total stockholders’ equity	218,930	221,211
Total liabilities and stockholders’ equity	$976,395	$961,940
 The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$3,215	$1,861
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,285	4,302
Amortization of debt issuance costs	1,022	833
Gain on disposal of property and equipment	(393)	(38)
Deferred taxes	913	141
Stock-based compensation expense	2,234	1,021
Loss on interest rate hedge	171	—
Changes in operating assets and liabilities (Note 17)	(4,676)	(27,362)
Net cash provided by (used in) operating activities	10,771	(19,242)
Cash flows from investing activities:
Capital expenditures	(7,354)	(3,814)
Proceeds from sale of property and equipment	512	137
Net cash used in investing activities	(6,842)	(3,677)
Cash flows from financing activities:
Borrowings on revolving credit facility	30,000	—
Repayments of long-term debt	(5,082)	(5,610)
Distributions to noncontrolling interest owners	—	(5,100)
Purchase of treasury stock	—	(3,201)
Other	(675)	(501)
Net cash provided by (used in) financing activities	24,243	(14,412)
Net change in cash and cash equivalents	28,172	(37,331)
Cash and cash equivalents at beginning of period	45,733	94,095
Cash and cash equivalents at end of period	$73,905	$56,764
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	27,772	$283	$251,019	518	$(6,142)	$(25,033)	$(209)	$219,918	$1,293	$221,211
Net income	—	—	—	—	—	3,115	—	3,115	100	3,215
Loss on interest rate swap	—	—	—	—	—	—	(7,061)	(7,061)	—	(7,061)
Stock-based compensation	—	—	2,234	—	—	—	—	2,234	—	2,234
Issuance of stock	248	—	(2,460)	(248)	2,563	—	—	103	—	103
Shares withheld for taxes	(54)	—	(104)	46	(668)	—	—	(772)	—	(772)
Balance at March 31, 2020	27,966	$283	$250,689	316	$(4,247)	$(21,918)	$(7,270)	$217,537	$1,393	$218,930

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	26,597	$271	$233,795	467	$(4,731)	$(64,934)	$—	$164,401	$7,859	$172,260
Net income	—	—	—	—	—	1,815	—	1,815	46	1,861
Stock-based compensation	(1)	—	1,021	—	—	—	—	1,021	—	1,021
Distributions to owners	—	—	—	—	—	—	—	—	(5,100)	(5,100)
Purchase of treasury stock	(250)	—	—	250	(3,201)	—	—	(3,201)	—	(3,201)
Issuance of stock	130	—	(1,314)	(130)	1,314	—	—	—	—	—
Shares withheld for taxes	(52)	—	—	45	(564)	—	—	(564)	—	(564)
Balance at March 31, 2019	26,424	$271	$233,502	632	$(7,182)	$(63,119)	$—	$163,472	$2,805	$166,277

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
Basis of Presentation
Presentation Basis—The accompanying Condensed Financial Statements are presented in accordance with accounting policies generally accepted in the United States (“GAAP”) and reflect all wholly owned subsidiaries and those entities the Company is required to consolidate. See the “Consolidated 50% Owned Subsidiaries” and “Construction Joint Ventures” section of this Note for further discussion of the Company’s consolidation policy for those entities that are not wholly owned. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Values presented within tables (excluding per share data) are in thousands. Reclassifications have been made to historical financial data in the Condensed Consolidated Financial Statements to conform to the current year presentation.
Estimates and Judgments—The preparation of the accompanying Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting estimates of the Company require a higher degree of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts over time, the valuation of long-lived assets, goodwill, income taxes, and purchase accounting estimates, including goodwill and other intangible assets. Management continually evaluates all of its estimates and judgments based on available information and experience; however, actual results could differ from these estimates.
Significant Accounting Policies
Revenue Recognition—Our revenue is derived from long-term contracts for customers in our heavy civil and specialty services business segments, as well as short-term projects for customers in our residential business segment. Accounting treatment for these contracts in accordance with Accounting Standards Update (“ASU”) 2014-09 (Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers), is as follows:

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
Variable Consideration—Contract modifications through change orders, claims and incentives are routine in the performance of the Company’s contracts to account for changes in the contract specifications or requirements. In most instances, contract modifications are not distinct from the existing contract due to the significant integration of services provided in the contract and are accounted for as a modification of the existing contract and performance obligation. Either the Company or its customers may initiate change orders, which may include changes in specifications or designs, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Change orders that are unapproved as to both price and scope are evaluated as claims. The Company considers claims to be amounts in excess of approved contract prices that the Company seeks to collect from its customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs.
The Company estimates variable consideration for a performance obligation at the most likely amount to which the Company expects to be entitled (or the most likely amount the Company expects to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which the Company will be entitled (or will be incurred in the case of liquidated damages). The Company includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company.
The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in the transaction price (or excluded from the transaction price in the case of liquidated damages) are not resolved in the Company’s favor, or to the extent incentives reflected in the transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue.

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
Receivables, including Retainage—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract and is generally collected within one year of the completion of a contract. At March 31, 2020 and December 31, 2019, receivables included $73,400 and $79,400 of retainage.

 Receivables are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At March 31, 2020 and December 31, 2019, our allowance for doubtful accounts against contracts receivable was zero.
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
Consolidated 50% Owned Subsidiaries—The Company has 50% ownership interests in two subsidiaries that it fully consolidates as a result of its exercise of control of the entities. The results attributable to the 50% portions that the Company does not own are eliminated within “Other operating expense, net” within the Condensed Consolidated Statements of Operations and an associated liability is established within “Members’ interest subject to mandatory redemption and undistributed earnings” within the Condensed Consolidated Balance Sheets. These subsidiaries also have individual mandatory redemption provisions which, under circumstances that are certain to occur, obligate the Company to purchase the remaining 50% interests. These purchase obligations are also recorded in “Members’ interest subject to mandatory redemption and undistributed earnings” on the Condensed Consolidated Balance Sheets.
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
Cash and Restricted cash—Our cash is comprised of highly liquid investments with maturities of three months or less. Restricted cash of approximately $4,700 and $4,800 is included in “Other current assets” on the Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019. This primarily represents cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements.
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
Lease Arrangements— In the ordinary course of business, the Company enters into a variety of lease arrangements, including operating and finance leases.

•
Operating & Finance Leases—The Company determines if an arrangement is a lease at inception. The operating lease right-of-use (“ROU”) assets are included within the Company’s non-current assets and lease liabilities are included in current or non-current liabilities on the Company’s Condensed Consolidated Balance Sheets. Finance leases are included in “Property and equipment”, “Current maturities of long-term debt”, and “Long-term debt” on the Company’s Condensed Consolidated Balance Sheets. ROU assets represent the Company’s right to use, or control the use of, a specified asset for the lease term. Lease liabilities are the Company’s obligation to make lease payments arising from a lease, and are measured on a discounted basis. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term on the commencement date. As most of the Company’s leases do not provide an implicit rate, the Company’s incremental borrowing rate was used based on the information available on the commencement date in determining the present value of lease payments. For future leases, the implied rate in the lease will be used to determine the present value. The operating lease ROU asset includes any lease payments made and initial direct costs incurred and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments continues to be recognized on a straight-line basis over the lease term.
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
Evaluating Impairment of Other Intangible Assets and Other Long-Lived Assets—Our finite-lived intangible assets are amortized over their estimated remaining useful economic lives. Our project-related intangible assets are amortized as the applicable projects progress, customer relationships are amortized utilizing an accelerated method based on the pattern of cash flows expected to be realized, taking into consideration expected revenues and customer attrition, and our other intangibles are amortized utilizing a straight-line method. When events or changes in circumstances indicate that finite-lived intangible and other long-lived assets may be impaired, an evaluation is performed. If the asset or asset group fails the recoverability test, we will perform a fair value measurement to determine and record an impairment charge. See Note 8 - Other Intangible Assets for further discussion.
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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13 to add the guidance in ASC 326 on the impairment of financial instruments. The ASU introduces an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. The amendments in the ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2020 as required and noted no material impact to the Company’s Condensed Consolidated Financial Statements.

3.	PLATEAU ACQUISITION
General—On October 2, 2019, pursuant to the Equity Purchase Agreement with Greg K. Rogers, Philip T. Travis, as trustee of the Lorin L. Rogers 2018 Trust, Kimberlin Rogers 2018 Trust, Gregory K. Rogers 2018 Trust and Mary A. Rogers 2018 Trust, as well as LK Gregory Construction, Inc., Plateau Excavation, Inc. and DeWitt Excavation, LLC (collectively “Plateau”), Sterling consummated the acquisition (the “Plateau Acquisition”) of all of the issued and outstanding shares of capital stock of LK Gregory Construction, Inc. and Plateau Excavation, Inc., and all of the issued and outstanding equity interests in DeWitt Excavation, LLC. Plateau is engaged in the business of surveying, clearing and grubbing, erosion control, grading, grassing, site excavation, storm drainage, sanitary sewer and water main installation, drilling and blasting, curb and gutter, paving, concrete work and landfill services, in each case to general contractors and developers engaged in construction services, and engineering services relating thereto.
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
Supplemental Pro Forma Information (Unaudited)—The following unaudited pro forma combined financial information (“the pro forma financial information”) gives effect to the Plateau Acquisition, accounted for as a business combination using the purchase method of accounting. The pro forma financial information reflects the Plateau Acquisition and related events as if they occurred at the beginning of the period, and gives effect to pro forma events that are: directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results of Sterling and Plateau following the Plateau Acquisition. The pro forma financial information includes adjustments to: (1) exclude transaction costs that were included in historical results and are expected to be non-recurring, (2) include additional intangibles amortization and net interest expense associated with the Plateau Acquisition and (3) include the pro forma results of Plateau for the period ended March 31, 2019. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the Plateau Acquisition.

Three Months Ended March 31, 2019
Pro forma revenue	$282,609
Pro forma net income attributable to Sterling	$7,331

4.	REVENUE FROM CUSTOMERS
Backlog
The Company had the following backlog, by segment:

	March 31, 2020	December 31, 2019
Heavy Civil Backlog	$886,575	$834,049
Specialty Services Backlog	303,545	233,976
Total Heavy Civil and Specialty Services Backlog	$1,190,120	$1,068,025
The Company expects to recognize approximately 65% of its backlog as revenue during the next twelve months, and the balance thereafter.

Revenue Disaggregation
The following tables present the Company’s revenue disaggregated by major end market and contract type:

	Three Months Ended March 31,
Revenue by major end market	2020	2019
Heavy Highway	$96,374	$93,610
Aviation	28,457	29,937
Water Containment and Treatment	21,809	15,234
Other	8,975	11,724
Heavy Civil Revenue	$155,615	$150,505

Land Development	$76,245	$—
Commercial	28,478	30,679
Specialty Services Revenue	$104,723	$30,679

Residential Revenue	$36,350	$42,765

Revenues	$296,688	$223,949

Revenue by contract type
Fixed-Unit Price	$141,739	$141,219
Lump Sum	114,252	39,132
Residential and Other	40,697	43,598
Revenues	$296,688	$223,949
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
Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $7,100 and $3,000, at March 31, 2020 and December 31, 2019, respectively. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
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

Changes in estimated revenues and gross margin resulted in a net increase of $95 for the three months ended March 31, 2020, and net decrease of $200 for the three months ended March 31, 2019, included in “Operating income” on the Condensed Consolidated Statements of Operations.

5.	CONSOLIDATED 50% OWNED SUBSIDIARIES
The Company has 50% ownership interests in two subsidiaries (“Myers” and “RHB”) that it fully consolidates as a result of its exercise of control over the entities. The earnings attributable to the 50% portions the Company does not own were $1,700 and $1,300 for the three months ended March 31, 2020 and 2019, respectively, and are eliminated within “Other operating expense, net” in the Condensed Consolidated Statements of Operations. Any undistributed earnings for partners are included in “Members’ interest subject to mandatory redemption and undistributed earnings” within the Condensed Consolidated Balance Sheets and are mandatorily payable at the time of the noncontrolling owners’ death or permanent disability.
These two subsidiaries have individual mandatory redemption provisions which, under circumstances outlined in the partner agreements, are certain to occur and obligate the Company to purchase each partner’s remaining 50% interests for $20,000 ($40,000 in the aggregate). The Company has purchased two separate $20,000 death and permanent total disability insurance policies to mitigate the Company’s cash draw if such events were to occur. These purchase obligations are recorded in “Members’ interest subject to mandatory redemption and undistributed earnings” on the Condensed Consolidated Balance Sheets.
The liability consists of the following:

	March 31, 2020	December 31, 2019
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	9,186	9,003
Total liability	$49,186	$49,003
The Company must determine whether any of its entities, including these two 50% owned subsidiaries, in which it participates, is a variable interest entity (“VIE”). The Company determined Myers is a VIE, as the Company is the primary beneficiary, as pursuant to the terms of the Myers Operating Agreement the Company is exposed to the majority of potential losses of the partnership.
Summary financial information for Myers is as follows:

	Three Months Ended March 31,
	2020	2019
Revenues	$44,362	$42,414
Operating income	$155	$277
Net income	$158	$282

6.	CONSTRUCTION JOINT VENTURES
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
Joint ventures with a controlling interest—For these joint ventures, the equity held by the remaining owners and their portions of net income (loss) are reflected in the Condensed Consolidated Balance Sheets line item “Noncontrolling interests” in “Stockholders’ equity” and the Condensed Consolidated Statements of Operations line item “Net income attributable to noncontrolling interests,” respectively.

The following table summarizes the changes in the noncontrolling owners’ interests in subsidiaries and consolidated joint ventures:

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$1,293	$7,859
Net income attributable to noncontrolling interest	100	46
Distributions to noncontrolling interest owners	—	(5,100)
Balance, end of period	$1,393	$2,805
Joint ventures with a noncontrolling interest—Where the Company has a noncontrolling joint interest in a venture, the Company accounts for its share of the operations of such construction joint ventures on a pro-rata basis using proportionate consolidation on its Condensed Consolidated Statements of Operations and as a single line item in “Receivables from and equity in construction joint ventures” in the Condensed Consolidated Balance Sheets. This method is an acceptable modification of the equity method of accounting which is a common practice in the construction industry. Condensed combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company’s share of such amounts which are included in the Company’s Condensed Consolidated Financial Statements are shown below:

	March 31, 2020	December 31, 2019
Current assets	$60,517	$92,710
Current liabilities	$(77,164)	$(86,705)
Sterling’s receivables from and equity in construction joint ventures	$10,789	$9,196

	Three Months Ended March 31,
	2020	2019
Revenues	$26,846	$31,384
Income before tax	$2,157	$1,969
Sterling’s noncontrolling interest:
Revenues	$13,082	$15,684
Income before tax	$1,049	$984
The caption “Receivables from and equity in construction joint ventures,” includes undistributed earnings and receivables owed to the Company. Undistributed earnings are typically released to the joint venture partners after the customer accepts the project as completed and the warranty period, if any, has passed.
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
The Company determined that the joint venture between RLW (51% owner) and SEMA Construction Inc (“SEMA”) (49% owner) is a VIE as the Company is the primary beneficiary, as pursuant to the terms of the SEMA Operating Agreement the Company is exposed to 51% of potential losses of the partnership.
Summary financial information for SEMA is as follows:

	Three Months Ended March 31,
	2020	2019
Revenues	$4,064	$602
Operating income	$296	$38
Net income	$299	$38

7.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	March 31, 2020	December 31, 2019
Construction and transportation equipment	$221,336	$217,945
Buildings and improvements	15,711	14,641
Land	3,891	3,891
Office equipment	2,607	2,767
Total property and equipment	243,545	239,244
Less accumulated depreciation	(125,727)	(123,214)
Total property and equipment, net	$117,818	$116,030
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $5,448 and $3,702 for the three months ended March 31, 2020 and 2019, respectively.

8.	OTHER INTANGIBLE ASSETS
The following table presents the Company’s acquired finite-lived intangible assets at March 31, 2020 and December 31, 2019:

		March 31, 2020		December 31, 2019
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	25 years	$232,623	$(9,251)	$232,623	$(6,911)
Trade name	23 years	30,107	(2,071)	30,107	(1,692)
Non-competition agreements	5 years	2,487	(409)	2,487	(291)
Total	24 years	$265,217	$(11,731)	$265,217	$(8,894)
The Company's intangible amortization expense was $2,837 and $600 for the three months ended March 31, 2020 and 2019, respectively.

9.	DEBT
The Company’s outstanding debt was as follows:

	March 31, 2020	December 31, 2019
Term Loan Facility	$395,000	$400,000
Revolving Credit Facility	50,000	20,000
Credit Facility	445,000	420,000
Note payable to seller, Plateau Acquisition	10,000	10,000
Notes and deferred payments to sellers, Tealstone Acquisition	12,500	12,230
Notes payable for transportation and construction equipment and other	723	805
Total debt	468,223	443,035

Less - Current maturities of long-term debt	(50,211)	(42,473)
Less - Unamortized debt issuance costs	(9,184)	(9,935)
Total long-term debt	$408,828	$390,627

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
The Revolving Credit Facility bears interest at either the Base Rate plus a margin (4.25% and 3.50% per annum, respectively at March 31, 2020), or one-, two-, three-, six- or, if available, twelve-month LIBOR plus an applicable margin (0.93% and 4.50% per annum, respectively at March 31, 2020, using a one-month LIBOR rate), at the Company’s election. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. Interest under the Revolving Credit Facility is payable (i) with respect to LIBOR borrowings, on the last day of each applicable interest period (one, two, three, six or twelve months), unless the applicable interest period is longer than three months, then on each day occurring every three months after the commencement of such interest period, and on the maturity date, and (ii) with respect to Base Rate borrowings, on the last day of every calendar quarter and on the maturity date. At March 31, 2020, we had $50,000 of outstanding borrowings under the facility, providing $25,000 of available capacity. During the three months ended March 31, 2020, our weighted average interest rate on borrowings under the facility was approximately 6.17%. The Revolving Credit Facility may be repaid in whole or in part at any time, with final payment of all principal and interest then outstanding due on October 2, 2024.
Interest under the Term Loan Facility is payable at the same frequencies and bears interest at the same rate options as the Revolving Credit Facility. In connection with entering into the Credit Facility, on December 5, 2019 we entered into an interest rate swap to hedge against $350,000 of the outstanding Term Loan Facility, which resulted in a weighted average interest rate of approximately 6.05% per annum during the three months ended March 31, 2020. At March 31, 2020, we had $395,000 of outstanding borrowings under the facility. Principal payments on the Term Loan Facility total $30,000, $50,000, $50,000, $50,000 and $220,000 for each of the years ending 2020, 2021, 2022, 2023, and 2024, respectively. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on October 2, 2024.
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

Debt issuance costs—The Company incurred $10,688 of fees relating to the establishment of the Credit Facility in 2019. The costs associated with the Term Loan Facility and Revolving Credit Facility are reflected on the Balance Sheets as a direct reduction from the related debt liability and amortized over the terms of the respective facilities. Amortization of debt issuance costs was $752 and $833 for the three months ended March 31, 2020 and 2019, respectively, and was recorded as interest expense.
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
Notes and deferred Payments to Sellers, Tealstone Acquisition—At March 31, 2020 the Company had $12,500 outstanding, net of debt discounts, of the combined promissory notes and deferred cash payments issued as part of the Tealstone Acquisition. During the three months ended March 31, 2020, the Company did not make any deferred cash payments. The remaining principal amounts of $5,000 of promissory notes and $7,500 of deferred cash payments are due on April 3, 2020.

Notes Payable for Transportation and Construction Equipment and Other—The Company has purchased and financed various construction and transportation equipment to enhance the Company’s fleet of equipment. The total long-term notes payable related to the purchase of financed equipment was $723 and $805 at March 31, 2020 and December 31, 2019, respectively. The purchases have payment terms ranging from 3 to 5 years and the associated interest rates range from 2.99% to 6.92%.
Compliance and other—As of March 31, 2020, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Condensed Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, the carrying values of our debt outstanding approximated the fair values.

10.	LEASE OBLIGATIONS
The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of 1 month to 5 years, some of which include options to extend the leases for up to 10 years.
The components of lease expense were as follows:

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$2,159	$2,211
Short-term lease cost	$3,281	$4,743

Finance lease cost:
Amortization of right-of-use assets	$56	$32
Interest on lease liabilities	8	2
Total finance lease cost	$64	$34
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,105	$2,383
Operating cash flows from finance leases	$8	$2
Financing cash flows from finance leases	$56	$32

Right-of-use assets obtained in exchange for lease obligations (noncash):
Operating leases	$3,540	$3,101
Finance leases	$—	$76

Supplemental balance sheet information related to leases was as follows:

	March 31, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$14,790	$13,979

Current portion of long-term lease obligations	$7,410	$7,095
Long-term lease obligations	7,465	6,976
Total operating lease liabilities	$14,875	$14,071

Finance Leases
Property and equipment, at cost	$1,479	$1,479
Accumulated depreciation	(537)	(482)
Property and equipment, net	$942	$997

Current maturities of long-term debt	$198	$204
Long-term debt	509	560
Total finance lease liabilities	$707	$764

Weighted Average Remaining Lease Term
Operating leases	2.6	2.5
Finance leases	3.9	4.0

Weighted Average Discount Rate
Operating leases	6.0%	6.0%
Finance leases	4.2%	4.2%
Maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2020 (excluding the three months ended March 31, 2020)	$5,159	$168
2021	5,720	208
2022	3,768	161
2023	1,624	154
2024	198	77
Thereafter	11	—
Total lease payments	$16,480	$768
Less imputed interest	(1,605)	(61)
Total	$14,875	$707

11.	FINANCIAL INSTRUMENTS
Derivatives
Interest Rate Derivative—On December 5, 2019, the Company entered into a three year interest rate swap agreement with Bank of America in order to mitigate exposure to the market risk associated with the variable interest on the $400,000 term loan. The Company has designated its interest rate swap agreement as a cash flow hedging derivative. To the extent the derivative instrument is effective and the documentation requirements have been met, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. As of March 31, 2020, the notional value of the swap contract was $350,000 and the fair value of the swap contract was a loss of $9,524. We utilized Level 2 inputs in the fair value hierarchy of valuation techniques to determine the fair value of the swap contract.
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

•
Level 3—Fair value is based on internally developed models that use, as their basis, significant unobservable market parameters. The Company did not have any level 3 classifications at March 31, 2020 or December 31, 2019.

The following table presents the fair value of the interest rate derivative by valuation hierarchy and balance sheet classification:

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative Assets
Other current assets	$—	$—	$—	$—	$—	$216	$—	$216
Other non-current assets	—	—	—	—	—	—	—	—
Total assets at fair value	$—	$—	$—	$—	$—	$216	$—	$216
Derivative Liabilities
Other current liabilities	$—	$(4,086)	$—	$(4,086)	$—	$(61)	$—	$(61)
Other non-current liabilities	—	(5,438)	—	(5,438)	—	(398)	—	(398)
Total liabilities at fair value	$—	$(9,524)	$—	$(9,524)	$—	$(459)	$—	$(459)
The carrying values of the Company's cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At March 31, 2020, the fair value of the term loan, based upon the current market rates for debt with similar credit risk and maturities, approximated its carrying value as interest is based on LIBOR plus an applicable margin.
Derivatives Disclosures
AOCI/Other—The following table presents the change in other comprehensive income (“OCI”) during the three months ended March 31, 2020 for derivatives designated as cash flow hedges:

	Before Tax Amount	Tax Amount	Net of Tax Amount
Net gain (loss) recognized in OCI	$(9,174)	$2,064	$(7,110)
Net amount reclassified from AOCI into earnings (1)	63	(14)	49
Change in OCI	$(9,111)	$2,050	$(7,061)
(1) Net unrealized losses totaling $3,946 are anticipated to be reclassified from AOCI into interest expense during the next 12 months due to settlement of the associated underlying obligations.

12.	COMMITMENTS AND CONTINGENCIES
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

13.	INCOME TAXES
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Three Months Ended March 31,
	2020	2019
Current tax expense	$271	$22
Deferred tax expense	913	141
Income tax expense	$1,184	$163

Cash paid for income taxes	$44	$—
The effective income tax rate varied from the 21% federal statutory rate primarily as a result of the change in tax valuation allowance, state income taxes, and net income attributable to noncontrolling interest owners which is taxable to those owners rather than to the Company and other permanent differences. In addition, 2019 included a reduction in the tax valuation allowance that reduced income tax expense by $203 and 2020 includes state taxes related to Plateau of $332.
Due to the net operating loss carryforwards, the Company expects no cash payments for federal income taxes for 2020 or 2019. The Company makes cash payments for state income taxes in states in which the Company does not have net operating loss carry forwards.
At December 31, 2019 the Company had federal and state net operating loss (“NOL”) carryforwards of $83,270 and $44,857, respectively, which expire at various dates in the next 18 years for U.S. federal income tax and in the next 8 to 18 years for the various state jurisdictions where we operate. Such NOL carryforwards expire beginning in 2028 through 2038.
As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

14.	STOCK INCENTIVE PLAN AND OTHER EQUITY ACTIVITY
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) that is administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance based shares (“PSUs”). Changes in common stock, additional paid in capital, and treasury stock during the three months ended March 31, 2020 primarily relate to activity associated with the Stock Incentive Plan and share repurchases.
Share Grants—During the three months ended March 31, 2020, the Company had the following share grants associated with the Stock Incentive Plan:

	Shares	Weighted Average Grant-Date Fair Value per Share
RSUs	127	$14.08
PSUs	173	$14.08
Total shares granted	300

Share Issuances—During the three months ended March 31, 2020, the Company had the following share issuances associated with the Stock Incentive Plan:

Shares
RSUs (issued upon vesting)	39
PSUs (issued upon vesting)	86
ESPP (issued upon sale)	13
Total shares issued	138
Stock-Based Compensation Expense—During the three months ended March 31, 2020 and 2019 the Company recognized $2,234 and $1,021, respectively, of stock-based compensation expense, primarily within general and administrative expenses. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures. Included within total stock-based compensation expense for the three months ended March 31, 2020 and 2019 is $18 and zero, respectively, of expense related to the Employee Stock Purchase Plan (the “ESPP”). At March 31, 2020, 774 authorized shares remained available for issuance under the ESPP.
Share Withheld for Taxes—The Company withheld 46 shares for taxes on stock-based compensation vestings for $668 during the three months ended March 31, 2020.
Warrants—During the three months ended March 31, 2020, certain holders of warrants elected the cashless exercise option and the Company issued 110 common shares on the exercise of 470 warrants with a market value of $1,477.
Accumulated Other Comprehensive Income (Loss) (“AOCI”)—The following table presents changes in AOCI, net of tax:

Unrealized Fair Value of Swap (Cash Flow Hedge) (1)
Balance at December 31, 2019	$(209)
Net gain (loss) recognized in OCI, net of tax effect of $2,064	(7,110)
Amount reclassified from AOCI into earnings, net of tax effect of ($14)	49
Change in OCI, net of tax	(7,061)
Balance at March 31, 2020	$(7,270)
(1) See Note 11 - Financial Instruments for further discussion of our cash flow hedges.

15.	EARNINGS PER SHARE
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

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income attributable to Sterling common stockholders	$3,115	$1,815
Denominator:
Weighted average common shares outstanding — basic	27,736	26,377
Shares for dilutive unvested stock and warrants	256	346
Weighted average common shares outstanding — diluted	27,992	26,723
Basic net income per share attributable to Sterling common stockholders	$0.11	$0.07
Diluted net income per share attributable to Sterling common stockholders	$0.11	$0.07

16.	SEGMENT INFORMATION
The Company’s internal and public segment reporting are aligned based upon the services offered by its operating groups, which represent the reportable segments. The Company’s operations consist of three reportable segments: Heavy Civil, Specialty Services and Residential. The Company’s Chief Operating Decision Maker evaluates the performance of the operating groups based upon revenue and income from operations. Each operating group’s income from operations reflects corporate costs, allocated based primarily upon revenue.
The following table presents total revenue and income from operations by reportable segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Revenue
Heavy Civil	$155,615	$150,505
Specialty Services	104,723	30,679
Residential	36,350	42,765
Total Revenue	$296,688	$223,949

Operating Income (Loss)
Heavy Civil	$(3,622)	$(2,147)
Specialty Services	11,114	1,048
Residential	5,084	5,819
Subtotal	12,576	4,720
Acquisition related costs	(473)	—
Total Operating Income	$12,103	$4,720

17.	SUPPLEMENTAL CASH FLOW INFORMATION
Operating assets and liabilities—The following table summarizes the changes in the components of operating assets and liabilities:

	Three Months Ended March 31,
	2020	2019
Accounts receivable, including retainage	$26,979	$(1,976)
Contracts in progress, net	(17,954)	(9,400)
Receivables from and equity in construction joint ventures	(1,593)	(905)
Other current and non-current assets	1,242	2,084
Accounts payable	(14,421)	(17,556)
Accrued compensation and other liabilities	888	2,602
Members' interest subject to mandatory redemption and undistributed earnings	183	(2,211)
Changes in operating assets and liabilities	$(4,676)	$(27,362)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Report contains statements that are, or may be considered to be, “forward-looking statements” regarding the Company which represent our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements included herein relate to matters that are predictive in nature, such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information, and may use or contain words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases.
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
Actual events, results and outcomes may differ materially from those anticipated, projected or assumed in the forward-looking statements due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:

•
potential risks and uncertainties relating to the ultimate impact of COVID-19, including the geographic spread, the severity of the disease, the duration of the COVID-19 outbreak, actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact, and the potential negative impacts of COVID-19 on the global economy and financial markets;

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

•
changes in general economic conditions, including recessions, reductions in federal, state and local government funding for infrastructure services, changes in those governments’ budgets, practices, laws and regulations and adverse economic conditions in our geographic markets, such as those caused by the recent COVID-19 pandemic;

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

•
the factors discussed in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) under “Part I, Item 1A. Risk Factors” and “Part II, Item 1A. Risk Factors” of this Report.

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

OVERVIEW

General—Sterling Construction Company, Inc. (“Sterling” or “the Company”), is a construction company that has been involved in the construction industry since its founding in 1955. The Company operates through a variety of subsidiaries within three operating groups specializing in heavy civil, specialty services, and residential projects in the United States (the “U.S.”), primarily across the southern U.S., the Rocky Mountain states, California and Hawaii, as well as other areas with strategic construction opportunities. Heavy civil includes infrastructure and rehabilitation projects for highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems. Specialty services projects include construction site excavation and drainage, drilling and blasting for excavation, foundations for multi-family homes, parking structures and other commercial concrete projects. Residential projects include concrete foundations for single-family homes.
Plateau Acquisition—On October 2, 2019, the Company consummated the acquisition of Plateau and entered into a credit agreement with the financial institutions from time to time party thereto as lenders, BMO Harris Bank N.A., as administrative agent, Bank of America, N.A., as syndication agent, and BMO Capital Markets Corp. and BofA Securities, Inc., as joint lead arrangers and joint book runners. The Credit Agreement provides the Company with senior secured debt financing in an amount up to $475 million in the aggregate with a maturity date of October 2, 2024. With the acquisition of Plateau, we now have three reportable segments: Heavy Civil, Specialty Services and Residential. Refer to Note 9 - Debt for a discussion of our financing arrangements and Note 20 - Segment Information for a discussion of reportable segments and related financial information.
Impact of COVID-19—On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to COVID-19. Federal, state, and local authorities have advised social distancing and imposed, or have considered imposing, shelter-in-place and stay-at-home orders. The impact from the rapidly changing market and economic conditions due to the COVID-19 pandemic is uncertain, but these conditions have already had, and are expected to continue to have, serious adverse effects on the U.S. and global economies. The Company is closely monitoring the actual and expected impacts of the COVID-19 pandemic on our business, financial condition and results of operations. Sterling’s business has been identified as a component of “Essential Critical Infrastructure” per the National Cybersecurity and Infrastructure Agency, and to date, we have not experienced significant shutdowns of project sites or operational interruptions. Consistent with governmental orders and public health guidelines, the Company has continued to operate across its footprint. For the Company’s office based personnel, the Company is social distancing and, where practical, working from home. For personnel onsite at the Company’s construction sites, the Company has taken mitigation measures to prevent the spread of COVID-19, including but not limited to, social distancing, wellness checks, providing sanitation stations and wearing personal protective equipment. While the Company has not incurred significant disruptions thus far from the COVID-19 pandemic, the pandemic may impact our business, condensed consolidated results of operations and financial condition in the future. However, the significance of the impact on our operations is not yet certain and depends on numerous evolving factors as discussed further in Part II, Item 1A "Risk Factors" in this Form 10-Q. As a result of the uncertainty caused by COVID-19, as previously disclosed, we have withdrawn our full-year 2020 guidance.
MARKET OUTLOOK AND TRENDS
Heavy Civil—Sterling’s heavy civil construction business is primarily driven by federal, state and municipal funding. Federal funds, on average, provide 50% of annual State Department of Transportation (DOT) capital outlays for highway and bridge projects. Several of the states in Sterling’s key markets have instituted actions to further increase annual spending. In November 2018, various state and local transportation measures were passed securing, and in some cases increasing, funding of $1.57 billion in California, $1.27 billion in Texas, $528.5 million in Arizona, $128.2 million in Colorado and $87 million in Utah. In October 2018, the Federal Aviation Administration reauthorized $3.35 billion annually for the next five years. This reauthorization also includes more than $1 billion a year for airport infrastructure grants and about $1.7 billion for disaster relief. In addition to the state locally funded actions, this is the final year of the five-year $305 billion 2015 federally funded Fixing America’s Surface Transportation (“FAST”) Act that increased the annual federal highway investment by 15.1% over the five-year period from 2016 to 2020. With the FAST Act set to expire this year, the federal government is currently working towards a bipartisan Federal Infrastructure Bill (America’s Transportation Infrastructure Act) that would both increase and solidify funding for the next five years. Should the federal government approve this incremental infrastructure investment, it would be an additional growth catalyst; however, it would be unlikely to create a significant business impact before late 2020 or 2021. The Heavy Civil segment saw the largest unfavorable productivity impact in the first quarter related to the pandemic as customers and back offices began to work virtually and new procedures and protocol were developed and implemented into field operations.
Specialty Services—Sterling’s specialty services business is primarily driven by investments from end users and developers.  Key end users, including Amazon and Home Depot, have begun implementing publicly announced multi-year capital infrastructure campaigns. In our primary market in the southeastern United States, and specifically Georgia, the availability rate is at 11% and for six consecutive quarters over 20 million square feet of new construction has commenced. In our key commercial markets forecasted net absorption continues to be positive, with more space leased than supplied to the market. Additionally, the lending environment continues to sustain new development within our specialty services space. However, the outlook for multifamily vacancy rate continues to be below its long-term average and we are beginning to see indications of a slowdown in investment in this space, which may be additionally impacted adversely by the COVID-19 pandemic.
Residential—The Company’s residential construction business is directly related to new home starts in its key markets. The Company’s core customer base is primarily made up of leading national home builders as well as regional and custom home builders. The Company has continued its expansion of the residential business into the Houston market. During the second quarter of 2020, we anticipate a slowdown in the housing market and demand for new developments, which may be additionally impacted adversely by the COVID-19 pandemic.
BACKLOG
At March 31, 2020, our Backlog of construction projects, made up of our Heavy Civil and Specialty Services segments, was $1.19 billion, as compared to $1.07 billion at December 31, 2019. The contracts in Backlog are typically completed in 6 to 36 months. Contracts in which we are the apparent low bidder for projects (“Unsigned Low-bid Awards”) are excluded from Backlog until the contract is executed by our customer. Unsigned Low-bid Awards were $241 million at March 31, 2020 and $273 million at December 31, 2019. The combination of our Backlog and Unsigned Low-bid Awards, which we refer to as “Combined Backlog” totaled $1.43 billion and $1.34 billion as of March 31, 2020 and December 31, 2019, respectively. Backlog includes $208 million and $161 million attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner at March 31, 2020 and December 31, 2019, respectively.
The Company’s margin in Backlog has increased from 11.5% at December 31, 2019 to 12.7% at March 31, 2020 and the Combined Backlog margin increased from 11.0% at December 31, 2019 to 12.1% at March 31, 2020, driven by a greater mix of Specialty Services awards.
RESULTS OF OPERATIONS
Consolidated Results
Summary—For the three months ended March 31, 2020, the Company had operating income of $12.1 million, income before income taxes of $4.4 million, net income attributable to Sterling common stockholders of $3.1 million and net income per diluted share attributable to Sterling common stockholders of $0.11.
Consolidated financial highlights for the first quarter of 2020 as compared to 2019 are as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019	Variance
Revenues	$296,688	$223,949	32.5%
Gross profit	35,245	19,503	80.7%
General and administrative expenses	(17,604)	(11,889)	48.1%
Intangible asset amortization	(2,837)	(600)	372.8%
Acquisition related costs	(473)	—	NM
Other operating expense, net	(2,228)	(2,294)	(2.9)%
Operating income	12,103	4,720	156.4%
Interest, net	(7,704)	(2,696)	185.8%
Income tax expense	(1,184)	(163)	626.4%
Less: Net income attributable to noncontrolling interests	(100)	(46)	117.4%
Net income attributable to Sterling common stockholders	$3,115	$1,815	71.6%

Gross margin	11.9%	8.7%	36.4%
 NM – Not meaningful.

Revenues—Revenues increased $72.7 million, or 32.5% for the first quarter of 2020 compared with the first quarter of 2019. The increase in the first quarter of 2020 was driven by a $74.0 million increase in Specialty Services due to the inclusion of a full quarter results from Plateau which was acquired on October 2, 2019.
Gross profit—Gross profit increased $15.7 million for the first quarter of 2020 compared with the first quarter of 2019, driven by Specialty Services due to the inclusion of a full quarter results from Plateau. The Company’s gross margin as a percent of revenue increased to 11.9% in the first quarter of 2020, as compared to 8.7% in the first quarter of 2019.
Contracts in progress which were not substantially completed totaled approximately 210 and 140 at March 31, 2020 and 2019, respectively. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties, and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
General and administrative expenses—General and administrative expenses increased $5.7 million to $17.6 million during the first quarter of 2020 from $11.9 million in the first quarter of 2019, primarily due to an additional $1.2 million of stock compensation cost in the first quarter of 2020 and the inclusion of a full quarter of results from Plateau.
Intangible asset amortization—Intangible asset amortization increased $2.2 million during the first quarter of 2020 to $2.8 million from $0.6 million in the first quarter of 2019, as a result of the Plateau Acquisition.
Acquisition related costs—The Company had acquisition related costs of $0.5 million during the first quarter of 2020 related to the Plateau Acquisition.
Other operating expense, net—Other operating expense, net, includes 50% of earnings and losses related to Members’ interest of consolidated 50% owned subsidiaries, earn-out expense, and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and increase the liability account. The change in other operating expense, net, was $0.1 million during the first quarter of 2020 compared to the first quarter of 2019.
Interest expense—Interest expense was $7.8 million in the first quarter of 2020 compared to $3.1 million in the first quarter of 2019. The increase is due to increased borrowings related to the Plateau Acquisition.
Income taxes—The effective income tax rate was 26.9% in the first quarter of 2020 compared to 8.1% in the first quarter of 2019. The increase is due to a reduction in the tax valuation allowance that reduced the effective income tax rate in 2019 by 10.1% or $203 thousand, and 2020 includes state taxes primarily related to Plateau of 7.6% or $332 thousand. Due to the net operating loss carryforwards, the Company expects no cash payments for federal income taxes for 2020 or 2019. See Note 13 - Income Taxes for more information.
Segment Results

	Three Months Ended March 31,
(In thousands)	2020	% of Revenue	2019	% of Revenue
Revenue
Heavy Civil	$155,615	53%	$150,505	67%
Specialty Services	104,723	35%	30,679	14%
Residential	36,350	12%	42,765	19%
Total Revenue	$296,688		$223,949
Operating Income (Loss)
Heavy Civil	$(3,622)	(2.3)%	$(2,147)	(1.4)%
Specialty Services	11,114	10.6%	1,048	3.4%
Residential	5,084	14.0%	5,819	13.6%
Subtotal	12,576	4.2%	4,720	2.1%
Acquisition related costs	(473)		—
Total Operating Income	$12,103	4.1%	$4,720	2.1%

Heavy Civil
Revenues—Revenues were $155.6 million for the first quarter of 2020, an increase of $5.1 million or 3.4% compared to the first quarter of 2019. The increase was driven by higher Water Containment and Treatment revenue for the first quarter of 2020 compared to the first quarter of 2019.
Operating income—Operating loss was $3.6 million for the first quarter of 2020, a decrease of $1.5 million, compared to the first quarter of 2019. The decrease was the result of first quarter seasonality which drove decreased absorption of fixed costs totaling approximately $1.5 million.
Specialty Services
Revenues—Revenues were $104.7 million for the first quarter of 2020, an increase of $74.0 million, compared to the first quarter of 2019. The increase was primarily attributable to the inclusion of three months of revenue from Plateau operations in the first quarter of 2020.
Operating income—Operating income was $11.1 million for the first quarter of 2020, an increase of $10.1 million, compared to the first quarter of 2019. The increase was primarily attributable to the inclusion of three months of operating income generated from Plateau operations in the first quarter of 2020, in spite of adverse weather conditions.
Residential
Revenues—Revenues were $36.4 million for the first quarter of 2020, a decrease of $6.4 million or 15.0%, compared to the first quarter of 2019. The decrease in revenue was a result of heavy rainfall in March 2020 which pushed revenues from the first quarter into the second quarter of 2020. In addition, the trend to smaller home size we saw develop in mid 2019, continues into 2020, generating less average revenue per slab. The aforementioned impacts caused the completed slab count to decline 11% from the first quarter of 2019. Partially offsetting this decline was a 4% increase in Houston completed slabs compared to the total completed slabs in the first quarter of 2019.
Operating income—Operating income was $5.1 million for the first quarter of 2020, a decrease of $0.7 million, compared to the first quarter of 2019. The decrease was driven by lower volume from revenues as described above and adverse weather conditions, partially offset by the ramp-up in operations and scale in Houston. Houston as a percentage of completed slabs was 14% for the first quarter of 2020 compared to 9% for the first quarter of 2019. Operating income as a percent of revenue increased 40 basis points to 14.0%, compared to the first quarter of 2019.
LIQUIDITY AND SOURCES OF CAPITAL
The following tables set forth information about our cash flows and liquidity:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$10,771	$(19,242)
Investing activities	(6,842)	(3,677)
Financing activities	24,243	(14,412)
Total change in cash and cash equivalents	$28,172	$(37,331)

(In thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$73,905	$45,733
Working capital : Current Assets (Excluding Cash) Minus Current Liabilities	$10,851	$18,284
Operating Activities—During the three months ended March 31, 2020, net cash provided by operating activities was $10.8 million compared to net cash used of $19.2 million in the three months ended March 31, 2019. Cash flows provided by operating activities were driven by net income, adjusted for various non-cash items and changes in accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below.

Cash and Working Capital—Cash at March 31, 2020, was $73.9 million, and includes the following components:

(In thousands)	March 31, 2020	December 31, 2019
Generally Available	$57,756	$29,659
Consolidated 50% Owned Subsidiaries	12,792	12,004
Construction Joint Ventures	3,357	4,070
Total Cash	$73,905	$45,733
In light of the current COVID-19 environment, the Company borrowed $30.0 million on the Revolving Credit Facility in order to increase cash on hand, which was partially offset in the quarter by a $5 million payment on the Term Loan Facility. The Company’s working capital decreased $7.4 million to $10.9 million at March 31, 2020 from $18.3 million at December 31, 2019, primarily due to seasonality and the changes in Contract Capital, as discussed below.
Contract Capital—The need for working capital for the Company’s business varies due to fluctuations in operating activities and investments in its Contract Capital. The changes in the components of Contract Capital were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Costs and estimated earnings in excess of billings	$(12,236)	$(2,591)
Billings in excess of costs and estimated earnings	(5,718)	(6,809)
Contracts in progress, net	(17,954)	(9,400)
Accounts receivable, including retainage	26,979	(1,976)
Receivables from and equity in construction joint ventures	(1,593)	(905)
Accounts payable	(14,421)	(17,556)
Contract Capital, net	$(6,989)	$(29,837)
During the three months ended March 31, 2020, the change in Contract Capital had an impact of $7.0 million. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality, the timing of new awards, and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects. The decrease in net contract capital was primarily attributable to our Plateau operations for the three months ended March 31, 2020.
Investing Activities—During the three months ended March 31, 2020, net cash used in investing activities was $6.8 million compared to $3.7 million in the three months ended March 31, 2019. The use of cash was driven by purchases of capital equipment. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment. Expenditures for the replacement of certain equipment and to expand construction fleet were approximately $7.4 million for the three months ended March 31, 2020 and $3.8 million for the three months ended March 31, 2019.
Financing Activities—During the three months ended March 31, 2020, net cash provided by financing activities was $24.2 million compared to net cash used of $14.4 million in the prior year. The cash provided by financing activities was driven by the $30.0 million of cash received from our Revolving Credit Facility, which as described above, was drawn in order to increase cash on hand during the COVID-19 pandemic. The financing cash inflow was partially offset by the use of cash for an additional $5.1 million of repayments on debt (primarily consisting of a $5.0 million repayment on the Term Loan Facility).
Capital Strategy—The Company will continue to explore additional revenue growth and capital alternatives to improve leverage and strengthen its financial position in order to take advantage of trends in the civil infrastructure and specialty services markets. The Company expects to pursue strategic uses of its cash, such as, investing in projects or businesses that meet its gross margin targets and overall profitability and managing its debt balances.
OFF-BALANCE SHEET ARRANGEMENTS AND JOINT VENTURES
We participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects. The joint venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Although our agreements with our joint venture partners provide that each party will assume and fund its share of any losses resulting from a project, if one of our partners was unable to pay its share, we would be fully liable for such share under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. See the 2019 Form 10-K under “Part I, Item 1A. Risk Factors,” as updated herein.
 At March 31, 2020, there was approximately $431.2 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $208.4 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of March 31, 2020, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.
NEW ACCOUNTING STANDARDS
See the applicable section of Note 2 - Basis of Presentation and Significant Accounting Policies for a discussion of new accounting standards.
CRITICAL ACCOUNTING ESTIMATES
The discussion and analysis of the financial condition and results of operations are based on the Company’s Condensed Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. The Company continually evaluates its estimates based on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies involve more significant judgments and estimates used in the preparation of the Condensed Financial Statements.
Revenue Recognition
Performance Obligations Satisfied Over Time—Revenue for contracts that satisfy the criteria for over time recognition is recognized as the work progresses. The Company measures transfer of control of the performance obligation utilizing the cost-to-cost measure of progress, with cost of revenue including direct costs, such as materials and labor, and indirect costs that are attributable to contract activity. Under the cost-to-cost approach, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for such performance obligations. Significant estimates that impact the cost to complete each performance obligation are: materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on performance obligations in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to the Company’s Condensed Financial Statements and related disclosures.
Valuation of Long-Lived Assets
Long-lived assets, which include property, equipment and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to their respective carrying amounts to determine if an impairment exists. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on operating results and financial position. For the three months ended March 31, 2020 and the year ended December 31, 2019, there were no events or changes in circumstances that would indicate a material impairment of our long-lived assets.
Goodwill
At both March 31, 2020 and December 31, 2019, we had goodwill with a carrying amount of $191.9 million. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment or when other actions require an impairment assessment. The Company performs the annual impairment assessment during the fourth quarter of each year based on balances as of October 1. During the fourth quarter 2019, the Company performed a qualitative assessment of goodwill, and based on this assessment, no indicators of impairment were present. Additionally, during the three months ended March 31, 2020, the Company noted no indicators of impairment.

Income Taxes
Deferred Tax Realization Assessments—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using currently enacted income tax rates for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our net DTAs depends upon our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions.
As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions. If our estimates or assumptions regarding our current and deferred tax items are inaccurate or are modified, these changes could have potentially material impacts on our earnings.

Purchase Accounting Estimates
The aggregate purchase price for the Plateau Acquisition was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values as of October 2, 2019, which were based, in part, upon an external preliminary appraisal and valuation of certain assets, including specifically identified intangible assets and property and equipment. The excess of the purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired, totaling $106.7 million, was recorded as goodwill. The purchase price allocation is subject to further change when additional information is obtained. We intend to finalize the purchase price allocation as soon as practicable within the measurement period, but no later than one year following the closing date of the Plateau Acquisition. Our final purchase price allocation may result in additional adjustments to various other assets and liabilities, including the residual amount allocated to goodwill during the measurement period. See Note 3 - Plateau Acquisition to our Condensed Financial Statements for further discussion.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
On December 5, 2019, the company entered into a three year swap agreement with Bank of America. As part of this agreement, at March 31, 2020 we utilized an interest rate swap to hedge against interest rate variability associated with $350 million of our $395 million outstanding Term Loan Facility. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan Facility at inception and through March 31, 2020. Accordingly, changes in the fair value of the interest rate swap are recognized in AOCI. The total fair value of the contract was a net loss of approximately $9.5 million at March 31, 2020. For the $45 million remaining portion of the Term Loan Facility not associated with the interest rate swap hedge and the $50 million of the Revolving Credit Facility, at March 31, 2020 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $1.0 million per year.
Other
The carrying values of the Company’s cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At March 31, 2020, the fair value of the term loan, based upon the current market rates for debt with similar credit risk and maturities, approximated its carrying value as interest is based on LIBOR plus an applicable margin.
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2020. As previously disclosed, we completed the Plateau Acquisition on October 2, 2019 and, as permitted by SEC guidance for newly acquired businesses, we have elected to exclude the acquired operations of Plateau from the scope of design and operation of our disclosure controls and procedures for the quarter ended March 31, 2020. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2020 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
Item 1A. Risk Factors
There have not been any material changes from the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of the 2019 Form 10-K, except as provided below. In addition, many of the other risks described in Part I, Item 1A. “Risk Factors” of our 2019 Form 10-K may be heightened by the risks described below as well as other impacts of COVID-19 or other global or regional health pandemics, epidemics or similar public health threats. The below discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Report and the 2019 Form 10-K. The below information should be read in conjunction with the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of the 2019 Form 10-K and with the other portions of this Report, including “Cautionary Statement Regarding Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and the Condensed Financial Statements and related notes in Item 1 of Part I. You should carefully consider such risk factors, which could materially affect the business, financial condition or future results.
Risk Related to the COVID-19 Pandemic
The COVID-19 pandemic could disrupt the Company’s operations and adversely affect its business, results of operations, and financial condition.
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to COVID-19. This outbreak, which has continued to spread worldwide, has adversely affected workforces, customers, economies, and financial markets globally. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, the pandemic may impact our business, condensed consolidated results of operations and financial condition in the future. However, the significance of the impact on the Company's operations, if any, is not yet certain and depends on numerous evolving factors that the Company may not be able to accurately predict or effectively respond to, including, without limitation: the duration and scope of the outbreak; actions taken by governments, businesses, and individuals in response to the outbreak; the effect on economic activity and actions taken in response; the effect on customers and their demand for the Company's products and services; the ability of our subcontractors to perform under their contracts due to their own financial or operational difficulties; the availability of subcontractors and other talent; and the Company's ability to continue operations, including without limitation as a result of supply chain challenges, facility closures, social distancing, restrictions on travel, fear or anxiety by the populace, and shelter-in-place orders.

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

STERLING CONSTRUCTION COMPANY, INC.

Date: May 5, 2020	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer and Duly Authorized Officer