Form 10-Q
period 2020-06-30
STERLING CONSTRUCTION CO INC
filed 2020-08-04
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of July 31, 2020 – 28,068,334

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$400,038	$264,086	$696,726	$488,035
Cost of revenues	(340,439)	(238,590)	(601,882)	(443,036)
Gross profit	59,599	25,496	94,844	44,999
General and administrative expense	(18,451)	(10,174)	(36,055)	(22,063)
Intangible asset amortization	(2,866)	(600)	(5,703)	(1,200)
Acquisition related costs	(139)	(262)	(612)	(262)
Other operating expense, net	(5,097)	(3,276)	(7,325)	(5,570)
Operating income	33,046	11,184	45,149	15,904
Interest income	24	291	123	655
Interest expense	(7,557)	(2,904)	(15,360)	(5,964)
Income before income taxes	25,513	8,571	29,912	10,595
Income tax expense	(7,248)	(706)	(8,432)	(869)
Net income	18,265	7,865	21,480	9,726
Less: Net income attributable to noncontrolling interests	(55)	(37)	(155)	(83)
Net income attributable to Sterling common stockholders	$18,210	$7,828	$21,325	$9,643

Net income per share attributable to Sterling common stockholders:
Basic	$0.65	$0.30	$0.77	$0.37
Diluted	$0.65	$0.29	$0.76	$0.36

Weighted average common shares outstanding:
Basic	27,941	26,338	27,794	26,357
Diluted	27,957	26,623	27,887	26,657

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$18,265	$7,865	$21,480	$9,726
Other comprehensive income, net of tax
Loss on interest rate swap, net of tax (Note 11)	(53)	—	(7,114)	—
Total comprehensive income	18,212	7,865	14,366	9,726
Less: Comprehensive income attributable to noncontrolling interests	(55)	(37)	(155)	(83)
Comprehensive income attributable to Sterling common stockholders	$18,157	$7,828	$14,211	$9,643

The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents ($15,877 and $7,538 related to variable interest entities (“VIEs”))	$70,612	$45,733
Accounts receivable, including retainage ($39,085 and $24,642 related to VIEs)	269,406	248,247
Costs and estimated earnings in excess of billings ($5,012 and $8,328 related to VIEs)	52,068	42,555
Receivables from and equity in construction joint ventures ($8,302 and $7,406 related to VIEs)	12,396	9,196
Other current assets ($110 and $503 related to VIEs)	11,965	11,790
Total current assets	416,447	357,521
Property and equipment, net ($6,000 and $5,619 related to VIEs)	119,596	116,030
Operating lease right-of-use assets ($3,951 and $3,817 related to VIEs)	17,076	13,979
Goodwill ($1,501 and $1,501 related to VIEs)	192,014	191,892
Other intangibles, net	250,620	256,323
Deferred tax asset, net	21,604	26,012
Other non-current assets, net	153	183
Total assets	$1,017,510	$961,940
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($21,943 and $18,213 related to VIEs)	$131,098	$137,593
Billings in excess of costs and estimated earnings ($15,514 and $9,649 related to VIEs)	110,934	85,011
Current maturities of long-term debt ($6,793 and $39 related to VIEs)	54,979	42,473
Current portion of long-term lease obligations ($1,792 and $1,838 related to VIEs)	7,423	7,095
Income taxes payable	3,594	1,212
Accrued compensation ($2,965 and $1,521 related to VIEs)	19,075	13,727
Other current liabilities ($1,587 and $1,429 related to VIEs)	10,589	6,393
Total current liabilities	337,692	293,504
Long-term debt ($9 and $2 related to VIEs)	367,028	390,627
Long-term lease obligations ($2,159 and $1,979 related to VIEs)	9,733	6,976
Members’ interest subject to mandatory redemption and undistributed earnings	53,751	49,003
Other long-term liabilities ($509 and $0 related to VIEs)	8,221	619
Total liabilities	776,425	740,729
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, par value $0.01 per share; 38,000 shares authorized, 28,280 and 28,290 shares issued, 28,034 and 27,772 shares outstanding	283	283
Additional paid in capital	253,820	251,019
Treasury Stock, at cost: 246 and 518 shares	(3,435)	(6,142)
Retained deficit	(3,708)	(25,033)
Accumulated other comprehensive loss	(7,323)	(209)
Total Sterling stockholders’ equity	239,637	219,918
Noncontrolling interests	1,448	1,293
Total stockholders’ equity	241,085	221,211
Total liabilities and stockholders’ equity	$1,017,510	$961,940
 The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$21,480	$9,726
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,541	8,473
Amortization of debt issuance costs and non-cash interest	1,762	1,602
Gain on disposal of property and equipment	(598)	(441)
Deferred taxes	6,223	761
Stock-based compensation expense	6,196	1,670
Loss on interest rate hedge	272	—
Changes in operating assets and liabilities (Note 17)	385	(26,116)
Net cash provided by (used in) operating activities	52,261	(4,325)
Cash flows from investing activities:
Capital expenditures	(14,574)	(4,854)
Proceeds from sale of property and equipment	769	802
Net cash used in investing activities	(13,805)	(4,052)
Cash flows from financing activities:
Repayments of debt	(22,644)	(5,763)
Distributions to noncontrolling interest owners	—	(5,100)
Purchase of treasury stock	—	(3,201)
Other	9,067	76
Net cash used in financing activities	(13,577)	(13,988)
Net change in cash and cash equivalents	24,879	(22,365)
Cash and cash equivalents at beginning of period	45,733	94,095
Cash and cash equivalents at end of period	$70,612	$71,730
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	27,772	$283	$251,019	518	$(6,142)	$(25,033)	$(209)	$219,918	$1,293	$221,211
Net income	—	—	—	—	—	3,115	—	3,115	100	3,215
Loss on interest rate swap	—	—	—	—	—	—	(7,061)	(7,061)	—	(7,061)
Stock-based compensation	—	—	2,234	—	—	—	—	2,234	—	2,234
Issuance of stock	248	—	(2,460)	(248)	2,563	—	—	103	—	103
Shares withheld for taxes	(54)	—	(104)	46	(668)	—	—	(772)	—	(772)
Balance at March 31, 2020	27,966	$283	$250,689	316	$(4,247)	$(21,918)	$(7,270)	$217,537	$1,393	$218,930
Net income	—	—	—	—	—	18,210	—	18,210	55	18,265
Loss on interest rate swap	—	—	—	—	—	—	(53)	(53)	—	(53)
Stock-based compensation	—	—	3,962	—	—	—	—	3,962	—	3,962
Issuance of stock	73	—	(740)	(73)	844	—	—	104	—	104
Shares withheld for taxes	(5)	—	(18)	3	(32)	—	—	(50)	—	(50)
Other	—	—	(73)	—	—	—	—	(73)	—	(73)
Balance at June 30, 2020	28,034	$283	$253,820	246	$(3,435)	$(3,708)	$(7,323)	$239,637	$1,448	$241,085

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	26,597	$271	$233,795	467	$(4,731)	$(64,934)	$—	$164,401	$7,859	$172,260
Net income	—	—	—	—	—	1,815	—	1,815	46	1,861
Stock-based compensation	(1)	—	1,021	—	—	—	—	1,021	—	1,021
Distributions to owners	—	—	—	—	—	—	—	—	(5,100)	(5,100)
Purchase of treasury stock	(250)	—	—	250	(3,201)	—	—	(3,201)	—	(3,201)
Issuance of stock	130	—	(1,314)	(130)	1,314	—	—	—	—	—
Shares withheld for taxes	(52)	—	—	45	(564)	—	—	(564)	—	(564)
Balance at March 31, 2019	26,424	$271	$233,502	632	$(7,182)	$(63,119)	$—	$163,472	$2,805	$166,277
Net income	—	—	—	—	—	7,828	—	7,828	37	7,865
Stock-based compensation	—	—	649	—	—	—	—	649	—	649
Issuance of stock	49	—	(494)	(49)	494	—	—	—	—	—
Shares withheld for taxes	(7)	—	(98)	—	—	—	—	(98)	—	(98)
Balance at June 30, 2019	26,466	$271	$233,559	583	$(6,688)	$(55,291)	$—	$171,851	$2,842	$174,693
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
Significant Accounting Policies
Consistent with Regulation S-X Rule 10-1(a), the Company has omitted significant accounting policies in this quarterly report that would duplicate the disclosures contained in the Company’s annual report on Form 10-K for the year ended December 31, 2019 under “Part II, Item 8. - Notes to Consolidated Financial Statements”.
Receivables, including Retainage—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract and is generally collected within one year of the completion of a contract. At June 30, 2020 and December 31, 2019, receivables included $72,800 and $79,400 of retainage, respectively.
 Receivables are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At both June 30, 2020 and December 31, 2019, our allowance for doubtful accounts against contracts receivable was zero.

Cash and Restricted cash—Our cash is comprised of highly liquid investments with maturities of three months or less. Restricted cash of approximately $4,900 and $4,800 is included in “Other current assets” on the Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, respectively. This primarily represents cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements.
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
General—As more fully described in Sterling’s 2019 Annual Report, on October 2, 2019, Sterling consummated the acquisition (the “Plateau Acquisition”) of all of the issued and outstanding shares of capital stock of LK Gregory Construction, Inc. and Plateau Excavation, Inc., and all of the issued and outstanding equity interests in DeWitt Excavation, LLC. The Plateau Acquisition is accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations.
Purchase Consideration—Sterling completed the Plateau Acquisition for a purchase price of $427,533, net of cash acquired, detailed as follows:

Cash consideration transferred, net of $2,425 of cash acquired	$375,000
Target working capital adjustment	21,323
Equity consideration transferred (1,245 shares at $13.01 per share(1))	16,195
Note payable to seller (See Note 9 - Debt)	10,000
Tax basis election	5,015
Total consideration	$427,533
(1) Sterling’s closing stock price on October 1, 2019
Preliminary Purchase Price Allocation—The aggregate purchase price noted above was allocated to the assets and liabilities acquired based upon their estimated fair values at the acquisition closing date, which were based, in part, upon an external preliminary appraisal and valuation of certain assets, including specifically identified intangible assets. The excess of the purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired totaling $106,784, was recorded as goodwill.
The following table summarizes our purchase price allocation at the acquisition closing date, net of cash acquired:

Net tangible assets:
Accounts receivable, including retainage	$81,921
Costs and estimated earnings in excess of billings	974
Other current assets	249
Property and equipment, net	65,492
Other non-current assets, net	10
Accounts payable	(22,039)
Billings in excess of costs and estimated earnings	(16,540)
Other current and non-current liabilities	(7,918)
Total net tangible assets	102,149
Identifiable intangible assets	218,600
Goodwill	106,784
Total consideration transferred	$427,533

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
Supplemental Pro Forma Information (Unaudited)—The following unaudited pro forma combined financial information (“the pro forma financial information”) gives effect to the Plateau Acquisition, accounted for as a business combination using the purchase method of accounting. The pro forma financial information reflects the Plateau Acquisition and related events as if they occurred at the beginning of the period, and gives effect to pro forma events that are: directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results of Sterling and Plateau following the Plateau Acquisition. The pro forma financial information includes adjustments to: (1) exclude transaction costs that were included in historical results and are expected to be non-recurring, (2) include additional intangibles amortization and net interest expense associated with the Plateau Acquisition and (3) include the pro forma results of Plateau for the three and six months ended ended June 30, 2019. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the Plateau Acquisition.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Pro forma revenue	$347,862	$630,471
Pro forma net income attributable to Sterling	$20,992	$28,323

4.	REVENUE FROM CUSTOMERS
Backlog
The Company had the following backlog, by segment:

	June 30, 2020	December 31, 2019
Heavy Civil Backlog	$874,822	$834,049
Specialty Services Backlog	258,992	233,976
Total Heavy Civil and Specialty Services Backlog	$1,133,814	$1,068,025
The Company expects to recognize approximately 63% of its backlog as revenue during the next twelve months, and the balance thereafter.

Revenue Disaggregation
The following tables present the Company’s revenue disaggregated by major end market and contract type:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by major end market	2020	2019	2020	2019
Heavy Highway	$152,526	$129,964	$248,900	$223,574
Aviation	34,867	37,061	63,324	66,998
Water Containment and Treatment	16,529	15,515	38,338	30,749
Other	16,526	17,696	25,501	29,420
Heavy Civil Revenue	$220,448	$200,236	$376,063	$350,741

Land Development	$105,639	$—	$181,884	$—
Commercial	30,064	27,894	58,542	58,573
Specialty Services Revenue	$135,703	$27,894	$240,426	$58,573

Residential Revenue	$43,887	$35,956	$80,237	$78,721

Revenues	$400,038	$264,086	$696,726	$488,035

Revenue by contract type
Fixed-Unit Price	$203,692	$185,297	$345,431	$326,516
Lump Sum	147,460	43,666	261,712	82,798
Residential and Other	48,886	35,123	89,583	78,721
Revenues	$400,038	$264,086	$696,726	$488,035
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
Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $8,200 and $3,000, at June 30, 2020 and December 31, 2019, respectively, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
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

Changes in estimated revenues and gross margin resulted in net increases of $2,197 and $2,292 for the three and six months ended June 30, 2020, and net increases of $3,500 and $3,300 for the three and six months ended June 30, 2019, included in “Operating income” on the Condensed Consolidated Statements of Operations.

5.	CONSOLIDATED 50% OWNED SUBSIDIARIES
The Company has 50% ownership interests in two subsidiaries (“Myers” and “RHB”) that it fully consolidates as a result of its exercise of control over the entities. The earnings attributable to the 50% portions the Company does not own were approximately $4,600 and $6,300 for the three and six months ended June 30, 2020, respectively, and $1,400 and $2,700 for the three and six months ended June 30, 2019, respectively, and are eliminated within “Other operating expense, net” in the Condensed Consolidated Statements of Operations. Any undistributed earnings for partners are included in “Members’ interest subject to mandatory redemption and undistributed earnings” within the Condensed Consolidated Balance Sheets and are mandatorily payable at the time of the noncontrolling owners’ death or permanent disability.
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
The liability consists of the following:

	June 30, 2020	December 31, 2019
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	13,751	9,003
Total liability	$53,751	$49,003
The Company must determine whether any of its entities, including these two 50% owned subsidiaries, in which it participates, is a VIE. The Company determined Myers is a VIE, as the Company is the primary beneficiary, as pursuant to the terms of the Myers Operating Agreement the Company is exposed to the majority of potential losses of the partnership.
Summary financial information for Myers is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$54,364	$59,664	$98,726	$102,078
Operating income	$1,049	$2,004	$1,204	$2,281
Net income	$1,051	$2,009	$1,209	$2,291

6.	CONSTRUCTION JOINT VENTURES
The Company participates in joint ventures with other major construction companies and other partners, typically for large, technically complex projects, including design-build projects, when it is desirable to share risk and resources in order to seek a competitive advantage. Joint venture partners typically provide independently prepared estimates, furnish employees and equipment, enhance bonding capacity and often also bring local knowledge and expertise. These projects generally have joint and several liability. The Company selects joint venture partners based on its analysis of their construction and financial capabilities, expertise in the type of work to be performed and past working relationships with the Company, among other criteria.
Joint ventures with a controlling interest—Where the Company has a controlling joint interest in a venture, the equity held by the remaining owners and their portions of net income (loss) are reflected in the Condensed Consolidated Balance Sheets line item “Noncontrolling interests” in “Stockholders’ equity” and the Condensed Consolidated Statements of Operations line item “Net income attributable to noncontrolling interests,” respectively. The Condensed Consolidated Statements of Changes in Stockholders’ Equity summarize the changes in the noncontrolling owners’ interests in subsidiaries and consolidated joint ventures.

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

	June 30, 2020	December 31, 2019
Current assets	$136,284	$92,710
Current liabilities	$(142,553)	$(86,705)
Sterling’s receivables from and equity in construction joint ventures	$12,396	$9,196

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$43,466	$55,306	$70,312	$86,690
Income before tax	$4,516	$8,844	$6,673	$10,813
Sterling’s noncontrolling interest:
Revenues	$19,377	$25,971	$32,459	$41,655
Income before tax	$1,968	$3,116	$3,017	$4,100
The caption “Receivables from and equity in construction joint ventures,” includes undistributed earnings and receivables owed to the Company. Undistributed earnings are typically released to the joint venture partners after the customer accepts the project as completed and the warranty period, if any, has passed.
The Company must determine whether each joint venture in which it participates is a VIE. This determination focuses on identifying which joint venture partner, if any, has the power to direct the activities of a joint venture and the obligation to absorb losses of the joint venture or the right to receive benefits from the joint venture in excess of their ownership interests and could have the effect of requiring us to consolidate joint ventures in which we have a noncontrolling variable interest.
The Company determined that the joint venture between Ralph L Wadsworth Construction, LLC, a subsidiary of the Company (“RLW”) (51% owner) and SEMA Construction Inc (“SEMA”) (49% owner) is a VIE as the Company is the primary beneficiary, as pursuant to the terms of the SEMA Operating Agreement the Company is exposed to 51% of potential losses of the partnership.
Summary financial information for SEMA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$3,404	$1,027	$7,468	$1,629
Operating income	$375	$75	$671	$113
Net income	$376	$75	$675	$113

7.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	June 30, 2020	December 31, 2019
Construction and transportation equipment	$225,440	$217,945
Buildings and improvements	17,267	14,641
Land	3,891	3,891
Office equipment	2,609	2,767
Total property and equipment	249,207	239,244
Less accumulated depreciation	(129,611)	(123,214)
Total property and equipment, net	$119,596	$116,030
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $5,390 and $10,838 for the three and six months ended June 30, 2020, respectively, and $3,571 and $7,273 for the three and six months ended June 30, 2019, respectively.

8.	OTHER INTANGIBLE ASSETS
The following table presents the Company’s acquired finite-lived intangible assets at June 30, 2020 and December 31, 2019:

		June 30, 2020		December 31, 2019
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	25 years	$232,623	$(11,621)	$232,623	$(6,911)
Trade name	23 years	30,107	(2,450)	30,107	(1,692)
Non-competition agreements	5 years	2,487	(526)	2,487	(291)
Total	24 years	$265,217	$(14,597)	$265,217	$(8,894)
        The Company's intangible amortization expense was $2,866 and $5,703 for the three and six months ended June 30, 2020, respectively, and $600 and $1,200 for the three and six months ended June 30, 2019, respectively.

9.	DEBT
The Company’s outstanding debt was as follows:

	June 30, 2020	December 31, 2019
Term Loan Facility	$390,000	$400,000
Revolving Credit Facility	20,000	20,000
Credit Facility	410,000	420,000
Note payable to seller, Plateau Acquisition	10,000	10,000
Notes and deferred payments to sellers, Tealstone Acquisition	—	12,230
Finance leases and other debt	10,451	805
Total debt	430,451	443,035

Less - Current maturities of long-term debt	(54,979)	(42,473)
Less - Unamortized debt issuance costs	(8,444)	(9,935)
Total long-term debt	$367,028	$390,627

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
The Revolving Credit Facility bears interest at either the Base Rate plus a margin (4.25% and 3.50% per annum, respectively at June 30, 2020), or one-, two-, three-, six- or, if available, twelve-month LIBOR plus an applicable margin (0.19% and 4.50% per annum, respectively at June 30, 2020, using a one-month LIBOR rate), at the Company’s election. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. Interest under the Revolving Credit Facility is payable (i) with respect to LIBOR borrowings, on the last day of each applicable interest period (one, two, three, six or twelve months), unless the applicable interest period is longer than three months, then on each day occurring every three months after the commencement of such interest period, and on the maturity date, and (ii) with respect to Base Rate borrowings, on the last day of every calendar quarter and on the maturity date. At June 30, 2020, we had $20,000 of outstanding borrowings under the facility, providing $55,000 of available capacity. During the six months ended June 30, 2020, our weighted average interest rate on borrowings under the Revolving Credit Facility was approximately 7.15%. The Revolving Credit Facility may be repaid in whole or in part at any time, with final payment of all principal and interest then outstanding due on October 2, 2024.
Interest under the Term Loan Facility is payable at the same frequencies and bears interest at the same rate options as the Revolving Credit Facility. We utilize an interest rate swap to hedge against $350,000 of the outstanding Term Loan Facility, which resulted in a weighted average interest rate of approximately 5.80% per annum during the six months ended June 30, 2020. At June 30, 2020, we had $390,000 of outstanding borrowings under the facility. Principal payments on the Term Loan Facility total $30,000, $50,000, $50,000, $50,000 and $220,000 for each of the years ending 2020, 2021, 2022, 2023, and 2024, respectively. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on October 2, 2024.
The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict the ability of us and our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain the following financial covenants:
•a Total Leverage Ratio (as defined in the Credit Agreement) at the last day of each fiscal quarter not to be greater than 4.00 to 1.00 ending on December 31, 2019 through and including June 30, 2020, 3.75 to 1.00 ending on September 30, 2020, 3.50 to 1.00 ending on December 31, 2020 through and including March 31, 2021, 3.25 to 1.00 ending on June 30, 2021 through and including September 30, 2021, and 3.00 to 1.00 ending on December 31, 2021 and thereafter; and
•a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.20 to 1.00 as of the last day of each fiscal quarter of the Company, commencing with the fiscal quarter ending December 31, 2019.
Debt issuance costs—The costs associated with the Term Loan Facility and Revolving Credit Facility are reflected on the Balance Sheets as a direct reduction from the related debt liability and amortized over the terms of the respective facilities. Amortization of debt issuance costs was $740 and $1,491 for the three and six months ended June 30, 2020, respectively, and $518 and $1,037 for the three and six months ended June 30, 2019, respectively, and was recorded as interest expense.
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
Notes and deferred Payments to Sellers, Tealstone Acquisition—At June 30, 2020 the Company had no balance remaining on the combined promissory notes and deferred cash payments issued as part of the Tealstone Acquisition. During the three and six months ended June 30, 2020, the Company paid $5,000 of deferred cash payments and $7,500 on promissory notes that were due on April 3, 2020.

Finance Leases and Other Debt—The Company had finance leases of $659 and $764 at June 30, 2020 and December 31, 2019, respectively. The finance leases have payment terms ranging from 3 to 5 years and the associated interest rates range from 2.99% to 6.92%. Additionally, during the three and six months ended June 30, 2020, the Company’s two 50% owned subsidiaries received three short-term Paycheck Protection Program loans totaling approximately $9,800. The loans may be fully or partially forgiven if the funds are used for payroll related costs, interest on mortgages, rent, and utilities, and as long as our employee headcount and salary levels remain consistent with our baseline period over an eight to twenty-four week period following the date the loans were received, otherwise the loans will be repaid following a six month deferral at a 1% interest rate. Any forgiveness of the loans is subject to approval by the Small Business Administration. The loans have been classified as short-term debt on the Condensed Consolidated Balance Sheets at June 30, 2020.
Compliance and other—As of June 30, 2020, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Condensed Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, the carrying values of our debt outstanding approximated the fair values.

10.	LEASE OBLIGATIONS
        The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of 1 month to 8 years, some of which include options to extend the leases for up to 10 years.
        The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$2,075	$1,960	$4,234	$4,171
Short-term lease cost	$3,745	$3,269	$7,026	$8,012

Finance lease cost:
Amortization of right-of-use assets	$49	$39	$105	$71
Interest on lease liabilities	7	1	15	3
Total finance lease cost	$56	$40	$120	$74
        Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,336	$4,466
Operating cash flows from finance leases	$15	$3
Financing cash flows from finance leases	$105	$71

Right-of-use assets obtained in exchange for lease obligations (noncash):
Operating leases	$5,633	$6,311
Finance leases	$—	$770

        Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$17,076	$13,979

Current portion of long-term lease obligations	$7,423	$7,095
Long-term lease obligations	9,733	6,976
Total operating lease liabilities	$17,156	$14,071

Finance Leases
Property and equipment, at cost	$1,479	$1,479
Accumulated depreciation	(592)	(482)
Property and equipment, net	$887	$997

Current maturities of long-term debt	$195	$204
Long-term debt	464	560
Total finance lease liabilities	$659	$764

Weighted Average Remaining Lease Term
Operating leases	3.4	2.5
Finance leases	3.7	4.0

Weighted Average Discount Rate
Operating leases	5.8%	6.0%
Finance leases	4.2%	4.2%
        Maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2020 (excluding the six months ended June 30, 2020)	$3,662	$112
2021	6,294	208
2022	4,300	161
2023	2,767	154
2024	806	77
Thereafter	1,438	—
Total lease payments	$19,267	$712
Less imputed interest	(2,111)	(53)
Total	$17,156	$659

11.	FINANCIAL INSTRUMENTS
Derivatives
        Interest Rate Derivative—We continue to utilize a swap arrangement to hedge against interest rate variability associated with $350,000 of the $390,000 outstanding under the Term Loan Facility. The Company has designated its interest rate swap agreement as a cash flow hedging derivative. To the extent the derivative instrument is effective and the documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) (“OCI”) until the underlying hedged item is recognized in earnings. The total fair value of the contract was a net loss of $9,694 at June 30, 2020.
Financial Instruments Disclosures
        Fair Value—Financial instruments are required to be categorized within a valuation hierarchy based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy are as follows:
•Level 1—Fair value is based on quoted prices in active markets.
•Level 2—Fair value is based on internally developed models that use, as their basis, readily observable market parameters. Our derivative positions are classified within level 2 of the valuation hierarchy as they are valued using quoted market prices for similar assets and liabilities in active markets. These level 2 derivatives are valued utilizing an income approach, which discounts future cash flow based on current market expectations and adjusts for credit risk.
•Level 3—Fair value is based on internally developed models that use, as their basis, significant unobservable market parameters. The Company did not have any level 3 classifications at June 30, 2020 or December 31, 2019.
        The following table presents the fair value of the interest rate derivative by valuation hierarchy and balance sheet classification:

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative Assets
Other current assets	$—	$—	$—	$—	$—	$216	$—	$216
Other non-current assets	—	—	—	—	—	—	—	—
Total assets at fair value	$—	$—	$—	$—	$—	$216	$—	$216
Derivative Liabilities
Other current liabilities	$—	$(4,925)	$—	$(4,925)	$—	$(61)	$—	$(61)
Other non-current liabilities	—	(4,769)	—	(4,769)	—	(398)	—	(398)
Total liabilities at fair value	$—	$(9,694)	$—	$(9,694)	$—	$(459)	$—	$(459)
        The carrying values of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At June 30, 2020, the fair value of the term loan, based upon the current market rates for debt with similar credit risk and maturities, approximated its carrying value as interest is based on LIBOR plus an applicable margin.
        OCI—The following table presents the total value recognized in OCI and reclassified from accumulated other comprehensive income (loss) (“AOCI”) into earnings during the three and six months ended June 30, 2020 for derivatives designated as cash flow hedges:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Before Tax Amount	Tax Amount	Net of Tax Amount	Before Tax Amount	Tax Amount	Net of Tax Amount
Net gain (loss) recognized in OCI	$(1,031)	$232	$(799)	$(10,205)	$2,296	$(7,909)
Net amount reclassified from AOCI into earnings	963	(217)	746	1,026	(231)	795
Change in other comprehensive income	$(68)	$15	$(53)	$(9,179)	$2,065	$(7,114)
(1) Net unrealized losses totaling $4,683 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.

12.	COMMITMENTS AND CONTINGENCIES
The Company is required by its insurance providers to obtain and hold standby letters of credit. These letters of credit serve as a guarantee by the banking institution to pay the Company’s insurance providers the incurred claim costs attributable to its general liability, workers compensation and automobile liability claims, up to the amount stated in the standby letters of credit, in the event that these claims were not paid by the Company. These letters of credit are cash collateralized, resulting in the cash being designated as restricted.
The Company, including its construction joint ventures and its consolidated 50% owned subsidiaries, is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions will have a material impact on the Condensed Consolidated Financial Statements of the Company.

13.	INCOME TAXES
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Current tax expense	$1,938	$86	$2,209	$108
Deferred tax expense	5,310	620	6,223	761
Income tax expense	$7,248	$706	$8,432	$869

Cash paid for income taxes	$—	$—	$44	$—
The effective income tax rate varied from the 21% federal statutory rate primarily as a result of the change in tax valuation allowance, state income taxes and net income attributable to noncontrolling interest owners which is taxable to those owners rather than to the Company and other permanent differences. In addition, 2019 included a reduction in the tax valuation allowance that reduced income tax expense and 2020 includes state taxes related to Plateau.
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
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) and a employee stock purchase plan (the “ESPP”) that are administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”). Changes in common stock, additional paid in capital and treasury stock during the six months ended June 30, 2020 primarily relate to activity associated with the Stock Incentive Plan, the ESPP, and share repurchases.
Share Grants—During the six months ended June 30, 2020, the Company had the following share grants associated with the Stock Incentive Plan:

	Shares	Weighted Average Grant-Date Fair Value per Share
RSAs	47	$8.24
RSUs	127	$14.08
PSUs (at target)	173	$14.08
Total shares granted	347

Share Issuances—During the six months ended June 30, 2020, the Company had the following share issuances associated with the Stock Incentive Plan and the ESPP:

Shares
RSAs (issued upon grant)	47
RSUs (issued upon vesting)	49
PSUs (issued upon vesting)	90
ESPP (issued upon sale)	25
Total shares issued	211
Stock-Based Compensation Expense—During the three and six months ended June 30, 2020, the Company recognized $3,962 and $6,196, respectively, of stock-based compensation expense, and during the three and six months ended June 30, 2019 the Company recognized $649 and $1,670 of stock-based compensation expense, respectively, primarily within general and administrative expenses. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures. Included within total stock-based compensation expense for the three and six months ended June 30, 2020 is $18 and $36, respectively, of expense related to the ESPP. At June 30, 2020, 762 authorized shares remained available for issuance under the ESPP.
Shares Withheld for Taxes—The Company withheld 3 and 49 shares for taxes on stock-based compensation vestings for $32 and $700 during the three and six months ended June 30, 2020, respectively.
Warrants—During the six months ended June 30, 2020, certain holders of warrants elected the cashless exercise option and the Company issued 110 common shares on the exercise of 470 warrants with a market value of $1,477.
AOCI—During the three and six months ended June 30, 2020, changes in AOCI were a result of net gains (losses) recognized in OCI and amounts reclassified from AOCI into earnings related to our interest rate derivative. See Note 11 - Financial Instruments for further discussion of our cash flow hedge.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to Sterling common stockholders	$18,210	$7,828	$21,325	$9,643
Denominator:
Weighted average common shares outstanding — basic	27,941	26,338	27,794	26,357
Shares for dilutive unvested stock and warrants	16	285	93	300
Weighted average common shares outstanding — diluted	27,957	26,623	27,887	26,657
Basic net income per share attributable to Sterling common stockholders	$0.65	$0.30	$0.77	$0.37
Diluted net income per share attributable to Sterling common stockholders	$0.65	$0.29	$0.76	$0.36

16.	SEGMENT INFORMATION
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
The following table presents total revenue and income from operations by reportable segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Heavy Civil	$220,448	$200,236	$376,063	$350,741
Specialty Services	135,703	27,894	240,426	58,573
Residential	43,887	35,956	80,237	78,721
Total Revenue	$400,038	$264,086	$696,726	$488,035

Operating Income
Heavy Civil	$3,896	$5,747	$274	$3,600
Specialty Services	23,246	865	34,360	1,913
Residential	6,043	4,834	11,127	10,653
Subtotal	33,185	11,446	45,761	16,166
Acquisition related costs	(139)	(262)	(612)	(262)
Total Operating Income	$33,046	$11,184	$45,149	$15,904

17.	SUPPLEMENTAL CASH FLOW INFORMATION
        Operating assets and liabilities—The following table summarizes the changes in the components of operating assets and liabilities:

	Six Months Ended June 30,
	2020	2019
Accounts receivable, including retainage	$(21,159)	$(12,787)
Contracts in progress, net	16,410	(14,190)
Receivables from and equity in construction joint ventures	(3,200)	(3,661)
Other current and non-current assets	(372)	128
Accounts payable	(6,495)	1,916
Accrued compensation and other liabilities	10,453	2,990
Members' interest subject to mandatory redemption and undistributed earnings	4,748	(512)
Changes in operating assets and liabilities	$385	$(26,116)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This quarterly report on Form 10-Q (“Report”) contains statements that are, or may be considered to be, “forward-looking statements” regarding the Company which represent our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements included herein relate to matters that are predictive in nature, such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information, and may use or contain words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases.
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
Actual events, results and outcomes may differ materially from those anticipated, projected or assumed in the forward-looking statements due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•potential risks and uncertainties relating to the ultimate impact of COVID-19, including the geographic spread, the severity of the disease, the duration of the COVID-19 outbreak, actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to address its impact, and the potential negative impact of COVID-19 on the global economy and financial markets;
•factors that affect the accuracy of estimates inherent in the bidding for contracts, estimates of backlog, and over time recognition accounting policies, including onsite conditions that differ materially from those assumed in the original bid, contract modifications, mechanical problems with machinery or equipment and effects of other risks discussed herein;
•actions of suppliers, subcontractors, design engineers, joint venture partners, customers, competitors, banks, surety companies and others which are beyond our control, including suppliers’, subcontractors’ and joint venture partners’ failure to perform;
•cost escalations associated with our contracts, including changes in availability, proximity and cost of materials such as steel, cement, concrete, aggregates, oil, fuel and other construction materials, including changes in U.S. trade policies and retaliatory responses from other countries, and cost escalations associated with subcontractors and labor;
•changes in costs to lease, acquire or maintain our equipment;
•our dependence on a limited number of significant customers;
•the presence of competitors with greater financial resources or lower margin requirements than ours, and the impact of competitive bidders on our ability to obtain new backlog at reasonable margins acceptable to us;
•a shutdown of the federal government;
•our ability to qualify as an eligible bidder under government contract criteria;
•changes in general economic conditions, including recessions, reductions in federal, state and local government funding for infrastructure services, changes in those governments’ budgets, practices, laws and regulations and adverse economic conditions in our geographic markets, such as those caused by the ongoing COVID-19 pandemic;
•delays or difficulties related to the completion of our projects, including additional costs, reductions in revenues or the payment of liquidated damages, or delays or difficulties related to obtaining required governmental permits and approvals;
•design/build contracts which subject us to the risk of design errors and omissions;
•our ability to obtain bonding or post letters of credit;
•our ability to raise additional capital on favorable terms;
•our ability to attract and retain key personnel;
•increased unionization of our workforce or labor costs and any work stoppages or slowdowns;
•adverse weather conditions;
•our ability to successfully identify, finance, complete and integrate acquisitions, including the Plateau Acquisition;
•citations issued by any governmental authority, including the Occupational Safety and Health Administration;
•federal, state and local environmental laws and regulations where non-compliance can result in penalties and/or termination of contracts as well as civil and criminal liability; and
•the factors discussed in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) under “Part I, Item 1A. Risk Factors” and “Part II, Item 1A. Risk Factors” of this Report.
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
Plateau Acquisition—On October 2, 2019, the Company consummated the acquisition of Plateau and entered into a credit agreement with the financial institutions from time to time party thereto as lenders, BMO Harris Bank N.A., as administrative agent, Bank of America, N.A., as syndication agent, and BMO Capital Markets Corp. and BofA Securities, Inc., as joint lead arrangers and joint book runners. The Credit Agreement provides the Company with senior secured debt financing in an amount up to $475 million in the aggregate with a maturity date of October 2, 2024. With the acquisition of Plateau, we now have three reportable segments: Heavy Civil, Specialty Services and Residential. Refer to Note 9 - Debt for a discussion of our financing arrangements and Note 16 - Segment Information for a discussion of reportable segments and related financial information.
Impact of COVID-19—On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to COVID-19. Federal, state, and local authorities have advised social distancing and many imposed shelter-in-place and stay-at-home orders, including some mandatory business closures. Although authorities in some areas of the U.S. began to relax these quarantine and isolation measures, a recent resurgence of COVID-19 infections in many regions of the country, including some areas where the Company does business, has, in some cases caused authorities to either defer the phasing out of these restrictions, or re-impose quarantine and isolation measures. The impact from the rapidly changing market and economic conditions due to the COVID-19 pandemic remains uncertain, but these conditions have already had, and are expected to continue to have, serious adverse effects on the U.S. and global economies. The Company continues to closely monitor the actual and expected impacts of the COVID-19 pandemic on our business, financial condition and results of operations. Sterling’s business has been identified as a component of “Essential Critical Infrastructure” per the National Cybersecurity and Infrastructure Agency, and to date, we have not experienced significant shutdowns of project sites or operational interruptions. Consistent with governmental orders and public health guidelines, the Company has continued to operate across its footprint. For the Company’s office based personnel, the Company is social distancing and, where practical, working from home. For personnel onsite at the Company’s construction sites, the Company has taken mitigation measures to prevent the spread of COVID-19, including but not limited to, social distancing, wellness checks, providing sanitation stations and wearing personal protective equipment. While the Company has not incurred significant disruptions thus far from the COVID-19 pandemic, the pandemic may impact our business, condensed consolidated results of operations and financial condition in the future. However, the significance of the impact on our operations going forward is not yet certain and depends on numerous evolving factors as discussed further in Part II, Item 1A "Risk Factors" in this Form 10-Q.
MARKET OUTLOOK AND TRENDS
Heavy Civil—Sterling’s heavy civil construction business is primarily driven by federal, state and municipal funding. Federal funds, on average, provide 50% of annual State Department of Transportation (DOT) capital outlays for highway and bridge projects. Several of the states in Sterling’s key markets have instituted actions to further increase annual spending. In November 2018, various state and local transportation measures were passed securing, and in some cases increasing, funding of $1.57 billion in California, $1.27 billion in Texas, $528.5 million in Arizona, $128.2 million in Colorado and $87 million in Utah. In October 2018, the Federal Aviation Administration reauthorized $3.35 billion annually for the next five years. This reauthorization also includes more than $1 billion a year for airport infrastructure grants and about $1.7 billion for disaster relief. In addition to the state locally funded actions, this is the final year of the five-year $305 billion 2015 federally funded Fixing America’s Surface Transportation (“FAST”) Act that increased the annual federal highway investment by 15.1% over the five-year period from 2016 to 2020. With the FAST Act set to expire this year, the federal government is currently working towards a bipartisan Federal Infrastructure Bill (America’s Transportation Infrastructure Act) that would both increase and solidify funding for the next five years. Should the federal government approve this incremental infrastructure investment, it would be an additional growth catalyst; however, it would be unlikely to create a significant business impact before late 2020 or 2021. The Heavy Civil segment continues to see an unfavorable productivity impact related to the pandemic as customers and back offices began to work virtually and new procedures and protocol were developed and implemented into field operations beginning in the first quarter of 2020.

Specialty Services—Sterling’s specialty services business is primarily driven by investments from end users and developers. Key end users, including Amazon and Home Depot, have begun implementing publicly announced multi-year capital infrastructure campaigns. In our primary market in the southeastern United States, and specifically Georgia, the availability rate remains low and positive new square footage development trends continue. In our key commercial markets forecasted net absorption continues to be positive, with more space leased than supplied to the market. Additionally, the lending environment continues to sustain new development within our specialty services space. However, the outlook for multifamily vacancy rate continues to be below its long-term average and we are experiencing a slowdown in investment in this space.

Residential—The Company’s residential construction business is directly related to new home starts in its key markets. The Company’s core customer base is primarily made up of leading national home builders as well as regional and custom home builders. The Company has continued its expansion of its residential business into the Houston market. Although our customers anticipated a slowdown in the housing market and demand for new developments for the second quarter of 2020, our actual revenues exceeded those expectations. However, due to the recent resurgence of COVID-19 infections, we may still experience a slowdown in the demand for new developments in future periods.
BACKLOG
At June 30, 2020, our Backlog of construction projects, made up of our Heavy Civil and Specialty Services segments, was $1.13 billion, as compared to $1.07 billion at December 31, 2019. The contracts in Backlog are typically completed in 6 to 36 months. Contracts in which we are the apparent low bidder for projects (“Unsigned Low-bid Awards”) are excluded from Backlog until the contract is executed by our customer. Unsigned Low-bid Awards were $437 million at June 30, 2020 and $273 million at December 31, 2019. The combination of our Backlog and Unsigned Low-bid Awards, which we refer to as “Combined Backlog” totaled $1.57 billion and $1.34 billion as of June 30, 2020 and December 31, 2019, respectively.
The Company’s margin in Backlog has increased from 11.5% at December 31, 2019 to 12.9% at June 30, 2020 and the Combined Backlog margin increased from 11.0% at December 31, 2019 to 11.7% at June 30, 2020, driven by a greater mix of Specialty Services awards.
RESULTS OF OPERATIONS
Consolidated Results
Summary—For the second quarter of 2020, the Company had operating income of $33.0 million, income before income taxes of $25.5 million, net income attributable to Sterling common stockholders of $18.2 million and net income per diluted share attributable to Sterling common stockholders of $0.65.
Consolidated financial highlights for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Revenues	$400,038	$264,086	$696,726	$488,035
Gross profit	59,599	25,496	94,844	44,999
General and administrative expenses	(18,451)	(10,174)	(36,055)	(22,063)
Intangible asset amortization	(2,866)	(600)	(5,703)	(1,200)
Acquisition related costs	(139)	(262)	(612)	(262)
Other operating expense, net	(5,097)	(3,276)	(7,325)	(5,570)
Operating income	33,046	11,184	45,149	15,904
Interest, net	(7,533)	(2,613)	(15,237)	(5,309)
Income before income taxes	25,513	8,571	29,912	10,595
Income tax expense	(7,248)	(706)	(8,432)	(869)
Less: Net income attributable to noncontrolling interests	(55)	(37)	(155)	(83)
Net income attributable to Sterling common stockholders	$18,210	$7,828	$21,325	$9,643

Gross margin	14.9%	9.7%	13.6%	9.2%

Revenues—Revenues were $400.0 million for the second quarter of 2020, an increase of $136.0 million or 51.5% compared with the second quarter of 2019. The increase in the second quarter of 2020 was driven by a $107.8 million increase in Specialty Services due to the inclusion of the full quarter results from Plateau, which was acquired on October 2, 2019, a $20.2 million increase in Heavy Civil, and a $7.9 million increase in Residential. Revenues were $696.7 million for the six months ended June 30, 2020, an increase of $208.7 million or 42.8% compared with the six months ended June 30, 2019. The increase in the six months ended June 30, 2020 was driven by a $181.9 million increase in Specialty Services due to the inclusion of six months of results from Plateau, a $25.3 million increase in Heavy Civil, and a $1.5 million increase in Residential.
Gross profit—Gross profit was $59.6 million for the second quarter of 2020, an increase of $34.1 million or 133.7% compared to the second quarter of 2019. The Company’s gross margin as a percent of revenue increased to 14.9% in the second quarter of 2020, as compared to 9.7% in the second quarter of 2019. The increases in gross profit and gross margin as a percent of revenue are primarily driven by Specialty Services due to the inclusion of a full quarter results from Plateau. Additionally, Heavy Civil and Residential also reported higher gross profit and gross margin as a percent of revenue compared to the second quarter of 2019. Gross profit was $94.8 million for the six months ended June 30, 2020, an increase of $49.8 million or 110.7% compared with the six months ended June 30, 2019. The Company’s gross margin as a percent of revenue increased to 13.6% in the six months ended June 30, 2020, as compared to 9.2% in the six months ended June 30, 2019. The increase in gross profit and gross margin as a percent of revenue are primarily driven by Specialty Services due to the inclusion of six months of results from Plateau operations in 2020.
Contracts in progress which were not substantially completed totaled approximately 210 and 130 at June 30, 2020 and 2019, respectively. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties, and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
General and administrative expenses—General and administrative expenses were $18.5 million for the second quarter of 2020, an increase of $8.3 million compared to the second quarter of 2019. General and administrative expenses were $36.1 million for the six months ended June 30, 2020, an increase of $14.0 million compared to the six months ended June 30, 2019. These increases were primarily due to the inclusion of the results from Plateau operations in 2020 and higher stock compensation and other corporate related cost.
Intangible asset amortization—Intangible asset amortization was $2.9 million for the second quarter of 2020, an increase of $2.3 million compared to the second quarter of 2019. Intangible asset amortization was $5.7 million for the six months ended June 30, 2020, an increase of $4.5 million compared to the six months ended June 30, 2019. The increases were a result of the Plateau Acquisition.
Acquisition related costs—The Company had acquisition related costs of $0.1 million and $0.3 million during the second quarter of 2020 and 2019, respectively, and $0.6 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively, all of which related to the Plateau Acquisition.
Other operating expense, net—Other operating expense, net, includes 50% of earnings and losses related to Members’ interest of consolidated 50% owned subsidiaries (included within Heavy Civil), earn-out expense, and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and increase the liability account. The change in other operating expense, net, was $1.8 million during the second quarter of 2020 compared to the second quarter of 2019. Earn-out expense was $0.5 million for both the second quarter of 2020 and 2019. Members’ interest earnings increased by $1.8 million during the second quarter of 2020 to $4.6 million from $2.8 million in the second quarter of 2019. The change in other operating expense, net, was $1.8 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Earn-out expense was $1.0 million for the six months ended June 30, 2020, compared to $1.5 million in the six months ended June 30, 2019. Members’ interest earnings increased by $2.2 million during the six months ended June 30, 2020 to $6.3 million from $4.1 million in the six months ended June 30, 2019.
Interest expense—Interest expense was $7.6 million in the second quarter of 2020 compared to $2.9 million in the second quarter of 2019 and interest expense was $15.4 million in the six months ended June 30, 2020 compared to $6.0 million in the six months ended June 30, 2019. The increases were due to borrowings related to the Plateau Acquisition.
Income taxes—The effective income tax rate was 28.4% and 28.2% in the second quarter of 2020 and the six months ended June 30, 2020, respectively, compared to 8.2% in both the second quarter of 2019 and the six months ended June 30, 2019. The increases in both periods are in part due to a reduction in the tax valuation allowance that reduced the effective income tax rate in 2019 and in part due to additional state taxes in 2020 primarily related to Plateau. Due to its net operating loss carryforwards, the Company expects no cash payments for federal income taxes for 2020 or 2019. See Note 13 - Income Taxes for more information.
Segment Results

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2020	% of Revenue	2019	% of Revenue	2020	% of Revenue	2019	% of Revenue
Revenue
Heavy Civil	$220,448	55%	$200,236	75%	$376,063	53%	$350,741	72%
Specialty Services	135,703	34%	27,894	11%	240,426	35%	58,573	12%
Residential	43,887	11%	35,956	14%	80,237	12%	78,721	16%
Total Revenue	$400,038		$264,086		$696,726		$488,035

Operating Income
Heavy Civil	$3,896	1.8%	$5,747	2.9%	$274	0.1%	$3,600	1.0%
Specialty Services	23,246	17.1%	865	3.1%	34,360	14.3%	1,913	3.3%
Residential	6,043	13.8%	4,834	13.4%	11,127	13.9%	10,653	13.5%
Subtotal	33,185	8.3%	11,446	4.3%	45,761	6.6%	16,166	3.3%
Acquisition related costs	(139)		(262)		(612)		(262)
Total Operating Income	$33,046	8.3%	$11,184	4.2%	$45,149	6.5%	$15,904	3.3%
Heavy Civil
Revenues—Revenues were $220.4 million for the second quarter of 2020, an increase of $20.2 million or 10.1% compared to the second quarter of 2019. The increase was driven by higher heavy highway revenue for the second quarter of 2020 compared to the second quarter of 2019. Revenues were $376.1 million for the six months ended June 30, 2020, an increase of $25.3 million or 7.2% compared to the six months ended June 30, 2019. The increase was driven by higher heavy highway revenue for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Operating Income—Operating income was $3.9 million for the second quarter of 2020, a decrease of $1.8 million, compared to the second quarter of 2019. The decrease was the result of greater project mix shift to our 50% owned subsidiaries which increased members interest expense by $1.8 million and additional costs associated with COVID-19 pandemic impacts. Operating income was $0.3 million for the six months ended June 30, 2020, a decrease of $3.3 million, compared to the six months ended June 30, 2019. The decrease was the result of the aforementioned second quarter impact and first quarter seasonality which drove lower absorption of fixed costs.
Specialty Services
Revenues—Revenues were $135.7 million for the second quarter of 2020, an increase of $107.8 million compared to the second quarter of 2019. The increase was driven by the inclusion of three months of revenue from Plateau operations in the second quarter of 2020 and increased Commercial revenues. Revenues were $240.4 million for the six months ended June 30, 2020, an increase of $181.9 million compared to the second quarter of 2019. The increase was primarily attributable to the inclusion of six months of revenue from Plateau operations in 2020.
Operating income—Operating income was $23.2 million for the second quarter of 2020, an increase of $22.3 million, compared to the second quarter of 2019 and operating income was $34.4 million for the six months ended June 30, 2020, an increase of $32.4 million, compared to the six months ended June 30, 2019. The increases were primarily attributable to the inclusion of operating income generated from Plateau operations in 2020.
Residential
Revenues—Revenues were $43.9 million for the second quarter of 2020, an increase of $7.9 million or 22.1%, compared to the second quarter of 2019. The increase in revenue was a result of heavy rainfall in the first quarter of 2020 which pushed work on our projects and resulting revenues into April of 2020, as well as continued ramp-up of operations in Houston. Revenues were $80.2 million for the six months ended June 30, 2020, an increase of $1.5 million or 1.9%, compared to the six months ended June 30, 2019. The increase in revenue was primarily the result of the continued ramp-up of work in Houston.

Operating income—Operating income was $6.0 million for the second quarter of 2020, an increase of $1.2 million, compared to the second quarter of 2019 and operating income was $11.1 million for the six months ended June 30, 2020, an increase of $0.5 million, compared to the six months ended June 30, 2019. The increase was driven by the ramp-up of operations and scale in Houston. Houston as a percentage of completed slabs was 14% for the second quarter of 2020 compared to 6% for the second quarter of 2019. Operating income as a percent of revenue increased 40 basis points compared to the second quarter of 2019 and the six months ended June 30, 2019, driven by the ramp-up of operations and scale in Houston.
LIQUIDITY AND SOURCES OF CAPITAL
Cash—Cash at June 30, 2020, was $70.6 million, and includes the following components:

(In thousands)	June 30, 2020	December 31, 2019
Generally Available	$31,760	$29,659
Consolidated 50% Owned Subsidiaries	31,346	12,004
Construction Joint Ventures	7,506	4,070
Total Cash	$70,612	$45,733
The following tables set forth information about our cash flows and liquidity:

	Six Months Ended June 30,
(In thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$52,261	$(4,325)
Investing activities	(13,805)	(4,052)
Financing activities	(13,577)	(13,988)
Net change in cash and cash equivalents	$24,879	$(22,365)
Operating Activities—During the six months ended June 30, 2020, net cash provided by operating activities was $52.3 million compared to net cash used of $4.3 million in the six months ended June 30, 2019. Cash flows provided by operating activities were driven by net income, adjusted for various non-cash items and changes in accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below, and other accrued liabilities.
Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in the components of Contract Capital during the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
(In thousands)	2020	2019
Costs and estimated earnings in excess of billings	$(9,513)	$(12,354)
Billings in excess of costs and estimated earnings	25,923	(1,836)
Contracts in progress, net	16,410	(14,190)
Accounts receivable, including retainage	(21,159)	(12,787)
Receivables from and equity in construction joint ventures	(3,200)	(3,661)
Accounts payable	(6,495)	1,916
Change in Contract Capital, net	$(14,444)	$(28,722)
During the six months ended June 30, 2020, the change in Contract Capital decreased liquidity by $14.4 million. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality, the timing of new awards, and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.

Investing Activities—During the six months ended June 30, 2020, net cash used in investing activities was $13.8 million compared to $4.1 million in the six months ended June 30, 2019. The use of cash was driven by purchases of capital equipment and buildings and improvements. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment.

Financing Activities—During the six months ended June 30, 2020, net cash used in financing activities was $13.6 million compared to net cash used of $14.0 million in the prior year. The financing cash outflow was driven by $22.6 million of repayments on debt, primarily consisting of $12.5 million in payments on the combined promissory notes and deferred cash payments issued as part of the Tealstone Acquisition and $10.0 million in repayments on the Term Loan Facility.
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
 At June 30, 2020, there was approximately $625.1 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $278.8 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of June 30, 2020, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.
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

Valuation of Long-Lived Assets
Long-lived assets, which include property, equipment and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to their respective carrying amounts to determine if an impairment exists. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on operating results and financial position. For the three and six months ended June 30, 2020 and the year ended December 31, 2019, there were no events or changes in circumstances that would indicate a material impairment of our long-lived assets.
Goodwill
At June 30, 2020 and December 31, 2019, we had goodwill with a carrying amount of $192.0 million and $191.9 million, respectively. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment or when other actions require an impairment assessment. The Company performs the annual impairment assessment during the fourth quarter of each year based on balances as of October 1. During the fourth quarter 2019, the Company performed a qualitative assessment of goodwill, and based on this assessment, no indicators of impairment were present. Additionally, during the three and six months ended June 30, 2020, the Company noted no indicators of impairment.
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

Purchase Accounting Estimates
The aggregate purchase price for the Plateau Acquisition was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values as of October 2, 2019, which were based, in part, upon an external preliminary appraisal and valuation of certain assets, including specifically identified intangible assets and property and equipment. The excess of the purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired, totaling $106.8 million, was recorded as goodwill. The purchase price allocation is subject to further change when additional information is obtained. We intend to finalize the purchase price allocation as soon as practicable within the measurement period, but no later than one year following the closing date of the Plateau Acquisition. Our final purchase price allocation may result in additional adjustments to various other assets and liabilities, including the residual amount allocated to goodwill during the measurement period. See Note 3 - Plateau Acquisition to our Condensed Financial Statements for further discussion.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We continue to utilize a swap arrangement to hedge against interest rate variability associated with $350,000 of the $390,000 outstanding under the Term Loan Facility. The Company has designated its interest rate swap agreement as a cash flow hedging derivative. To the extent the derivative instrument is effective and the documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) until the underlying hedged item is recognized in earnings. The total fair value of the contract was a net loss of approximately $9.7 million at June 30, 2020. For the $40 million remaining portion of the Term Loan Facility not associated with the interest rate swap hedge and the $20 million of the Revolving Credit Facility, at June 30, 2020 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $0.6 million per year.

Other
The carrying values of the Company’s cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At June 30, 2020, the fair value of the term loan, based upon the current market rates for debt with similar credit risk and maturities, approximated its carrying value as interest is based on LIBOR plus an applicable margin.
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2020. As previously disclosed, we completed the Plateau Acquisition on October 2, 2019 and, as permitted by SEC guidance for newly acquired businesses, we have elected to exclude the acquired operations of Plateau from the scope of design and operation of our disclosure controls and procedures for the quarter ended June 30, 2020. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2020 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company, including its construction joint ventures and its consolidated 50% owned subsidiaries, is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. The Company regularly analyzes current information about these proceedings and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.
In the opinion of management, after consultation with legal counsel, there are currently no threatened or pending legal matters that would reasonably be expected to have a material adverse impact on the Condensed Consolidated Results of Operations, Financial Position or Cash Flows.
Item 1A. Risk Factors
There have not been any material changes from the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of the 2019 Form 10-K, except as provided below. In addition, many of the other risks described in Part I, Item 1A. “Risk Factors” of our 2019 Form 10-K may be heightened by the risks described below as well as other impacts of COVID-19 or other global or regional health pandemics, epidemics or similar public health threats. The below discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Report and the 2019 Form 10-K. The below information should be read in conjunction with the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of the 2019 Form 10-K, as updated by Part I, Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the quarter ended March 31, 2020, and with the other portions of this Report, including “Cautionary Statement Regarding Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in

Item 2 of Part I and the Condensed Financial Statements and related notes in Item 1 of Part I. You should carefully consider such risk factors, which could materially affect the business, financial condition or future results.
Risk Related to the COVID-19 Pandemic
The COVID-19 pandemic could disrupt the Company’s operations and adversely affect its business, results of operations, and financial condition.
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to COVID-19. Federal, state, and local authorities have advised social distancing and many imposed shelter-in-place and stay-at-home orders, including some mandatory business closures. Although authorities in some areas of the U.S. began to relax these quarantine and isolation measures, a recent resurgence of COVID-19 infections in many regions of the country, including some areas where the Company does business, has, in some cases caused authorities to either defer the phasing out of these restrictions, or re-impose quarantine and isolation measures. The impact from the rapidly changing market and economic conditions due to the COVID-19 pandemic remains uncertain, but these conditions have already had, and are expected to continue to have, serious adverse effects on the U.S. and global economies. This outbreak, which has continued to spread worldwide, has adversely affected workforces, customers, economies, and financial markets globally. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, the pandemic may impact our business, condensed consolidated results of operations and financial condition in the future. However, the significance of the impact on the Company's operations, if any, is not yet certain and depends on numerous evolving factors that the Company may not be able to accurately predict or effectively respond to, including, without limitation: the duration and scope of the outbreak; actions taken by governments, businesses, and individuals in response to the outbreak; the effect on economic activity and actions taken in response; the effect on customers and their demand for the Company's products and services; the ability of our subcontractors to perform under their contracts due to their own financial or operational difficulties; the availability of subcontractors and other talent; and the Company's ability to continue operations, including without limitation as a result of supply chain challenges, facility closures, social distancing, restrictions on travel, fear or anxiety by the populace and shelter-in-place orders.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 1 – April 30, 2020	1,806	$9.86
May 1 – May 31, 2020	—	$—
June 1 – June 30, 2020	—	$—
Total	1,806	$9.86

Items 3, 4, and 5 are not applicable and have been omitted.

Item 6. Exhibits
The following exhibits are filed with this Report:

Exhibit No.	Exhibit Title
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

31.1 (2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2 (2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1 (3)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2 (3)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document—The instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
(1) Incorporated by reference to the filing indicated
(2) Filed herewith
(3) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date: August 4, 2020	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer and Duly Authorized Officer