Form 10-Q
period 2020-09-30
STERLING CONSTRUCTION CO INC
filed 2020-11-03
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of October 30, 2020 – 28,101,317

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$383,458	$291,699	$1,080,184	$779,734
Cost of revenues	(333,542)	(262,483)	(935,424)	(705,519)
Gross profit	49,916	29,216	144,760	74,215
General and administrative expense	(15,154)	(10,239)	(51,209)	(32,302)
Intangible asset amortization	(2,866)	(600)	(8,569)	(1,800)
Acquisition related costs	(401)	(1,896)	(1,013)	(2,158)
Other operating expense, net	(2,664)	(4,366)	(9,989)	(9,936)
Operating income	28,831	12,115	73,980	28,019
Interest income	23	331	146	986
Interest expense	(7,177)	(3,024)	(22,537)	(8,988)
Income before income taxes	21,677	9,422	51,589	20,017
Income tax expense	(6,280)	(913)	(14,712)	(1,782)
Net income	15,397	8,509	36,877	18,235
Less: Net income attributable to noncontrolling interests	(240)	(552)	(395)	(635)
Net income attributable to Sterling common stockholders	$15,157	$7,957	$36,482	$17,600

Net income per share attributable to Sterling common stockholders:
Basic	$0.54	$0.30	$1.31	$0.67
Diluted	$0.54	$0.30	$1.30	$0.66

Weighted average common shares outstanding:
Basic	28,003	26,365	27,832	26,359
Diluted	28,233	26,637	27,986	26,661

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$15,397	$8,509	$36,877	$18,235
Other comprehensive income, net of tax
Change in interest rate swap, net of tax (Note 11)	1,010	—	(6,104)	—
Total comprehensive income	16,407	8,509	30,773	18,235
Less: Comprehensive income attributable to noncontrolling interests	(240)	(552)	(395)	(635)
Comprehensive income attributable to Sterling common stockholders	$16,167	$7,957	$30,378	$17,600

The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents ($24,009 and $7,538 related to variable interest entities (“VIEs”))	$72,593	$45,733
Accounts receivable, including retainage ($37,721 and $24,642 related to VIEs)	271,342	248,247
Costs and estimated earnings in excess of billings ($7,213 and $8,328 related to VIEs)	55,310	42,555
Receivables from and equity in construction joint ventures ($9,684 and $7,406 related to VIEs)	13,802	9,196
Other current assets ($146 and $503 related to VIEs)	14,171	11,790
Total current assets	427,218	357,521
Property and equipment, net ($5,944 and $5,619 related to VIEs)	121,534	116,030
Operating lease right-of-use assets ($4,079 and $3,817 related to VIEs)	17,250	13,979
Goodwill ($1,501 and $1,501 related to VIEs)	192,014	191,892
Other intangibles, net	247,754	256,323
Deferred tax asset, net	16,589	26,012
Other non-current assets, net	153	183
Total assets	$1,022,512	$961,940
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($25,276 and $18,213 related to VIEs)	$127,336	$137,593
Billings in excess of costs and estimated earnings ($18,533 and $9,649 related to VIEs)	126,986	85,011
Current maturities of long-term debt ($6,793 and $39 related to VIEs)	57,476	42,473
Current portion of long-term lease obligations ($1,716 and $1,838 related to VIEs)	7,624	7,095
Income taxes payable	2,251	1,212
Accrued compensation ($3,582 and $1,521 related to VIEs)	24,328	13,727
Other current liabilities ($2,256 and $1,429 related to VIEs)	11,368	6,393
Total current liabilities	357,369	293,504
Long-term debt ($37 and $2 related to VIEs)	335,237	390,627
Long-term lease obligations ($2,363 and $1,979 related to VIEs)	9,668	6,976
Members’ interest subject to mandatory redemption and undistributed earnings	50,798	49,003
Other long-term liabilities ($1,016 and $0 related to VIEs)	10,124	619
Total liabilities	763,196	740,729
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, par value $0.01 per share; 38,000 shares authorized, 28,280 and 28,290 shares issued, 28,086 and 27,772 shares outstanding	283	283
Additional paid in capital	254,860	251,019
Treasury stock, at cost: 194 and 518 shares	(2,651)	(6,142)
Retained earnings (deficit)	11,449	(25,033)
Accumulated other comprehensive loss	(6,313)	(209)
Total Sterling stockholders’ equity	257,628	219,918
Noncontrolling interests	1,688	1,293
Total stockholders’ equity	259,316	221,211
Total liabilities and stockholders’ equity	$1,022,512	$961,940
 The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$36,877	$18,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,639	12,288
Amortization of debt issuance costs and non-cash interest	2,489	2,375
Gain on disposal of property and equipment	(1,042)	(466)
Deferred taxes	10,946	1,561
Stock-based compensation expense	7,961	2,489
Change in interest rate hedge	251	—
Changes in operating assets and liabilities (Note 17)	8,828	(28,005)
Net cash provided by operating activities	90,949	8,477
Cash flows from investing activities:
Capital expenditures	(22,088)	(7,871)
Proceeds from sale of property and equipment	1,557	1,265
Net cash used in investing activities	(20,531)	(6,606)
Cash flows from financing activities:
Repayments of debt	(52,695)	(10,435)
Distributions to noncontrolling interest owners	—	(5,900)
Purchase of treasury stock	—	(3,201)
Other borrowings	9,137	100
Net cash used in financing activities	(43,558)	(19,436)
Net change in cash and cash equivalents	26,860	(17,565)
Cash and cash equivalents at beginning of period	45,733	94,095
Cash and cash equivalents at end of period	$72,593	$76,530
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	27,772	$283	$251,019	518	$(6,142)	$(25,033)	$(209)	$219,918	$1,293	$221,211
Net income	—	—	—	—	—	3,115	—	3,115	100	3,215
Change in interest rate swap	—	—	—	—	—	—	(7,061)	(7,061)	—	(7,061)
Stock-based compensation	—	—	2,234	—	—	—	—	2,234	—	2,234
Issuance of stock	248	—	(2,460)	(248)	2,563	—	—	103	—	103
Shares withheld for taxes	(54)	—	(104)	46	(668)	—	—	(772)	—	(772)
Balance at March 31, 2020	27,966	$283	$250,689	316	$(4,247)	$(21,918)	$(7,270)	$217,537	$1,393	$218,930
Net income	—	—	—	—	—	18,210	—	18,210	55	18,265
Change in interest rate swap	—	—	—	—	—	—	(53)	(53)	—	(53)
Stock-based compensation	—	—	3,962	—	—	—	—	3,962	—	3,962
Issuance of stock	73	—	(740)	(73)	844	—	—	104	—	104
Shares withheld for taxes	(5)	—	(18)	3	(32)	—	—	(50)	—	(50)
Other	—	—	(73)	—	—	—	—	(73)	—	(73)
Balance at June 30, 2020	28,034	$283	$253,820	246	$(3,435)	$(3,708)	$(7,323)	$239,637	$1,448	$241,085
Net income	—	—	—	—	—	15,157	—	15,157	240	15,397
Change in interest rate swap	—	—	—	—	—	—	1,010	1,010	—	1,010
Stock-based compensation	—	—	1,765	—	—	—	—	1,765	—	1,765
Issuance of stock	66	—	(714)	(66)	917	—	—	203	—	203
Shares withheld for taxes	(14)	—	—	14	(133)	—	—	(133)	—	(133)
Other	—	—	(11)	—	—	—	—	(11)	—	(11)
Balance at September 30, 2020	28,086	$283	$254,860	194	$(2,651)	$11,449	$(6,313)	$257,628	$1,688	$259,316

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	26,597	$271	$233,795	467	$(4,731)	$(64,934)	$—	$164,401	$7,859	$172,260
Net income	—	—	—	—	—	1,815	—	1,815	46	1,861
Stock-based compensation	(1)	—	1,021	—	—	—	—	1,021	—	1,021
Distributions to owners	—	—	—	—	—	—	—	—	(5,100)	(5,100)
Purchase of treasury stock	(250)	—	—	250	(3,201)	—	—	(3,201)	—	(3,201)
Issuance of stock	130	—	(1,314)	(130)	1,314	—	—	—	—	—
Shares withheld for taxes	(52)	—	—	45	(564)	—	—	(564)	—	(564)
Balance at March 31, 2019	26,424	$271	$233,502	632	$(7,182)	$(63,119)	$—	$163,472	$2,805	$166,277
Net income	—	—	—	—	—	7,828	—	7,828	37	7,865
Stock-based compensation	—	—	649	—	—	—	—	649	—	649
Issuance of stock	49	—	(494)	(49)	494	—	—	—	—	—
Shares withheld for taxes	(7)	—	(98)	—	—	—	—	(98)	—	(98)
Balance at June 30, 2019	26,466	$271	$233,559	583	$(6,688)	$(55,291)	$—	$171,851	$2,842	$174,693
Net income	—	—	—	—	—	7,957	—	7,957	552	8,509
Stock-based compensation	—	—	819	—	—	—	—	819	—	819
Distributions to owners	—	—	—	—	—	—	—	—	(800)	(800)
Issuance of stock	13	—	(69)	(13)	139	—	—	70	—	70
Shares withheld for taxes	(3)	—	—	3	(32)	—	—	(32)	—	(32)
Balance at September 30, 2019	26,476	$271	$234,309	573	$(6,581)	$(47,334)	$—	$180,665	$2,594	$183,259
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
($ and share values in thousands, except per share data)
(Unaudited)

1.	NATURE OF OPERATIONS
Business Summary
Sterling Construction Company, Inc., (“Sterling,” “the Company,” “we,” “our” or “us”), a Delaware corporation, is a construction company that has been involved in the construction industry since its founding in 1955. The Company operates through a variety of subsidiaries within three segments specializing in Heavy Civil, Specialty Services and Residential projects in the United States (the “U.S.”), primarily across the southern U.S., the Rocky Mountain States, California and Hawaii, as well as other areas with strategic construction opportunities. Heavy Civil includes infrastructure and rehabilitation projects for highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems. Specialty Services projects include construction site excavation and drainage, drilling and blasting for excavation, foundations for multi-family homes, parking structures and other commercial concrete projects. Residential projects include concrete foundations for single-family homes.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Presentation Basis—The accompanying Condensed Financial Statements are presented in accordance with accounting policies generally accepted in the United States (“GAAP”) and reflect all wholly owned subsidiaries and those entities the Company is required to consolidate. See the “Consolidated 50% Owned Subsidiaries” and “Construction Joint Ventures” section of the Notes for further discussion of the Company’s consolidation policy for those entities that are not wholly owned. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Values presented within tables (excluding per share data) are in thousands. Reclassifications have been made to historical financial data in the Condensed Consolidated Financial Statements to conform to the current year presentation.
Estimates and Judgments—The preparation of the accompanying Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting estimates of the Company require a higher degree of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts over time, the valuation of long-lived assets, goodwill, income taxes and purchase accounting estimates, including goodwill and other intangible assets. Management continually evaluates all of its estimates and judgments based on available information and experience; however, actual results could differ from these estimates.
Significant Accounting Policies
Consistent with Regulation S-X Rule 10-1(a), the Company has omitted significant accounting policies in this quarterly report that would duplicate the disclosures contained in the Company’s annual report on Form 10-K for the year ended December 31, 2019 under “Part II, Item 8. - Notes to Consolidated Financial Statements.”
Receivables, including Retainage—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract and is generally collected within one year of the completion of a contract. At September 30, 2020 and December 31, 2019, receivables included $78,300 and $79,400 of retainage (contract asset), respectively.
 Receivables are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At both September 30, 2020 and December 31, 2019, our allowance for doubtful accounts against contracts receivable was zero.

Cash and Restricted cash—Our cash is comprised of highly liquid investments with maturities of three months or less. Restricted cash of approximately $6,100 and $4,800 is included in “Other current assets” on the Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, respectively. This primarily represents cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13 to add the guidance in ASC 326 on the impairment of financial instruments. The ASU introduces an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. The amendments in the ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2020 and noted no material impact to the Company’s Condensed Consolidated Financial Statements.

3.	PLATEAU ACQUISITION
General—On October 2, 2019, Sterling consummated the acquisition (the “Plateau Acquisition”) of all of the issued and outstanding shares of capital stock of LK Gregory Construction, Inc. and Plateau Excavation, Inc., and all of the issued and outstanding equity interests in DeWitt Excavation, LLC. The Plateau Acquisition was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.
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
(1) Sterling’s closing stock price on October 1, 2019
Purchase Price Allocation—The aggregate purchase price noted above was allocated to the assets and liabilities acquired based upon their estimated fair values at the acquisition closing date, which were based, in part, upon an external appraisal and valuation of certain assets, including specifically identified intangible assets. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired totaling $106,784 was recorded as goodwill.
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

Identifiable Intangible Assets—Intangible assets identified as part of the Plateau Acquisition are reflected in the table below and are recorded at their estimated fair value, as determined by the Company’s management, based on available information which includes a valuation from external experts. The estimated useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

	Weighted Average Life (Years)	October 2, 2019 Fair Value
Customer relationships	25	$191,800
Trade name	25	24,800
Non-compete agreements	5	2,000
Total		$218,600
Supplemental Pro Forma Information (Unaudited)—The following unaudited pro forma combined financial information (“the pro forma financial information”) gives effect to the Plateau Acquisition, accounted for as a business combination using the purchase method of accounting. The pro forma financial information reflects the Plateau Acquisition and related events as if they occurred at the beginning of the period, and gives effect to pro forma events that are: directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results of Sterling and Plateau following the Plateau Acquisition. The pro forma financial information includes adjustments to (1) exclude transaction costs that were included in historical results and are expected to be non-recurring, (2) include additional intangibles amortization and net interest expense associated with the Plateau Acquisition and (3) include the pro forma results of Plateau for the three and nine months ended September 30, 2019. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the Plateau Acquisition.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Pro forma revenue	$381,721	$1,012,192
Pro forma net income attributable to Sterling	$29,902	$58,225

4.	REVENUE FROM CUSTOMERS
Backlog
The Company had the following backlog, by segment:

	September 30, 2020	December 31, 2019
Heavy Civil Backlog	$945,060	$834,049
Specialty Services Backlog	293,081	233,976
Total Heavy Civil and Specialty Services Backlog	$1,238,141	$1,068,025
The Company expects to recognize approximately 66% of its backlog as revenue during the next twelve months, and the balance thereafter.

Revenue Disaggregation
The following tables present the Company’s revenue disaggregated by major end market and contract type:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by major end market	2020	2019	2020	2019
Heavy Highway	$148,239	$142,118	$397,139	$365,692
Aviation	20,473	39,105	83,797	106,103
Water Containment and Treatment	17,751	15,960	56,089	46,709
Other	14,615	21,711	40,116	51,131
Heavy Civil Revenue	$201,078	$218,894	$577,141	$569,635

Land Development	$114,961	$—	$296,845	$—
Commercial	25,010	32,863	83,552	91,436
Specialty Services Revenue	$139,971	$32,863	$380,397	$91,436

Residential Revenue	$42,409	$39,942	$122,646	$118,663

Revenues	$383,458	$291,699	$1,080,184	$779,734

Revenue by contract type
Fixed-Unit Price	$187,692	$207,807	$631,639	$534,323
Lump Sum	148,463	43,959	301,025	125,096
Residential and Other	47,303	39,933	147,520	120,315
Revenues	$383,458	$291,699	$1,080,184	$779,734
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
Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of approximately $7,900 and $3,000, at September 30, 2020 and December 31, 2019, respectively, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
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

Changes in contract estimates resulted in net increases of approximately $2,700 and $5,000 for the three and nine months ended September 30, 2020, and net increases of approximately $500 and $3,700 for the three and nine months ended September 30, 2019, included in “Operating income” on the Condensed Consolidated Statements of Operations.

5.	CONSOLIDATED 50% OWNED SUBSIDIARIES
The Company has 50% ownership interests in two subsidiaries (“Myers” and “RHB”) that it fully consolidates as a result of its exercise of control over the entities. The earnings attributable to the 50% portions the Company does not own were approximately $2,600 and $8,900 for the three and nine months ended September 30, 2020, respectively, and $5,500 and $8,200 for the three and nine months ended September 30, 2019, respectively, and are eliminated within “Other operating expense, net” in the Condensed Consolidated Statements of Operations. Any undistributed earnings for partners are included in “Members’ interest subject to mandatory redemption and undistributed earnings” within the Condensed Consolidated Balance Sheets and are mandatorily payable at the time of the noncontrolling owners’ death or permanent disability.
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
The liability consists of the following:

	September 30, 2020	December 31, 2019
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	10,798	9,003
Total liability	$50,798	$49,003
The Company must determine whether any of its entities, including these two 50% owned subsidiaries, in which it participates, is a VIE. The Company determined Myers is a VIE, as the Company is the primary beneficiary, as pursuant to the terms of the Myers Operating Agreement the Company is exposed to the majority of potential losses of the partnership.
Summary financial information for Myers is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$57,566	$55,111	$156,292	$157,189
Operating income	$1,889	$1,861	$3,093	$4,142
Net income	$1,864	$1,869	$3,073	$4,160

6.	CONSTRUCTION JOINT VENTURES
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

	September 30, 2020	December 31, 2019
Current assets	$120,688	$92,710
Current liabilities	$(125,294)	$(86,705)
Sterling’s receivables from and equity in construction joint ventures	$13,802	$9,196

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$58,541	$40,875	$128,853	$127,565
Income before tax	$7,814	$3,588	$14,487	$14,401
Sterling’s noncontrolling interest:
Revenues	$26,195	$20,119	$58,653	$61,774
Income before tax	$3,541	$1,769	$6,559	$5,869
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
The Company determined that the joint venture between Ralph L. Wadsworth Construction, LLC, a subsidiary of the Company (“RLW”) (51% owner), and SEMA Construction Inc. (“SEMA”) (49% owner) is a VIE because the Company is the primary beneficiary, as pursuant to the terms of the SEMA Operating Agreement, the Company is exposed to 51% of potential losses of the partnership.
Summary financial information for SEMA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$4,266	$768	$11,734	$2,397
Operating income	$290	$50	$961	$162
Net income	$292	$51	$967	$164

7.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	September 30, 2020	December 31, 2019
Construction and transportation equipment	$225,887	$217,945
Buildings and improvements	19,275	14,641
Land	3,891	3,891
Office equipment	2,762	2,767
Total property and equipment	251,815	239,244
Less accumulated depreciation	(130,281)	(123,214)
Total property and equipment, net	$121,534	$116,030
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $5,232 and $16,070 for the three and nine months ended September 30, 2020, respectively, and $3,215 and $10,488 for the three and nine months ended September 30, 2019, respectively.

8.	OTHER INTANGIBLE ASSETS
The following table presents the Company’s acquired finite-lived intangible assets at September 30, 2020 and December 31, 2019:

		September 30, 2020		December 31, 2019
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	25 years	$232,623	$(13,990)	$232,623	$(6,911)
Trade name	23 years	30,107	(2,830)	30,107	(1,692)
Non-competition agreements	5 years	2,487	(643)	2,487	(291)
Total	24 years	$265,217	$(17,463)	$265,217	$(8,894)
    The Company's intangible amortization expense was $2,866 and $8,569 for the three and nine months ended September 30, 2020, respectively, and $600 and $1,800 for the three and nine months ended September 30, 2019, respectively.

9.	DEBT
The Company’s outstanding debt was as follows:

	September 30, 2020	December 31, 2019
Term Loan Facility	$380,000	$400,000
Revolving Credit Facility	—	20,000
Credit Facility	380,000	420,000
Note payable to seller, Plateau Acquisition	10,000	10,000
Notes and deferred payments to sellers, Tealstone Acquisition	—	12,230
Finance leases and other debt	10,429	805
Total debt	400,429	443,035

Less - Current maturities of long-term debt	(57,476)	(42,473)
Less - Unamortized debt issuance costs	(7,716)	(9,935)
Total long-term debt	$335,237	$390,627

Credit Facility—On October 2, 2019, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into a Credit Agreement (as amended, the “Credit Agreement”) with BMO Harris Bank N.A., as administrative agent (the “Agent”), Bank of America, N.A., as syndication agent, and BMO Capital Markets Corp. and BofA Securities, Inc., as joint lead arrangers and joint book runners. The Credit Agreement provides the Company with senior secured debt financing in an amount up to $475,000 in the aggregate, consisting of (i) a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $75,000 (with a $75,000 limit for the issuance of letters of credit and a $15,000 sublimit for swing line loans) and (ii) a senior secured first lien term loan facility (the “Term Loan Facility”) in the amount of $400,000 (collectively, the “Credit Facility”). The obligations under the Credit Facility are secured by substantially all assets of the Company and the subsidiary guarantors, subject to certain permitted liens and interests of other parties. The Credit Facility will mature on October 2, 2024.
The Revolving Credit Facility bears interest at either the base rate (“Base Rate”) plus a margin (4.25% and 3.50% per annum, respectively, at September 30, 2020), or one-, two-, three-, six- or, if available, twelve-month London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin (0.162% and 4.50% per annum, respectively, at September 30, 2020, using a one-month LIBOR rate), at the Company’s election. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. Interest under the Revolving Credit Facility is payable (i) with respect to LIBOR borrowings, on the last day of each applicable interest period (one, two, three, six or twelve months), unless the applicable interest period is longer than three months, then on each day occurring every three months after the commencement of such interest period, and on the maturity date, and (ii) with respect to Base Rate borrowings, on the last day of every calendar quarter and on the maturity date. At September 30, 2020, we had no outstanding borrowings under the facility, providing $75,000 of available capacity. During the nine months ended September 30, 2020, our weighted average interest rate on borrowings under the Revolving Credit Facility was approximately 6.68%. The Revolving Credit Facility may be repaid in whole or in part at any time, with final payment of all principal and interest then outstanding due on October 2, 2024.
Interest under the Term Loan Facility is payable at the same frequencies and bears interest at the same rate options as the Revolving Credit Facility. We utilize an interest rate swap to hedge against $350,000 of the outstanding Term Loan Facility, which resulted in a weighted average interest rate of approximately 5.80% per annum during the nine months ended September 30, 2020. At September 30, 2020, we had $380,000 of outstanding borrowings under the facility. Principal payments on the Term Loan Facility total $30,000, $50,000, $50,000, $50,000 and $220,000 for each of the years ending 2020, 2021, 2022, 2023, and 2024, respectively. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on October 2, 2024.
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
Debt issuance costs—The costs associated with the Term Loan Facility and Revolving Credit Facility are reflected on the Balance Sheets as a direct reduction from the related debt liability and amortized over the terms of the respective facilities. Amortization of debt issuance costs was $727 and $2,219 for the three and nine months ended September 30, 2020, respectively, and zero and $1,555 for the three and nine months ended September 30, 2019, respectively, and was recorded as interest expense.
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

Notes and deferred Payments to Sellers, Tealstone Acquisition—At September 30, 2020, the Company had no balance remaining on the combined promissory notes and deferred cash payments issued as part of the Tealstone Acquisition. During the nine months ended September 30, 2020, the Company paid $5,000 of deferred cash payments and $7,500 on promissory notes that were due on April 3, 2020.
Finance Leases and Other Debt—The Company had finance leases of $610 and $764 at September 30, 2020 and December 31, 2019, respectively. The finance leases have payment terms ranging from 3 to 5 years and the associated interest rates range from 2.99% to 6.92%. Additionally, during the second quarter of 2020, the Company’s two 50% owned subsidiaries received three short-term Paycheck Protection Program loans (the “PPP Loans”) totaling approximately $9,800. The loans may be fully or partially forgiven if the funds are used for payroll related costs, interest on mortgages, rent, and utilities, and as long as our employee headcount and salary levels remain consistent with our baseline period over an eight to twenty-four week period following the date the loans were received. Any forgiveness of the loans requires approval by the Small Business Administration (“SBA”). If the SBA determines that the loans are not fully or partially forgiven, the balance is subject to a 1% interest rate and requires repayment. The PPP Loans have been classified as short-term debt under “Current Liabilities” on the Condensed Consolidated Balance Sheets at September 30, 2020, as we expect to submit forgiveness applications and receive a determination by the SBA within the next three to six months.
Compliance and other—As of September 30, 2020, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Condensed Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, the carrying values of our debt outstanding approximated the fair values.

10.	LEASE OBLIGATIONS
    The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of 1 month to 8 years, some of which include options to extend the leases for up to 10 years.
    The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$2,187	$2,276	$6,421	$6,447
Short-term lease cost	$3,311	$5,363	$10,337	$13,375

Finance lease cost:
Amortization of right-of-use assets	$49	$69	$154	$140
Interest on lease liabilities	7	9	22	12
Total finance lease cost	$56	$78	$176	$152
    Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,281	$6,277
Operating cash flows from finance leases	$22	$12
Financing cash flows from finance leases	$154	$140

Right-of-use assets obtained in exchange for lease obligations (noncash):
Operating leases	$7,679	$8,138
Finance leases	$—	$770

    Supplemental balance sheet information related to leases was as follows:

	September 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$17,250	$13,979

Current portion of long-term lease obligations	$7,624	$7,095
Long-term lease obligations	9,668	6,976
Total operating lease liabilities	$17,292	$14,071

Finance Leases
Property and equipment, at cost	$1,479	$1,479
Accumulated depreciation	(647)	(482)
Property and equipment, net	$832	$997

Current maturities of long-term debt	$193	$204
Long-term debt	417	560
Total finance lease liabilities	$610	$764

Weighted Average Remaining Lease Term
Operating leases	3.4	2.5
Finance leases	3.7	4.0

Weighted Average Discount Rate
Operating leases	5.7%	6.0%
Finance leases	4.2%	4.2%
    Maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2020 (excluding the nine months ended September 30, 2020)	$1,774	$56
2021	7,231	208
2022	5,177	161
2023	2,568	154
2024	1,021	77
Thereafter	1,549	—
Total lease payments	$19,320	$656
Less imputed interest	(2,028)	(46)
Total	$17,292	$610

11.	FINANCIAL INSTRUMENTS
Derivatives
    Interest Rate Derivative—We continue to utilize a swap arrangement to hedge against interest rate variability associated with $350,000 of the $380,000 outstanding under the Term Loan Facility. The Company has designated its interest rate swap agreement as a cash flow hedging derivative. To the extent the derivative instrument is effective and the documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) (“OCI”) until the underlying hedged item is recognized in earnings. The total fair value of the contract was a net loss of $8,370 at September 30, 2020.
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
•Level 3—Fair value is based on internally developed models that use, as their basis, significant unobservable market parameters. The Company did not have any level 3 classifications at September 30, 2020 or December 31, 2019.
    The following table presents the fair value of the interest rate derivative by valuation hierarchy and balance sheet classification:

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative Assets
Other current assets	$—	$—	$—	$—	$—	$216	$—	$216
Other non-current assets	—	—	—	—	—	—	—	—
Total assets at fair value	$—	$—	$—	$—	$—	$216	$—	$216
Derivative Liabilities
Other current liabilities	$—	$(4,648)	$—	$(4,648)	$—	$(61)	$—	$(61)
Other non-current liabilities	—	(3,722)	—	(3,722)	—	(398)	—	(398)
Total liabilities at fair value	$—	$(8,370)	$—	$(8,370)	$—	$(459)	$—	$(459)
    The carrying values of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At September 30, 2020, the fair value of the term loan, based upon the current market rates for debt with similar credit risk and maturities, approximated its carrying value as interest is based on LIBOR plus an applicable margin.
    OCI—The following table presents the total value recognized in OCI and reclassified from accumulated other comprehensive income (loss) (“AOCI”) into earnings during the three and nine months ended September 30, 2020 for derivatives designated as cash flow hedges:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Before Tax Amount	Tax Amount	Net of Tax Amount	Before Tax Amount	Tax Amount	Net of Tax Amount
Net gain (loss) recognized in OCI	$50	$(11)	$39	$(10,155)	$2,285	$(7,870)
Net amount reclassified from AOCI into earnings(1)	1,253	(282)	971	2,279	(513)	1,766
Change in other comprehensive income	$1,303	$(293)	$1,010	$(7,876)	$1,772	$(6,104)
(1) Net unrealized losses totaling $4,427 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.

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
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Current tax expense	$1,557	$113	$3,766	$221
Deferred tax expense	4,723	800	10,946	1,561
Income tax expense	$6,280	$913	$14,712	$1,782

Cash paid for income taxes	$2,900	$323	$2,944	$323
The effective income tax rate varied from the 21% federal statutory rate primarily as a result of state income taxes, disallowed compensation and net income attributable to noncontrolling interest owners, which is taxable to those owners rather than to the Company. In addition, 2019 included a reduction in the tax valuation allowance.
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
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) and an employee stock purchase plan (the “ESPP”) that are administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”). Changes in common stock, additional paid in capital and treasury stock during the nine months ended September 30, 2020 primarily relate to activity associated with the Stock Incentive Plan, the ESPP and share repurchases.
Share Grants—During the nine months ended September 30, 2020, the Company had the following share grants associated with the Stock Incentive Plan:

	Shares	Weighted Average Grant-Date Fair Value per Share
RSAs	51	$8.73
RSUs	160	$13.72
PSUs (at target)	176	$14.06
Total shares granted	387

Share Issuances—During the nine months ended September 30, 2020, the Company had the following share issuances associated with the Stock Incentive Plan and the ESPP:

Shares
RSAs (issued upon grant)	51
RSUs (issued upon vesting)	88
PSUs (issued upon vesting)	104
ESPP (issued upon sale)	33
Total shares issued	276
Stock-Based Compensation Expense—During the three and nine months ended September 30, 2020, the Company recognized $1,765 and $7,961, respectively, of stock-based compensation expense, and during the three and nine months ended September 30, 2019, the Company recognized $819 and $2,489 of stock-based compensation expense, respectively, primarily within general and administrative expenses. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures. Included within total stock-based compensation expense for the three and nine months ended September 30, 2020 is $18 and $54, respectively, of expense related to the ESPP, and during the three and nine months ended September 30, 2019, the Company recognized $12 of expense related to the ESPP. At September 30, 2020, 754 authorized shares remained available for issuance under the ESPP.
Shares Withheld for Taxes—The Company withheld 11 and 60 shares for taxes on RSU/PSU stock-based compensation vestings for $105 and $805 during the three and nine months ended September 30, 2020, respectively. The Company withheld 3 and 13 shares for taxes on RSA stock-based compensation vestings for $28 and $150 during the three and nine months ended September 30, 2020, respectively.
Warrants—During the nine months ended September 30, 2020, certain holders of warrants elected the cashless exercise option and the Company issued 110 common shares on the exercise of 470 warrants with a market value of $1,477.
AOCI—During the three and nine months ended September 30, 2020, changes in AOCI were a result of net gains (losses) recognized in OCI and amounts reclassified from AOCI into earnings related to our interest rate derivative. See Note 11 - Financial Instruments for further discussion of our cash flow hedge.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to Sterling common stockholders	$15,157	$7,957	$36,482	$17,600
Denominator:
Weighted average common shares outstanding — basic	28,003	26,365	27,832	26,359
Shares for dilutive unvested stock and warrants	230	272	154	302
Weighted average common shares outstanding — diluted	28,233	26,637	27,986	26,661
Basic net income per share attributable to Sterling common stockholders	$0.54	$0.30	$1.31	$0.67
Diluted net income per share attributable to Sterling common stockholders	$0.54	$0.30	$1.30	$0.66

16.	SEGMENT INFORMATION
The Company’s internal and public segment reporting are aligned based upon the services offered by its operating segments. The Company’s operations consist of three reportable segments: Heavy Civil, Specialty Services and Residential. The Company’s Chief Operating Decision Maker evaluates the performance of the operating segment based upon revenue and income from operations. Each segment’s income from operations reflects corporate costs, allocated based primarily upon revenue.
The following table presents total revenue and income from operations by reportable segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Heavy Civil	$201,078	$218,894	$577,141	$569,635
Specialty Services	139,971	32,863	380,397	91,436
Residential	42,409	39,942	122,646	118,663
Total Revenue	$383,458	$291,699	$1,080,184	$779,734

Operating Income
Heavy Civil	$2,405	$7,420	$2,679	$11,020
Specialty Services	21,474	1,371	55,834	3,284
Residential	5,353	5,220	16,480	15,873
Subtotal	29,232	14,011	74,993	30,177
Acquisition related costs	(401)	(1,896)	(1,013)	(2,158)
Total Operating Income	$28,831	$12,115	$73,980	$28,019

17.	SUPPLEMENTAL CASH FLOW INFORMATION
    Operating assets and liabilities—The following table summarizes the changes in the components of operating assets and liabilities:

	Nine Months Ended September 30,
	2020	2019
Accounts receivable, including retainage	$(23,095)	$(15,486)
Contracts in progress, net	29,220	(26,934)
Receivables from and equity in construction joint ventures	(4,606)	(3,931)
Other current and non-current assets	(5,579)	(2,111)
Accounts payable	(10,257)	11,198
Accrued compensation and other liabilities	21,350	7,330
Members' interest subject to mandatory redemption and undistributed earnings	1,795	1,929
Changes in operating assets and liabilities	$8,828	$(28,005)

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
Actual events, results and outcomes may differ materially from those anticipated, projected or assumed in the forward-looking statements due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•potential risks and uncertainties relating to the ultimate impact of the ongoing COVID-19 pandemic, including the duration of the COVID-19 pandemic, additional actions that may be taken by governmental authorities to contain the COVID-19 pandemic or to address its impact and the potential ongoing or further negative impact of the COVID-19 pandemic on the global economy and financial markets;
•factors that affect the accuracy of estimates inherent in the bidding for contracts, estimates of backlog, and over time recognition accounting policies, including onsite conditions that differ materially from those assumed in the original bid, contract modifications, mechanical problems with machinery or equipment and effects of other risks referenced below;
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
•any prolonged shutdown of the federal government;
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
•adverse weather conditions;
•our ability to successfully identify, finance, complete and integrate acquisitions;
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

OVERVIEW

General—Sterling Construction Company, Inc. (“Sterling” or “the Company”), is a construction company that has been involved in the construction industry since its founding in 1955. The Company operates through a variety of subsidiaries within three segments specializing in Heavy Civil, Specialty Services and Residential projects in the United States (the “U.S.”), primarily across the southern U.S., the Rocky Mountain States, California and Hawaii, as well as other areas with strategic construction opportunities. Heavy Civil includes infrastructure and rehabilitation projects for highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems. Specialty Services projects include construction site excavation and drainage, drilling and blasting for excavation, foundations for multi-family homes, parking structures and other commercial concrete projects. Residential projects include concrete foundations for single-family homes.
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
Impact of COVID-19—On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to COVID-19. Federal, state and local authorities have advised social distancing and many imposed shelter-in-place and stay-at-home orders, including some mandatory business closures. Authorities in some areas of the U.S. began to relax these quarantine and isolation measures in the second quarter of 2020, but a resurgence of COVID-19 cases in mid-July in many regions of the country, including some areas where the Company does business, has, in some cases caused authorities to either defer the phasing out of these restrictions or re-impose quarantine and isolation measures. The number of new cases had been decreasing since the most recent spike, and authorities continued to relax certain restrictions during the third quarter 2020. However, recent reports indicate there may be another resurgence in cases currently occurring as of mid-October 2020. The measures taken have had, and are expected to continue to have, serious adverse effects on the U.S. and global economies of an unknown severity and duration. The Company continues to monitor closely the actual and expected impacts of the COVID-19 pandemic on our business, financial condition and results of operations. Sterling’s business has been identified as a component of “Essential Critical Infrastructure” per the National Cybersecurity and Infrastructure Agency, and to date, we have not experienced significant shutdowns of project sites or operational interruptions. Consistent with governmental orders and public health guidelines, the Company has continued to operate across its footprint. For the Company’s office-based personnel, the Company is social distancing and, where practical, working from home. For personnel onsite at the Company’s construction sites, the Company has taken mitigation measures to prevent the spread of COVID-19, including but not limited to, social distancing, wellness checks, providing sanitation stations and wearing personal protective equipment. While the Company has not incurred significant disruptions thus far from the COVID-19 pandemic, the pandemic may impact our business, condensed consolidated results of operations and financial condition in the future. However, the significance of the impact on our operations going forward is not yet certain and depends on numerous evolving factors as discussed further in Part II, Item 1A "Risk Factors" in this Form 10-Q.
MARKET OUTLOOK AND TRENDS
Heavy Civil—Sterling’s Heavy Civil business is primarily driven by federal, state and municipal funding. Federal funds, on average, provide 50% of annual State Department of Transportation (“DOT”) capital outlays for highway and bridge projects. Several of the states in Sterling’s key markets have instituted actions to further increase annual spending. In November 2018, various state and local transportation measures were passed securing, and in some cases increasing, funding of $1.57 billion in California, $1.27 billion in Texas, $528.5 million in Arizona, $128.2 million in Colorado and $87 million in Utah. In October 2018, the Federal Aviation Administration reauthorized $3.35 billion annually for the next five years. This reauthorization also includes more than $1 billion a year for airport infrastructure grants and about $1.7 billion for disaster relief. In addition to the state locally funded actions, this is the final year of the five-year $305 billion 2015 federally funded Fixing America’s Surface Transportation (“FAST”) Act that increased the annual federal highway investment by 15.1% over the five-year period from 2016 to 2020. With the FAST Act set to expire this year, the federal government is currently working towards a bipartisan Federal Infrastructure Bill (America’s Transportation Infrastructure Act) that would both increase and solidify funding for the next five years. Should the federal government approve this incremental infrastructure investment, it would be an additional growth catalyst; however, it would be unlikely to create a significant business impact before the end of 2020 or 2021. The Heavy Civil segment continues to see an unfavorable productivity impact related to the pandemic as customers and back offices began to work virtually and new procedures and protocol were developed and implemented into field operations beginning in the first quarter of 2020.

Specialty Services—Sterling’s Specialty Services business is primarily driven by investments from end users and developers. Key end users, including Amazon, Facebook and Home Depot, have begun implementing publicly announced multi-year capital infrastructure campaigns. In our primary market in the southeastern United States, and specifically Georgia, the availability rate remains low and positive new square footage development trends continue. In our key commercial markets forecasted net absorption continues to be positive, with more space leased than supplied to the market. Additionally, the lending environment continues to sustain new development within our Specialty Services space. However, the outlook for multifamily vacancy rate continues to be below its long-term average and we are experiencing a slowdown in investment in this space.

Residential—The Company’s Residential business is directly related to new home starts in its key markets. The Company’s core customer base is primarily made up of leading national, regional and custom home builders, including D.R. Horton, Lennar and PulteGroup. The Company has continued its expansion of its Residential business into the Houston market. Although our customers anticipated a slowdown in the housing market and demand for new developments for the second quarter of 2020, our actual revenues exceeded those expectations. However, due to the recent resurgence of COVID-19 infections, we may still experience a slowdown in the demand for new developments in future periods.
BACKLOG
At September 30, 2020, our backlog (“Backlog”) of construction projects, made up of our Heavy Civil and Specialty Services segments, was $1.24 billion, as compared to $1.07 billion at December 31, 2019. The contracts in our Backlog are typically completed in 6 to 36 months. Contracts in which we are the apparent low bidder for projects (“Unsigned Low-bid Awards”) are excluded from Backlog until the contract is executed by our customer. Unsigned Low-bid Awards were $270 million at September 30, 2020 and $273 million at December 31, 2019. The combination of our Backlog and Unsigned Low-bid Awards, which we refer to as “Combined Backlog,” totaled $1.51 billion and $1.34 billion as of September 30, 2020 and December 31, 2019, respectively.
The Company’s margin in Backlog has increased from 11.5% at December 31, 2019 to 12.4% at September 30, 2020 and the Combined Backlog margin increased from 11.0% at December 31, 2019 to 11.6% at September 30, 2020, driven by a greater mix of Specialty Services awards.
RESULTS OF OPERATIONS
Consolidated Results
Summary—For the third quarter of 2020, the Company had operating income of $28.8 million, income before income taxes of $21.7 million, net income attributable to Sterling common stockholders of $15.2 million and net income per diluted share attributable to Sterling common stockholders of $0.54.
Consolidated financial highlights for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Revenues	$383,458	$291,699	$1,080,184	$779,734
Gross profit	49,916	29,216	144,760	74,215
General and administrative expenses	(15,154)	(10,239)	(51,209)	(32,302)
Intangible asset amortization	(2,866)	(600)	(8,569)	(1,800)
Acquisition related costs	(401)	(1,896)	(1,013)	(2,158)
Other operating expense, net	(2,664)	(4,366)	(9,989)	(9,936)
Operating income	28,831	12,115	73,980	28,019
Interest, net	(7,154)	(2,693)	(22,391)	(8,002)
Income before income taxes	21,677	9,422	51,589	20,017
Income tax expense	(6,280)	(913)	(14,712)	(1,782)
Less: Net income attributable to noncontrolling interests	(240)	(552)	(395)	(635)
Net income attributable to Sterling common stockholders	$15,157	$7,957	$36,482	$17,600

Gross margin	13.0%	10.0%	13.4%	9.5%

Revenues—Revenues were $383.5 million for the third quarter of 2020, an increase of $91.8 million or 31% compared with the third quarter of 2019. The increase in the third quarter of 2020 was driven by a $107.1 million increase in Specialty Services due to the inclusion of the quarter results from Plateau, which was acquired on October 2, 2019, and a $2.5 million increase in Residential, partly offset by a $17.8 million decrease in Heavy Civil. Revenues were $1,080.2 million for the nine months ended September 30, 2020, an increase of $300.5 million or 39% compared with the nine months ended September 30, 2019. The increase in the nine months ended September 30, 2020 was driven by a $289.0 million increase in Specialty Services due to the inclusion of nine months of results from Plateau, a $7.5 million increase in Heavy Civil, and a $4.0 million increase in Residential.
Gross profit—Gross profit was $49.9 million for the third quarter of 2020, an increase of $20.7 million or 71% compared to the third quarter of 2019. The Company’s gross margin as a percent of revenue increased to 13.0% in the third quarter of 2020, as compared to 10.0% in the third quarter of 2019. The increases in gross profit and gross margin as a percent of revenue are primarily driven by Specialty Services due to the inclusion of a full quarter results from Plateau. Gross profit was $144.8 million for the nine months ended September 30, 2020, an increase of $70.5 million or 95% compared with the nine months ended September 30, 2019. The Company’s gross margin as a percent of revenue increased to 13.4% in the nine months ended September 30, 2020, as compared to 9.5% in the nine months ended September 30, 2019. The increase in gross profit and gross margin as a percent of revenue are primarily driven by Specialty Services due to the inclusion of nine months of results from Plateau operations in 2020.
Contracts in progress which were not substantially completed totaled approximately 215 and 183 at September 30, 2020 and 2019, respectively. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
General and administrative expenses—General and administrative expenses were $15.2 million for the third quarter of 2020, an increase of $4.9 million compared to the third quarter of 2019. General and administrative expenses were $51.2 million for the nine months ended September 30, 2020, an increase of $18.9 million compared to the nine months ended September 30, 2019. These increases were primarily due to the inclusion of the results from Plateau operations in 2020 and higher stock compensation and other corporate related cost.
Intangible asset amortization—Intangible asset amortization was $2.9 million for the third quarter of 2020, an increase of $2.3 million compared to the third quarter of 2019. Intangible asset amortization was $8.6 million for the nine months ended September 30, 2020, an increase of $6.8 million compared to the nine months ended September 30, 2019. The increases were a result of the Plateau Acquisition.
Acquisition related costs—The Company had acquisition related costs of $0.4 million and $1.9 million during the third quarter of 2020 and 2019, respectively, and $1.0 million and $2.2 million for the nine months ended September 30, 2020 and 2019, respectively, all of which related to the Plateau Acquisition.
Other operating expense, net—Other operating expense, net, includes 50% of earnings and losses related to Members’ interest of consolidated 50% owned subsidiaries (included within Heavy Civil), earn-out expense and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and increase the liability account. The change in other operating expense, net, was a decrease of $1.7 million during the third quarter of 2020 compared to the third quarter of 2019. Earn-out expense decreased by $0.1 million during the third quarter of 2020 to $0.1 million from $0.2 million in the third quarter of 2019. Members’ interest earnings decreased by $1.6 million during the third quarter of 2020 to $2.6 million from $4.2 million in the third quarter of 2019. The change in other operating expense, net, was an increase of $0.1 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Earn-out expense decreased by $0.6 million during the nine months ended September 30, 2020 to $1.1 million from $1.7 million in the nine months ended September 30, 2019. Members’ interest earnings increased by $0.7 million during the nine months ended September 30, 2020 to $8.9 million from $8.2 million in the nine months ended September 30, 2019.
Interest expense—Interest expense was $7.2 million in the third quarter of 2020 compared to $3.0 million in the third quarter of 2019 and interest expense was $22.5 million in the nine months ended September 30, 2020 compared to $9.0 million in the nine months ended September 30, 2019. The increases were due to borrowings related to the Plateau Acquisition.
Income taxes—The effective income tax rate was 29.0% and 28.5% in the third quarter of 2020 and the nine months ended September 30, 2020, respectively, compared to 9.7% and 8.9% in the third quarter of 2019 and the nine months ended September 30, 2019. The increases in both periods are in part due to a reduction in the tax valuation allowance that reduced the effective income tax rate in 2019 and in part due to additional state taxes in 2020 primarily related to Plateau. Due to its net operating loss carryforwards, the Company expects no cash payments for federal income taxes for 2020 or 2019. See Note 13 - Income Taxes for more information.
Segment Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2020	% of Revenue	2019	% of Revenue	2020	% of Revenue	2019	% of Revenue
Revenue
Heavy Civil	$201,078	52%	$218,894	75%	$577,141	54%	$569,635	73%
Specialty Services	139,971	37%	32,863	11%	380,397	35%	91,436	12%
Residential	42,409	11%	39,942	14%	122,646	11%	118,663	15%
Total Revenue	$383,458		$291,699		$1,080,184		$779,734

Operating Income
Heavy Civil	$2,405	1.2%	$7,420	3.4%	$2,679	0.5%	$11,020	1.9%
Specialty Services	21,474	15.3%	1,371	4.2%	55,834	14.7%	3,284	3.6%
Residential	5,353	12.6%	5,220	13.1%	16,480	13.4%	15,873	13.4%
Subtotal	29,232	7.6%	14,011	4.8%	74,993	6.9%	30,177	3.9%
Acquisition related costs	(401)		(1,896)		(1,013)		(2,158)
Total Operating Income	$28,831	7.5%	$12,115	4.2%	$73,980	6.8%	$28,019	3.6%
Heavy Civil
Revenues—Revenues were $201.1 million for the third quarter of 2020, a decrease of $17.8 million or 8.1% compared to the third quarter of 2019. The decrease was driven by lower aviation revenue for the third quarter of 2020 compared to the third quarter of 2019. Revenues were $577.1 million for the nine months ended September 30, 2020, a increase of $7.5 million or 1.3% compared to the nine months ended September 30, 2019. The increase was driven by higher heavy highway revenue for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, partly offset by the aforementioned third quarter impact.
Operating Income—Operating income was $2.4 million for the third quarter of 2020, a decrease of $5.0 million, compared to the third quarter of 2019. The decrease was the result of a charge for increased estimated cost to complete the construction of three separate bridges in Texas and a margin shift due to lower volume on aviation work and higher volume of lower margin heavy highway work. The company expects the margin mix to improve in 2021 with the ramp up of several large projects which are in backlog. Operating income was $2.7 million for the nine months ended September 30, 2020, a decrease of $8.3 million, compared to the nine months ended September 30, 2019. The decrease was the result of the aforementioned third quarter impact and greater project mix shift to our 50% owned subsidiaries which increased members interest by $0.7 million and additional costs associated with COVID-19.
Specialty Services
Revenues—Revenues were $140.0 million for the third quarter of 2020, an increase of $107.1 million compared to the third quarter of 2019. The increase was driven by the inclusion of Plateau’s operations in the third quarter of 2020, partly offset by a decrease in Commercial revenues. Revenues were $380.4 million for the nine months ended September 30, 2020, an increase of $289.0 million compared to the nine months ended September 30, 2019. The increase was primarily attributable to the inclusion of nine months of results from Plateau operations in 2020, partly offset by a decrease in Commercial revenues.
Operating income—Operating income was $21.5 million for the third quarter of 2020, an increase of $20.1 million, compared to the third quarter of 2019 and operating income was $55.8 million for the nine months ended September 30, 2020, an increase of $52.6 million, compared to the nine months ended September 30, 2019. The increases were primarily attributable to the inclusion of operating income generated from Plateau operations in 2020.

Residential
Revenues—Revenues were $42.4 million for the third quarter of 2020, an increase of $2.5 million or 6.2%, compared to the third quarter of 2019. Revenues were $122.6 million for the nine months ended September 30, 2020, an increase of $4.0 million or 3.4%, compared to the nine months ended September 30, 2019. The increases in revenue were primarily the result of the continued ramp-up of work in Houston.
Operating income—Operating income was $5.4 million for the third quarter of 2020, an increase of $0.1 million, compared to the third quarter of 2019 and operating income was $16.5 million for the nine months ended September 30, 2020, an increase of $0.6 million, compared to the nine months ended September 30, 2019. The increases were driven by the ramp-up of operations and scale in Houston. Houston as a percentage of completed slabs was 15% for the third quarter of 2020 compared to 11% for the third quarter of 2019. Operating income as a percent of revenue decreased 45 basis points compared to the third quarter of 2019, driven by the ramp-up of operations and scale in Houston, temporary price concessions implemented to mitigate a potential decrease in demand due to COVID-19, and an increase in lumber and concrete costs in 2020.
LIQUIDITY AND SOURCES OF CAPITAL
Cash—Cash at September 30, 2020, was $72,593, and includes the following components:

(In thousands)	September 30, 2020	December 31, 2019
Generally Available	$35,083	$29,659
Consolidated 50% Owned Subsidiaries	30,658	12,004
Construction Joint Ventures	6,852	4,070
Total Cash	$72,593	$45,733
The following tables set forth information about our cash flows and liquidity:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$90,949	$8,477
Investing activities	(20,531)	(6,606)
Financing activities	(43,558)	(19,436)
Net change in cash and cash equivalents	$26,860	$(17,565)
Operating Activities—During the nine months ended September 30, 2020, net cash provided by operating activities was $90.9 million compared to net cash provided by operating activities of $8.5 million in the nine months ended September 30, 2019. Cash flows provided by operating activities were driven by net income, adjusted for various non-cash items and changes in accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below, and other accrued liabilities.
Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in the components of Contract Capital during the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Costs and estimated earnings in excess of billings	$(12,755)	$(26,060)
Billings in excess of costs and estimated earnings	41,975	(874)
Contracts in progress, net	29,220	(26,934)
Accounts receivable, including retainage	(23,095)	(15,486)
Receivables from and equity in construction joint ventures	(4,606)	(3,931)
Accounts payable	(10,257)	11,198
Change in Contract Capital, net	$(8,738)	$(35,153)

During the nine months ended September 30, 2020, the change in Contract Capital decreased liquidity by $8.7 million. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality, the timing of new awards, and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.

Investing Activities—During the nine months ended September 30, 2020, net cash used in investing activities was $20.5 million compared to $6.6 million in the nine months ended September 30, 2019. The use of cash was driven by purchases of capital equipment and buildings and improvements. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment.
Financing Activities—During the nine months ended September 30, 2020, net cash used in financing activities was $43.6 million compared to net cash used of $19.4 million in the prior year. The financing cash outflow was driven by $52.7 million of repayments on debt, primarily consisting of $12.5 million in payments on the combined promissory notes and deferred cash payments issued as part of the Tealstone Acquisition and $20.0 million in repayments on the Term Loan Facility and $20.0 million in repayments on the Revolving Credit Facility.
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
 At September 30, 2020, there was approximately $573.7 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $255.9 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of September 30, 2020, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.
NEW ACCOUNTING STANDARDS
See the applicable section of Note 2 - Basis of Presentation and Significant Accounting Policies for a discussion of new accounting standards.
CRITICAL ACCOUNTING ESTIMATES
The discussion and analysis of the financial condition and results of operations are based on the Company’s Condensed Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. The Company continually evaluates its estimates based on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies involve more significant judgments and estimates used in the preparation of the Condensed Financial Statements.
Revenue Recognition
Performance Obligations Satisfied Over Time—Revenue for contracts that satisfy the criteria for over time recognition is recognized as the work progresses. The Company measures transfer of control of the performance obligation utilizing the cost-to-cost measure of progress, with cost of revenue including direct costs, such as materials and labor, and indirect costs that are attributable to contract activity. Under the cost-to-cost approach, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for such performance obligations. Significant estimates that impact the cost to complete each performance obligation are materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on performance obligations in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to the Company’s Condensed Financial Statements and related disclosures.
Valuation of Long-Lived Assets
Long-lived assets, which include property, equipment and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to their respective carrying amounts to determine if an impairment exists. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on operating results and financial position. For the three and nine months ended September 30, 2020 and the year ended December 31, 2019, there were no events or changes in circumstances that would indicate a material impairment of our long-lived assets.
Goodwill
At September 30, 2020 and December 31, 2019, we had goodwill with a carrying amount of $192.0 million and $191.9 million, respectively. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment or when other actions require an impairment assessment. The Company performs the annual impairment assessment during the fourth quarter of each year based on balances as of October 1. During the fourth quarter 2019, the Company performed a qualitative assessment of goodwill, and based on this assessment, no indicators of impairment were present. Additionally, during the three and nine months ended September 30, 2020, the Company noted no indicators of impairment.
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

Purchase Accounting Estimates
The aggregate purchase price for the Plateau Acquisition was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values as of October 2, 2019, which were based, in part, upon an external appraisal and valuation of certain assets, including specifically identified intangible assets and property and equipment. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired, totaling $106.8 million, was recorded as goodwill. See Note 3 - Plateau Acquisition to our Condensed Financial Statements for further discussion.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We continue to utilize a swap arrangement to hedge against interest rate variability associated with $350 million of the $380 million outstanding under the Term Loan Facility. The Company has designated its interest rate swap agreement as a cash flow hedging derivative. To the extent the derivative instrument is effective and the documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) until the underlying hedged item is recognized in earnings. The total fair value of the contract was a net loss of approximately $8.4 million at September 30, 2020. For the $30 million remaining portion of the Term Loan Facility not associated with the interest rate swap hedge, at September 30, 2020 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $0.3 million per year.
Other
The carrying values of the Company’s cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At September 30, 2020, the fair value of the term loan, based upon the current market rates for debt with similar credit risk and maturities, approximated its carrying value as interest is based on LIBOR plus an applicable margin.
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2020. As previously disclosed, we completed the Plateau Acquisition on October 2, 2019 and, as permitted by SEC guidance for newly acquired businesses, we have elected to exclude the acquired operations of Plateau from the scope of design and operation of our disclosure controls and procedures for the quarter ended September 30, 2020. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2020 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
Item 1A. Risk Factors
There have not been any material changes from the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of the 2019 Form 10-K, except as provided below. In addition, many of the other risks described in Part I, Item 1A. “Risk Factors” of our 2019 Form 10-K may be heightened by the risks described below as well as other impacts of COVID-19 or other global or regional health pandemics, epidemics or similar public health threats. The below discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Report and the 2019 Form 10-

K. The below information should be read in conjunction with the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of the 2019 Form 10-K, as updated by Part II, Item 1A. “Risk Factors” of our quarterly report on Form 10-Q for the quarter ended March 31, 2020, and with the other portions of this Report, including “Cautionary Statement Regarding Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and the Condensed Financial Statements and related notes in Item 1 of Part I. You should carefully consider such risk factors, which could materially affect the business, financial condition or future results.
Risk Related to the COVID-19 Pandemic
The COVID-19 pandemic could disrupt the Company’s operations and adversely affect its business, results of operations, and financial condition.
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to COVID-19. Federal, state, and local authorities have advised social distancing and many imposed shelter-in-place and stay-at-home orders, including some mandatory business closures. Authorities in some areas of the U.S. began to relax these quarantine and isolation measures in the second quarter of 2020, but a resurgence of COVID-19 cases in mid-July in many regions of the country, including some areas where the Company does business, has, in some cases caused authorities to either defer the phasing out of these restrictions, or re-impose quarantine and isolation measures. The number of new cases had been decreasing since the most recent spike, and authorities continued to relax certain restrictions during the third quarter 2020. However, recent reports indicate there may be another resurgence in cases currently occurring as of mid-October 2020. The measures taken have had, and are expected to continue to have, serious adverse effects on the U.S. and global economies of an unknown severity and duration. This outbreak, which has continued to spread worldwide, has adversely affected workforces, customers, economies, and financial markets globally. While the Company has not incurred significant disruptions thus far from the COVID-19 pandemic, the pandemic may impact our business, condensed consolidated results of operations and financial condition in the future. However, the significance of the impact on our operations going forward is not yet certain and depends on numerous evolving factors that the Company may not be able to accurately predict or effectively respond to, including, without limitation: the duration and scope of the outbreak; actions taken by governments, businesses, and individuals in response to the outbreak; the effect on economic activity and actions taken in response; the effect on customers and their demand for the Company's products and services; the ability of our subcontractors to perform under their contracts due to their own financial or operational difficulties; the availability of subcontractors and other talent; and the Company's ability to continue operations, including without limitation as a result of supply chain challenges, facility closures, social distancing, restrictions on travel, fear or anxiety by the populace and shelter-in-place orders.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 1 – July 31, 2020	2,954	$9.60
August 1 – August 31, 2020	—	$—
September 1 – September 30, 2020	—	$—
Total	2,954	$9.60
Items 3 and 4 are not applicable and have been omitted.
Item 5. Other Information
On September 1, 2020, the Company filed a Current Report on Form 8-K under Item 5.02(d) disclosing that on September 1, 2020, Mr. Dwayne Wilson was appointed to the Company’s Board of Directors (the “Board”), effective September 1, 2020. At that time, Mr. Wilson’s Board committee appointments had not yet been determined by the Board.
The Board, based on the recommendation of the Company’s Corporate Governance and Nominating Committee, appointed Mr. Wilson to serve as a member of the Board’s Audit Committee as well as the Board’s Compensation and Talent Development Committee, effective October 30, 2020.

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

STERLING CONSTRUCTION COMPANY, INC.

Date: November 3, 2020	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer and Duly Authorized Officer