Form 10-K
period 2020-12-31
STERLING CONSTRUCTION CO INC
filed 2021-03-03
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates, based on a NASDAQ closing price of $10.47 on June 30, 2020 was approximately $286.4 million.
The number of shares outstanding of the registrant’s common stock as of February 26, 2021 – 28,207,557
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 5, 2021 are incorporated by reference into Part III of this Form 10-K.

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
Actual events, results and outcomes may differ materially from those anticipated, projected or assumed in the forward-looking statements due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•potential risks and uncertainties relating to the ongoing COVID-19 pandemic, including the duration of the COVID-19 pandemic, additional actions that may be taken by governmental authorities to contain the COVID-19 pandemic or to address its impact, including the distribution, effectiveness and acceptance of vaccines, and the potential ongoing or further negative impact of the COVID-19 pandemic on the global economy and financial markets;
•factors that affect the accuracy of estimates inherent in the bidding for contracts, estimates of backlog, and over time revenue recognition accounting policies, including onsite conditions that differ materially from those assumed in the original bid, contract modifications, mechanical problems with machinery or equipment and effects of other risks discussed herein;
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
•changes in general economic conditions, including a prolonged recession, reductions in federal, state and local government funding for infrastructure services, changes in those governments’ budgets, practices, laws and regulations and adverse economic conditions in our geographic markets, such as those caused by the ongoing COVID-19 pandemic;
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
•federal, state and local environmental laws and regulations where non-compliance can result in penalties and/or termination of contracts as well as civil and criminal liability; and
•the other factors discussed in more detail in Item 1A “Risk Factors.”
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

Item 1. Business
Overview of the Company’s Business
Sterling Construction Company, Inc. (“Sterling” or “the Company”), operates through a variety of subsidiaries within three segments specializing in Heavy Civil, Specialty Services and Residential projects in the United States (the “U.S.”), primarily across the southern U.S., the Rocky Mountain States, California and Hawaii, as well as other areas with strategic construction opportunities. Heavy Civil includes infrastructure and rehabilitation projects for highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems. Specialty Services projects include construction site excavation and drainage, drilling and blasting for excavation, foundations for multi-family homes, parking structures and other commercial concrete projects. Residential projects include concrete foundations for single-family homes.
In this report, unless the context otherwise indicates, “Sterling,” “the Company,” “we,” “our” or “us” mean Sterling and its consolidated subsidiaries. In addition, references to “Note” or “Notes” refer to the Notes to the Consolidated Financial Statements, included in Item 8 of Part II of this annual report on Form 10-K, unless indicated otherwise.
Business Strategy
Since 2016, our strategic vision has been based on the following elements and objectives:

Strategic Element	Strategic Objectives
Solidifying the base	Risk Reduction
Growing high margin products	Bottom-Line Growth
Expansion into adjacent markets	Exceed Peer Performance
Build a Platform for Future Accretive Growth
Solidifying the base—The Company’s historic base business is our low-bid heavy highway projects within our Heavy Civil segment. Heavy highway projects typically have gross margins of 7-8%; however, prior to 2016 our gross margin was approximately 4%. In 2016, we implemented a strategy to solidify this base business by improving bid discipline to significantly reduce the probability of project losses. Since implementation, we have improved the heavy highway backlog gross margin to 9.6% as of December 31, 2020, and we expect gross margins to continue improving as projects bid prior to implementing our strategy come to a completion.
Growing high margin products—While solidifying the base is important to the profitability of the Company, the improvement of gross margins is limited due to the highly competitive bidding environment for heavy highway projects. In 2016, we implemented a strategy to shift our project mix from low-bid heavy highway projects to alternative delivery heavy highway projects and other higher margin work (e.g., airports, commercial, piling and shoring). In 2016, our low-bid heavy highway revenue was approximately 79% of our total revenue, but we have progressively brought that down to 21% as of December 31, 2020. The higher margin projects we target have gross margins in the range of 12%-15%.
Expansion into adjacent markets—In 2016, we implemented a strategy to pursue growth through the acquisition of companies and assets that will enable us to broaden the types of projects we execute and also expand into adjacent markets. Since 2016, we have completed two acquisitions and plan to consider other strategic acquisitions in the future. The companies we target for acquisition typically have gross margins of 15% or more. Specifically, we expanded into adjacent markets and broadened the types of projects we execute in 2017 and 2019 through our recent Tealstone and Plateau acquisitions described below.
Recent Acquisitions
Plateau Acquisition—On October 2, 2019, we completed our acquisition of all of the issued and outstanding shares of capital stock of LK Gregory Construction, Inc. and Plateau Excavation, Inc., and all of the issued and outstanding equity interests in DeWitt Excavation, LLC (collectively, “Plateau”) for aggregate consideration of $427.5 million, consisting of $375 million in cash, a working capital adjustment of $21.3 million, 1.25 million shares of the Company’s common stock, a $10 million subordinated promissory note that bears interest at 8% and a tax basis election of $5.0 million. To finance the cash portion of the purchase price, we entered into a Credit Agreement, which is further described in Note 9 - Debt. The new Credit Agreement also refinanced and extinguished all of the outstanding indebtedness under our previous Oaktree Facility (entered into in connection with the acquisition of Tealstone, described below).
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
Tealstone Acquisition—On April 3, 2017, we completed our acquisition of all of the issued and outstanding stock of Tealstone Commercial, Inc., and Tealstone Residential Concrete, Inc., (collectively, “Tealstone”) from the stockholders thereof (the “Tealstone Sellers”) for consideration totaling $84 million and up to $15 million in aggregate earn-out payments based upon achievement of specified financial performance levels. In conjunction with the acquisition of Tealstone, on April 3, 2017, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into a Loan and Security Agreement with Wilmington Trust, National Association, as agent, and the lenders party thereto (the “Oaktree Facility”), providing for a term loan of $85 million (the “Loan”) with a maturity date of April 4, 2022, which replaced the then existing debt facility. As noted above, the Credit Agreement entered into in connection with the acquisition of Plateau replaced the Oaktree Facility. See Note 9 - Debt for further discussion of our financing arrangements.
Tealstone focuses on concrete construction of residential foundations, parking structures, elevated slabs and other concrete work for leading home builders, multi-family developers and general contractors in both residential and commercial markets.
Segments, Markets and Customers
The Company’s internal and public segment reporting are aligned based upon the services offered by its operating groups, which represent the reportable segments. The Company’s operations consist of three reportable segments: Heavy Civil, Specialty Services and Residential. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21 - Segment Information for further discussion of our business segments.
    Heavy Civil—Our Heavy Civil segment relies heavily on federal and state infrastructure spending. The principal markets of this segment are Arizona, California, Colorado, Hawaii, Nevada, Texas and Utah. Within these principal markets, our core customers are the Departments of Transportation (“DOT(s)”) in various states, regional transit authorities, airport authorities, port authorities, water authorities and railroads. In our Heavy Civil segment, four state DOTs accounted for 44% of that segment’s revenue in 2020, 43% in 2019 and 45% in 2018.
Specialty Services—Our Specialty Services segment serves large, blue-chip end users in the e-commerce, data center, distribution center and warehousing, energy, mixed use and multi-family sectors. We are a leading provider of large-scale site infrastructure improvement contracting services and believe we are the largest excavating contractor in the Southeastern U.S. In our Specialty Services segment, four customers accounted for 35% of that segments revenue in 2020.
Residential—Our Residential segment’s principal market is Texas, specifically the Dallas-Fort Worth and Houston areas and the surrounding communities. The core customer base for our Residential segment is primarily made up of leading national home builders as well as regional and custom home builders. In our Residential segment, four customers, including their respective affiliates, accounted for 83% of that segments revenue in 2020, 75% in 2019 and 72% in 2018.
We did not have any customers contribute more than 10% of our consolidated revenues in 2020, however we routinely construct projects for our largest customers mentioned above. If we lost any of these customers, it could have a material adverse effect on our financial results. Refer to Item 1A “Risk Factors” and Note 19 - Concentration of Risk and Enterprise Wide Disclosures for the Company’s major customers that represent a concentration of risk due to their significant revenue contributions.
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
Seasonality
Operations for our segments are typically affected by weather conditions primarily during the first and fourth quarters of our fiscal year, which may alter construction schedules and can create variability in our revenues, profitability and the required number of employees. For additional discussion regarding the potential impacts of seasonality on our business, see Item 1A “Risk Factors—Adverse weather conditions may cause delays, which could slow completion of our construction activity.”

Resources
We purchase raw materials for our segments, including but not limited to, cement, aggregate, concrete, liquid asphalt, lumber, steel, diesel and gasoline fuel, natural gas and propane from numerous sources. The price and availability of raw materials may vary from year to year due to fluctuations in market conditions and production capacities.
Backlog
    Our remaining performance obligations on our projects are referred to as “Backlog” and represent the amount of revenues we expect to recognize in the future from our contract commitments on Heavy Civil and Specialty Services projects. The value of our Backlog was $1.2 billion at December 31, 2020, as compared to $1.1 billion at December 31, 2019. We exclude from Backlog contracts for our Heavy Civil segment where we are the apparent low bidder for projects (“Unsigned Low-bid Awards”) until the contract is executed by our customer (approximately $356.9 million at December 31, 2020). Our Residential revenue is recognized upon completion at a point in time and therefore is never reflected in our backlog. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Outlook and Trends” for discussion and quantification of our Backlog. Also see Item 1A “Risk Factors.”
Contracts
Our contracts are awarded on a competitively bid basis or negotiated bid basis using a range of contracting options, including fixed-unit price, lump sum and cost-reimbursable. Each contract is designed to optimize the balance between risk and reward. At December 31, 2020, substantially all of our backlog was contracted on a fixed-unit price or lump sum basis. We occasionally present claims or change orders to our clients for additional costs exceeding a contract price or for costs not included in the original contract price.
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
Human Capital
At December 31, 2020, the Company had approximately 2,600 employees, comprised of approximately 600 salaried employees and approximately 2,000 hourly employees. The percentage of our employees represented by unions at December 31, 2020 was approximately 13%. We have agreements, which we customarily renew periodically, with various unions representing groups of employees at project sites. We consider our relationships with our employees and the applicable labor unions to be satisfactory.
Our business is dependent upon a readily available supply of management, supervisory and field personnel. Substantially all of our employees are hired on a full-time basis; however, as is typical in the construction industry, we experience a high degree of turnover as construction projects are completed. In the past, we have been able to attract a sufficient number of personnel to support the growth of our operations; however, we continue to face competition for experienced workers in all our markets.
Our employees are important to the success of our business. Hiring, developing and retaining our employees is not only important, but is a necessity for continued growth and delivery at all levels within our organization. Every employee is critical to the success of our organization and we strive daily to ensure that we are managing our workforce’s needs and requirements. We often work in tight labor markets that make hiring and retaining employees challenging. Therefore, it is critical to have a strategic plan for hiring and managing our workforce. We develop hiring practices by geographic area to ensure a customizable recruiting strategy that allows all of our businesses to thrive. Retaining our employees through various means of succession planning and other retention tools is also a critical component of our strategy, particularly for our key positions. Planning for today as well as the future is the cornerstone of our people strategy.
Our focus on diversity is at the forefront of how we operate in each of our locations. We strive to instill an inclusive culture that allows all employees the opportunity to thrive.

As of December 31, 2020, our workforce was comprised of the following race and ethnicity demographics:

Employees as of December 31, 2020
Hispanic	50.1%
White	40.9%
Black	4.1%
Pacific Islander	2.2%
Other	2.7%
We focus on our safety processes which have allowed us to maintain a high level of safety at our work sites. All employees receive hazard specific training and our newly-hired employees undergo an initial safety orientation and receive follow-up trainings during their first 90 days of employment. Our project managers and superintendents work closely with the safety department to ensure safety is planned into all of our operations before they begin. Daily, our project foremen are required to conduct safety briefings with employees. Regular safety walkthroughs are conducted by our managers, supervisors and safety staff to evaluate project conditions and observe employee safety behavior. During 2020, to address the safety and health of our workforce due to the COVID-19 pandemic, we implemented additional employee health and safety protocols. For the Company’s office-based personnel, the Company is social distancing and, where practical, working from home. For personnel onsite at the Company’s construction sites, the Company has taken mitigation measures to prevent the spread of COVID-19, including but not limited to, social distancing, wellness checks, providing sanitation stations and wearing personal protective equipment.
Access to Company’s Filings
The Company maintains a website at www.strlco.com on which our latest annual report on Form 10-K, recent quarterly reports on Form 10-Q, recent current reports on Form 8-K, any amendments to those filings, and other filings may be accessed free of charge; some directly on the website and others through a link to the SEC’s website (www.sec.gov) where those reports are filed. Our website also has recent press releases, the Company’s code of business conduct, the charters of the audit committee, compensation and talent development committee, and corporate governance and nominating committee of the Board of Directors and information on the Company’s “whistleblower” procedures. Our website content is made available for information purposes only. It should not be relied upon for investment purposes, and none of the information on the website is intended to be incorporated into this annual report on Form 10-K by reference.
Item 1A. Risk Factors
The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this annual report on Form 10-K. The following information should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes in Part II, Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K.
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
The costs incurred and gross profit realized on our contracts can vary, sometimes substantially, from our original estimates due to a variety of factors, including, but not limited to:
•onsite conditions that differ from those assumed in the original bid or contract;
•failure to include required materials or work in a bid, or the failure to estimate properly the quantities or costs needed to complete a lump sum contract;
•delays caused by weather conditions;
•contract or project modifications creating unanticipated costs not covered by change orders or contract price adjustments;
•changes in availability, proximity and costs of materials, including steel, concrete, aggregates and other construction materials (such as stone, gravel, sand and oil for asphalt paving), as well as fuel and lubricants for our equipment;
•higher than anticipated costs to lease, acquire and maintain equipment;
•inability to predict the costs of accessing and producing aggregates and purchasing oil required for asphalt paving projects;
•availability and skill level of workers in the geographic location of a project;
•rapidly increasing labor costs;
•failure by our suppliers, subcontractors, designers, engineers, joint venture partners or customers to perform their obligations;
•fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, joint venture partners, customers or our own personnel;
•mechanical problems with our machinery or equipment;
•citations issued by any governmental authority, including OSHA;
•difficulties in obtaining required governmental permits or approvals;
•changes in applicable laws and regulations;
•delays in quickly identifying and taking measures to address issues which arise during execution of a project; and
•claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is a part.
Many of our contracts with public sector customers contain provisions that purport to shift some or all of the above risks from the customer to us, even in cases where the customer is partly at fault. Public sector customers may seek to impose contractual risk-shifting provisions more aggressively, which could increase risks and adversely affect our cash flow, earnings and financial position.
Substantially all of the contracts in our Backlog contain “termination for convenience” clauses which allow the customer to cancel the contract at their election but require that the Company be remunerated for work performed through the date of termination.
Our dependence on subcontractors and suppliers of materials (including petroleum-based products) could increase our costs and impair our ability to complete contracts on a timely basis or at all.
We rely on third party subcontractors to perform some of the work on many of our projects and third party suppliers to provide substantially all of the materials (including aggregates, cement, asphalt, concrete, steel, oil and fuel) for our contracts.

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
The equipment that we own or lease requires continuous maintenance, for which we maintain our own repair facilities. If we are unable to utilize our own facilities to maintain the equipment in our fleet, we may be forced to obtain third party repair services, which could increase our costs.
We are dependent on a limited number of significant customers.
Due to the size and nature of our contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Similarly, our backlog frequently reflects multiple contracts for certain customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. The loss of business or a default or delay in payment from any one of these customers could have a material adverse effect on our business, results of operations, cash flows and financial condition.
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
Our Heavy Civil business relies on highly competitive and highly regulated state or local government contracts.
State and local government funding for public works projects is limited, thus creating a highly competitive environment for the limited number of public projects available. In addition, state and local government contracts are subject to specific procurement regulations, contract provisions and a variety of regulatory requirements relating to their formation, administration, performance and accounting. Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions. As a result, any violations of these regulations could bring about litigation and could cause termination of other existing state or local government contracts and result in the loss of future state or local government contracts. Due to the significant competition in the marketplace and the level of regulations on state or local government contracts, we could suffer reductions in new projects and see lower revenues and profit margins on those projects, which could have a material adverse effect on the business, operating results and financial condition.
Our Heavy Civil business depends on our ability to qualify as an eligible bidder under state or local government contract criteria and to compete successfully against other qualified bidders in order to obtain state or local government contracts.
State and local government agencies conduct rigorous competitive processes for awarding many contracts. Some contracts include multiple award task order contracts in which several contractors are selected as eligible bidders for future work. We will potentially face strong competition and pricing pressures for any additional Heavy Civil contract awards from other government agencies, and we may be required to qualify or continue to qualify under various multiple award task order contract criteria. Our inability to qualify as an eligible bidder under state or local government contract criteria could preclude us from competing for certain other government contract awards. In addition, our inability to qualify as an eligible bidder, or to compete successfully when bidding for certain state or local government contracts and to win those Heavy Civil contracts, could materially adversely affect our business, operations, revenues and profits.
Our Heavy Civil business is susceptible to economic downturns and reductions in state or local government funding of infrastructure projects.
Our business is highly dependent on the amount and timing of infrastructure work funded by various governmental entities, which, in turn, depend on the overall condition of the economy, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state or local government spending levels. Spending on infrastructure could decline for numerous reasons, including decreased revenues received by state and local governments for spending on such projects. For example, state spending on highway and other projects can be adversely affected by decreases or delays in, or uncertainties regarding, federal highway funding, which could adversely affect us since we are reliant upon contracts with state transportation departments for a significant portion of our revenues.
Refer to our “Business—Segments, Markets and Customers” section within Item 1 for a more detailed discussion of our geographic markets, and refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Outlook and Trends” for a discussion of our current expectations regarding federal spending.

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
The Residential homebuilding industry is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels. Adverse changes in any of these conditions generally, or in the markets where we operate, could decrease demand and pricing for new homes in these areas or result in customer cancellations of pending contracts, which could adversely affect the number of Residential concrete projects we have or reduce the prices we can charge for these projects, either of which could result in a decrease in our revenues and earnings that could materially adversely affect our results of operations.
We cannot predict with certainty the overall trajectory of the U.S. housing market or the duration of trends due to changes in conditions that are beyond our control, including, but not limited to:
•Rising interest rates;
•Economic recession or downturn;
•Shortage of lots available for development;
•Changes in demographics and population migration that impair the demand for new housing;
•Labor shortages, especially craft labor, and rising costs of labor; and
•Changes in the tax laws that reduce the benefits of home ownership.
Our participation in joint ventures exposes us to liability and/or harm to our reputation for failures of our partners.
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
 At December 31, 2020, there was approximately $522.6 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $234.2 million represented our proportionate share. As of December 31, 2020, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.
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

Our business depends on our ability to attract and retain talented employees.
Our ability to attract and retain reliable, qualified personnel is a significant factor that enables us to successfully bid for and profitably complete our work. This includes management, project managers, estimators, supervisors, foremen, equipment operators and laborers for each of our subsidiaries. The loss of the services of any of our subsidiaries’ management-level personnel could have a material adverse effect on us. Our future success will also depend on our ability to hire and retain, or to attract when needed, highly-skilled personnel. If competition for these employees is intense, we could experience difficulty hiring and retaining the personnel necessary to support our business. If we do not succeed in retaining our current employees and attracting, developing and retaining new highly-skilled employees, our reputation may be harmed and our operations and future earnings may be negatively impacted. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.
We may be subject to unionization, work stoppages, slowdowns or increased labor costs.
In Arizona, California, Hawaii and Nevada, a substantial number of our equipment operators and laborers are unionized. Additional groups of our employees may also unionize in the future. If at any time, a significant amount of our employees unionized, it could limit the flexibility of the workforce and could result in demands that might increase our operating expenses and adversely affect our profitability. Each of our different employee groups could unionize at any time and would require separate collective bargaining agreements. If any group of our employees were to unionize and we were unable to agree on the terms of their collective bargaining agreement or we were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations and could have a material adverse effect on our business, operating results and financial condition.
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
Environmental and other regulatory matters, including those relating to climate change, could adversely affect our ability to conduct our business and could require expenditures that could have a material adverse effect on our results of operations and financial condition.
Our operations are subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances and the emission and discharge of pollutants into the air and water. We could be held liable for such contamination created not only from our own activities but also from the historical activities of others on our project sites or on properties that we acquire or lease. Our operations are also subject to laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous substances. Violations of such laws and regulations could subject us to substantial fines and penalties, cleanup costs, third party property damage or personal injury claims. In addition, growing concerns about climate change may result in the imposition of additional environmental regulations. Such legislation or restrictions could increase the costs of projects for us and our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services which could in turn have a material adverse effect on our operations and financial condition. Generally, environmental laws and regulations have become, and enforcement practices and compliance standards are becoming, increasingly stringent. Moreover, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed, or how existing or future laws or regulations will be administered or interpreted, with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could require us to make substantial expenditures for, among other things, pollution control systems and other equipment that we do not currently possess, or the acquisition or modification of permits applicable to our activities.
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
The COVID-19 pandemic could disrupt the Company’s operations and adversely affect its business, results of operations and financial condition.
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to COVID-19. Federal, state and local authorities have advised social distancing and many imposed shelter-in-place and stay-at-home orders, including some mandatory business closures. Authorities in some areas of the U.S. began to relax these quarantine and isolation measures in the second quarter of 2020. The country, including areas where the Company does business, later experienced multiple periods of resurgence of the numbers of cases of the virus in both the third and fourth quarters of 2020. Authorities have reacted to these resurgences by deferring the phasing out of these restrictions and in some instances, re-imposing quarantine and isolation measures during the fourth quarter of 2020. The U.S. Food and Drug Administration has authorized three COVID-19 vaccines for emergency use; however, even with widespread distribution and acceptance of these vaccines, their long-term efficacy is unknown. Consequently, the measures taken have had, and are expected to continue to have, serious adverse effects on the U.S. and global economies of an unknown severity and duration. This outbreak, which has continued to spread worldwide, has adversely affected workforces, customers, economies and financial markets globally. While the Company has not incurred significant disruptions thus far from the COVID-19 pandemic, the pandemic may impact our business, consolidated results of operations and financial condition in the future. However, the significance of the impact on our operations going forward is not yet certain and depends on numerous evolving factors that the Company may not be able to accurately predict or effectively respond to, including, without limitation: the duration and scope of the outbreak, actions taken by governments, businesses and individuals in response to the outbreak, the effect on economic activity and actions taken in response, the effect on customers and their demand for the Company’s products and services, the ability of our subcontractors to perform under their contracts due to their own financial or operational difficulties, the availability of subcontractors and other talent, the speed and effectiveness of responses to combat the virus, including vaccine efficacy, distribution and widespread public acceptance, and the Company’s ability to continue operations, including without limitation as a result of supply chain challenges, facility closures, social distancing, restrictions on travel, fear or anxiety by the populace and shelter-in-place orders.
Risks Related to Our Financial Results, Financing and Liquidity
Our use of over time revenue recognition (formally known as percentage-of-completion method) accounting related to our Heavy Civil and Specialty Services projects could result in a reduction or elimination of previously reported revenue and profits.
As is more fully discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Estimates,” we recognize Heavy Civil and Specialty Services contract revenue over time. This method is used because management considers the cost-to-cost measure of progress to be the best measure of progress on these contracts.
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
Backlog as of December 31, 2020 totaled $1.2 billion for our Heavy Civil and Specialty Services segments. Backlog develops as a result of new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period. Backlog is measured and defined differently by companies within our industry. We refer to “Backlog” as the unearned revenue we expect to earn in future periods on our executed Heavy Civil and Specialty Services contracts. As the construction on our projects progresses, we increase or decrease Backlog to take into account newly signed contracts, revenue earned during the period and our estimates of the effects of changes in estimated quantities, changed conditions, change orders and other variations from previously anticipated contract revenues, including completion penalties and incentives. We cannot guarantee that the revenue projected in our Backlog will be realized, or if realized, will result in earnings.
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
As a result of borrowing funds for the Plateau Acquisition, we have a higher level of indebtedness; specifically, as of December 31, 2020, our aggregate principal amount outstanding under our credit facility (“Credit Facility,” as defined below) was $355 million. The Credit Facility will mature on October 2, 2024. While we currently believe we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of the credit markets or the economy generally.
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
Further, our level of indebtedness could have important other consequences to our business, including the following:
•limiting our flexibility in planning for, or reacting to, changes in the industry in which we operate;
•increasing our vulnerability to general adverse economic and industry conditions;
•limiting our ability to fund future working capital and capital expenditures because of the need to dedicate a substantial portion of our cash flows from operations to payments on our debt service;
•placing us at a competitive disadvantage compared to our competitors that have less debt;
•limiting our ability to borrow additional funds or refinance existing debt; or
•requiring that we pledge substantial collateral, which may limit flexibility in operating our business and restrict our ability to sell assets.
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
The financial industry is currently transitioning away from LIBOR as a benchmark for the interbank lending market. While an orderly transition to a new benchmark is expected, a universal approach has not been adopted. It is uncertain as to the nature of any replacement rate and whether it will gain widespread market acceptance. Because certain loans under our Credit Agreement may bear interest calculated by reference to LIBOR, we may be impacted by this transition, including by:

•the effect of uncertainty regarding the interest rate calculation before replacement benchmark is published regularly and gains widespread market acceptance; or
•the risk that differences in the administration or determination methodology of the replacement benchmark may affect the amount of interest payments.
Our strategy, which includes expanding into adjacent markets, may not be successful.
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
Our ability to generate cash, outside of funds available through our revolving credit facility (“Revolving Credit Facility,” as defined below), is subject to our operational performance, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may be unable to expand our credit capacity, which could adversely affect our operations and business. Earnings from our operations and our working capital requirements can vary from period to period based primarily on the mix of our projects underway and the percentage of project work completed during the period. Capital expenditures may also vary significantly from period to period. We cannot provide assurance that our business will generate sufficient cash flow from operations or asset sales or that we can obtain future borrowing capacity in an amount sufficient to enable us to pay our indebtedness, to fund working capital requirements or to fund our other liquidity needs. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer.
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
•receivables;
•contract retentions;
•contract assets;
•contract liabilities;
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
We had approximately $192 million of goodwill and $245 million of intangibles recorded on our Consolidated Balance Sheet at December 31, 2020. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations reduced by any impairments recorded subsequent to the date of acquisition. Intangible assets are recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is separable, that is, it is capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged (whether there is intent to do so). A shortfall in our revenues or net income or changes in various other factors from that expected by securities analysts and investors could significantly reduce the market price of our common stock. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill or intangible assets have been impaired. We perform an annual test of our goodwill and periodic assessments of intangible assets to determine if they have become impaired. On an interim basis, we also review the factors that have or may affect our operations or market capitalization for events that may trigger impairment testing. Write downs of goodwill and intangible assets may be substantial. If we were required to write down all or a significant part of our goodwill and/or intangible assets in future periods, our net earnings and equity could be materially adversely affected.
General Risk Factor
Failure to maintain adequate financial and management processes and internal controls could lead to errors in our financial reporting.
The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our shareholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, resource challenges and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, otherwise fail to prevent financial reporting misstatements, or if we experience difficulties in implementing internal controls, our business and operating results could be harmed, and we could fail to meet our financial reporting obligations. Please refer to Item 9A of this annual report on Form 10-K for further information.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own or lease properties in locations throughout the United States to conduct our business. We believe these facilities are adequate to meet our current and near-term requirements. The following list summarizes our principal properties by segment for which they are primarily utilized: Heavy Civil, Specialty Services, Residential and Corporate:

Location	Type of Facility	Interest	Segment(s)
The Woodlands, TX	Administrative	Leased	Corporate
San Antonio, TX	Administrative and equipment yard	Owned	Heavy Civil
Dallas, TX	Administrative and equipment yard	Leased	Heavy Civil
Sparks, NV	Administrative and operations	Owned/Leased	Heavy Civil
Phoenix, AZ	Administrative and operations	Leased	Heavy Civil
Sacramento, CA	Administrative, operations and repair facility	Owned/Leased	Heavy Civil
Houston, TX	Administrative and equipment yard	Owned	Heavy Civil
Draper, UT (1)	Administrative and operations	Leased	Heavy Civil and Specialty Services
Austell, GA	Administrative, operations and equipment yard	Owned/Leased	Specialty Services
Winter Garden, FL	Administrative and operations	Owned/Leased	Specialty Services
Denton, TX	Administrative and operations	Leased	Residential and Specialty Services

(1) The leased office space in Draper, UT is owned by companies which are principally owned by the President of our Heavy Civil segment and his family members. Refer to Note 20 - Related Party Transactions for additional information.

All of our wholly-owned assets are encumbered, see Note 9 - Debt for further discussion on debt and our current credit agreements.
Item 3. Legal Proceedings
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
In the opinion of management, after consultation with legal counsel, there are currently no threatened or pending legal matters that would reasonably be expected to have a material adverse impact on the Company’s Consolidated Results of Operations, Financial Position or Cash Flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the NASDAQ Global Select Market under the trading symbol “STRL”. On February 26, 2021, there were 753 holders of record of our common stock.
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
Equity Compensation Plan Information
Certain information about the Company’s equity compensation plans is incorporated into Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” from the Company’s proxy statement for its 2021 Annual Meeting of Stockholders.
Stock Repurchase Plan Information
On November 2, 2018, the Board of Directors approved a plan that authorized stock repurchases of up to 2 million shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. The Company accounts for the repurchase of treasury shares under the cost method. This repurchase program expired on June 30, 2020. The Company repurchased zero and 250 thousand shares of its common stock during fiscal years 2020 and 2019, respectively. As mentioned in Note 9 - Debt, the Company’s Credit Agreement entered into on October 2, 2019 contains a covenant that limits the repurchase of common shares.
Issuer Purchases of Equity Securities
The following table shows the monthly number of shares of the Company’s common stock the Company repurchased from employees in the quarter ended December 31, 2020. These shares were repurchased from employees holding shares of the Company’s common stock that had been awarded to them by the Company and that were released from Company-imposed transfer restrictions. The repurchase was to enable the employees to satisfy the Company’s tax withholding obligations triggered by the release of the restrictions. The repurchase was made at the election of the employees pursuant to a procedure adopted by the Compensation and Talent Development Committee of the Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 1 – October 31, 2020	—	$—
November 1 – November 30, 2020	1,101	$15.99
December 1 – December 31, 2020	—	$—
Total	1,101	$15.99
Performance Graph
The following graph compares the percentage change in the Company’s cumulative total stockholder return on its common stock for the last five years with the Dow Jones US Total Return Index, a broad market index, and the Dow Jones US Heavy Construction Index, a group of companies whose marketing strategy is focused on a limited product line, such as heavy civil construction. Both indices are published in The Wall Street Journal.
The returns are calculated assuming that an investment with a value of $100 was made in the Company’s common stock and in each index at the end of 2015 and that all dividends were reinvested in additional shares of common stock; however, the Company has paid no dividends during the periods shown. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Sterling Construction Company, Inc., the Dow Jones US Total Return Index and the Dow Jones US Heavy Construction Index
300
250
200
150
100
50
Index Value
12/15
12/16
12/17
12/18
12/19
12/20
Period Ending
Sterling Construction Company, Inc.
Dow Jones US Total Return Index
Dow Jones US Heavy Construction Index

Copyright© 2021 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.
The table below depicts the five-year performance of $100 invested on December 31, 2015 in stock or index, including reinvestment of dividends.

	December 2015	December 2016	December 2017	December 2018	December 2019	December 2020
Sterling Construction Company, Inc.	$100.00	$139.14	$267.76	$179.11	$231.58	$306.09
Dow Jones US Total Return Index	$100.00	$112.25	$136.38	$129.60	$169.96	$204.63
Dow Jones US Heavy Construction Index	$100.00	$123.36	$129.98	$96.04	$128.84	$156.43
Item 6. [Reserved]

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
Plateau Acquisition—On October 2, 2019, we completed our acquisition of all of the issued and outstanding shares of capital stock of LK Gregory Construction, Inc. and Plateau Excavation, Inc., and all of the issued and outstanding equity interests in DeWitt Excavation, LLC (collectively, “Plateau”) for aggregate consideration of $427.5 million. Plateau is engaged in engineering and executing site development, and their services include surveying, clearing and grubbing, erosion control, grading, grassing, site excavation, storm drainage, sanitary sewer and water main installation, drilling and blasting, curb and gutter, paving, concrete work and landfill services, in each case to general contractors and developers engaged in construction services, and engineering services relating thereto. The results of Plateau are included within our Specialty Services segment. See Note 3 - Plateau Acquisition for further discussion.
Impact of COVID-19—The Company continues to monitor closely the actual and expected impacts of the COVID-19 pandemic on our business, financial condition and results of operations. Sterling’s business has been identified as a component of “Essential Critical Infrastructure” per the National Cybersecurity and Infrastructure Agency, and to date, we have not experienced significant shutdowns of project sites or operational interruptions. Consistent with governmental orders and public health guidelines, the Company has continued to operate across its footprint. For the Company’s office-based personnel, the Company is social distancing and, where practical, working from home. For personnel onsite at the Company’s construction sites, the Company has taken mitigation measures to prevent the spread of COVID-19, including but not limited to, social distancing, wellness checks, providing sanitation stations and wearing personal protective equipment. While the Company has not incurred significant disruptions thus far from the COVID-19 pandemic, the pandemic may impact our business, consolidated results of operations and financial condition in the future. However, the significance of the impact on our operations going forward is not yet certain and depends on numerous evolving factors as discussed further in Part I, Item 1A “Risk Factors” in this annual report on Form 10-K.
MARKET OUTLOOK AND TRENDS
Heavy Civil—Sterling’s Heavy Civil business is primarily driven by federal, state and municipal funding. Federal funds, on average, provide 50% of annual State Department of Transportation (DOT) capital outlays for highway and bridge projects. Several of the states in Sterling’s key markets have instituted actions to further increase annual spending. In November 2020, various state and local transportation measures were passed securing, and in some cases increasing funding of major initiatives in Texas ($7.5 billion) and California ($520 million). In addition to the state locally funded actions, the $305 billion 2015 federally funded Fixing America’s Surface Transportation (“FAST”) Act increased the annual federal highway investment by 15.1% over a five-year period from 2016 to 2020. In September 2020, Congress passed a one-year extension of the FAST Act which added an additional $13.6 billion to the Highway Trust Fund. In October 2018, the Federal Aviation Administration reauthorized $3.35 billion annually through 2023. This reauthorization also includes more than $1 billion a year for airport infrastructure grants and about $1.7 billion for disaster relief. Multiple infrastructure proposals are currently underway in both the federal House and the Senate. If passed, these bills could add additional multi-year funding for highways, rail and airports starting in late 2021 or early 2022.
Specialty Services—Sterling’s Specialty Services business is primarily driven by investments from end users and developers. Key end users, including Amazon, Facebook, and Home Depot, have continued implementing publicly announced multi-year capital infrastructure campaigns. In our primary market in the southeastern United States, and specifically Georgia, the availability rate is at 6.5% and for nine consecutive quarters over 20 million square feet of new construction has commenced. The outlook for the multi-family market continues to decline, as developers face economic concerns due to the COVID-19 pandemic and the availability and affordability of starter single family homes continues to rise.

Residential—Continuing revenue growth of the Company’s Residential business is directly related to the growth of new home starts in its key markets. The Company’s core customer base is primarily made up of leading national home builders as well as regional and custom home builders. The Company has continued its expansion of the residential business into the Houston market and surrounding areas.
BACKLOG
At December 31, 2020, our Backlog of construction projects, made up of our Heavy Civil and Specialty Services segments, was $1.2 billion, as compared to $1.1 billion at December 31, 2019. The contracts in Backlog are typically completed in 6 to 36 months. Contracts in which we are the apparent low bidder for projects (“Unsigned Low-bid Awards”) are excluded from Backlog until the contract is executed by our customer. Unsigned Low-bid Awards were $356.9 million at December 31, 2020 and $273.5 million at the end of 2019. The combination of our Backlog and Unsigned Low-bid Awards, which we refer to as “Combined Backlog” totaled $1.5 billion and $1.3 billion as of December 31, 2020 and 2019, respectively. Backlog includes $234.2 million and $161.4 million attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner at December 31, 2020 and 2019, respectively. We anticipate that approximately 64% of our Backlog will be recognized as revenues during 2021, with substantially all remaining recognized in the twelve months following.
Contracts-in-progress which were not substantially complete totaled approximately 200 at December 31, 2020 and 2019. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility we have in refining our estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and sequential quarters due to variations among contracts and depending upon the stage of completion of contracts.
We anticipate that our markets will continue to improve, driven by the conditions discussed in Item 1 “Business.” Furthermore, we believe that the Company is well established in our particular markets and has the management depth and experience which gives us the ability to perform a broad range of work that will allow us to succeed in current market conditions and to continue to compete successfully for projects as they become available at acceptable profit margin levels.
Backlog and gross margin:

(In thousands)	Backlog	Gross Margin in Backlog
Fourth quarter of 2020	$1,175,388	12.0%
Third quarter of 2020	$1,238,141	12.4%
Second quarter of 2020	$1,133,814	12.9%
First quarter of 2020	$1,190,120	12.7%
Fourth quarter of 2019	$1,068,025	11.5%
Our margin in Backlog has increased from 11.5% at December 31, 2019 to 12.0% at December 31, 2020, and our Combined Backlog margin increased from 11.0% at December 31, 2019 to 11.8% at December 31, 2020, driven by project mix of Heavy Civil and Specialty Services awards.

RESULTS OF OPERATIONS
Consolidated Results
Summary—For 2020, the Company had operating income of $94.9 million, income before income taxes of $65.4 million, net income attributable to Sterling common stockholders of $42.3 million and net income per diluted share attributable to Sterling common stockholders of $1.50.
Consolidated financial highlights for 2020 as compared to 2019 are as follows:

	Years Ended December 31,
(In thousands)	2020	2019
Revenues	$1,427,412	$1,126,278
Gross profit	191,369	107,794
General and administrative expenses	(71,415)	(49,200)
Intangible asset amortization	(11,436)	(4,695)
Acquisition related costs	(1,026)	(4,311)
Other operating expense, net	(12,600)	(11,837)
Operating income	94,892	37,751
Interest, net	(29,216)	(15,544)
Loss on extinguishment of debt	(301)	(7,728)
Income before income taxes and noncontrolling interests	65,375	14,479
Income tax (expense) benefit	(22,471)	26,216
Less: Net income attributable to noncontrolling interests	(598)	(794)
Net income attributable to Sterling common stockholders	$42,306	$39,901

Gross margin	13.4%	9.6%
Revenues—Revenues increased $301.1 million, or 26.7% in 2020 compared to the prior year. The increase was driven by a $296.1 million increase in Specialty Services due to the inclusion of a full year of results from Plateau, which was acquired on October 2, 2019, and an $11.6 million increase in Residential, partly offset by a $6.5 million decrease in Heavy Civil.
Gross profit—Gross profit increased $83.6 million, or 77.5%, in 2020 compared to the prior year. The Company’s gross margin as a percent of revenue increased to 13.4% in 2020, as compared to 9.6% in the prior year. The increases in gross profit and gross margin as a percent of revenue are primarily driven by Specialty Services due to the inclusion of a full year of results from Plateau operations in 2020.
General and administrative expenses—General and administrative expenses increased $22.2 million during 2020 to $71.4 million from $49.2 million in the prior year. This increase is primarily due to the inclusion of a full year of results from Plateau operations in 2020 and higher stock compensation and other corporate related costs.
Intangible asset amortization—Intangible asset amortization increased $6.7 million during 2020 to $11.4 million from $4.7 million in the prior year, as a result of the acquisition of Plateau.
Acquisition related costs—The Company had acquisition related costs of $1.0 million and $4.3 million in the years ended 2020 and 2019, respectively, all of which related to the acquisition of Plateau.
Other operating expense, net—Other operating expense, net, includes 50% of earnings and losses related to Members’ interest of consolidated 50% owned subsidiaries, earn-out expense, and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and increase the liability account. The change in other operating expense, net, was an increase of $0.8 million during 2020 compared to the prior year. Members’ interest earnings increased by $1.3 million during 2020 to $11.1 million from $9.8 million in the prior year, as a result of improved margin mix from our 50% owned subsidiaries. Earn-out expense decreased by $0.5 million during 2020 to $1.5 million from $2.0 million in the prior year.
Interest expense—Interest expense was $29.4 million in 2020 compared to $16.7 million in the prior year. The increase is due to borrowings related to the acquisition of Plateau.

Income taxes—The effective income tax rate was 34.4% in 2020 and there was a tax rate benefit in the prior year. The increase is primarily due to a reduction in the tax valuation allowance that reduced the effective income tax rate in 2019, additional state taxes in 2020 primarily related to Plateau, and an increase of non-deductible stock based compensation expense. Due to its net operating loss carryforwards, the Company had no cash payments for federal income taxes for 2020 or 2019. See Note 13 - Income Taxes for more information.
Segment Results

	Years Ended December 31,
(In thousands)	2020	% of Revenues	2019	% of Revenues
Revenues
Heavy Civil	$753,824	52%	$760,325	67%
Specialty Services	508,894	36%	212,824	19%
Residential	164,694	12%	153,129	14%
Total Revenues	$1,427,412		$1,126,278

Operating Income
Heavy Civil	$4,536	0.6%	$3,316	0.4%
Specialty Services	70,583	13.9%	18,207	8.6%
Residential	20,799	12.6%	20,539	13.4%
Subtotal	95,918	6.7%	42,062	3.7%
Acquisition related costs	(1,026)		(4,311)
Total Operating Income	$94,892	6.6%	$37,751	3.4%
Heavy Civil
Revenues—Revenues were $753.8 million for 2020, a decrease of $6.5 million or 1%, compared to the prior year. The decrease was driven by lower aviation and other revenue, partly offset by higher heavy highway and water containment/treatment revenue in 2020 compared to the prior year.
Operating income—Operating income was $4.5 million for 2020, an increase of $1.2 million, compared to the prior year. The increase was the result of greater project mix shift to our 50% owned subsidiaries, partly offset by a margin shift from lower volume of aviation work to higher volume of lower margin heavy highway work and efficiency related costs associated with COVID-19.
Specialty Services
Revenues—Revenues were $508.9 million for 2020, an increase of $296.1 million or 139%, compared to the prior year. The increase was primarily attributable to the inclusion of a full year of results from Plateau operations in 2020 of $312.6 million, partly offset by a $16.5 million decrease in commercial revenues.
Operating income—Operating income was $70.6 million for 2020, an increase of $52.4 million, compared to the prior year. The increase was primarily attributable to the inclusion of a full year of operating income generated from Plateau operations in 2020.
Residential
Revenues—Revenues were $164.7 million for 2020, an increase of $11.6 million or 8%, compared to the prior year. The increase in revenue was primarily the result of the continued ramp-up of work in Houston.
Operating income—Operating income was $20.8 million for 2020, an increase of $0.3 million, compared to the prior year. The increase was driven by the ramp-up of operations and scale in Houston. Houston as a percentage of completed slabs was 13% for 2020 compared to 10% for the prior year. Operating income as a percent of revenue decreased 76 basis points compared to the prior year, driven by the ramp-up of operations and scale in Houston, temporary price concessions to our customers to mitigate a potential decrease in demand due to COVID-19, and an increase in lumber and concrete costs in 2020.

LIQUIDITY AND SOURCES OF CAPITAL
Cash—Cash at December 31, 2020 was $66.2 million, and includes the following components:

	As of December 31,
(In thousands)	2020	2019
Generally Available	$26,419	$29,659
Consolidated 50% Owned Subsidiaries	30,354	12,004
Construction Joint Ventures	9,412	4,070
Total Cash	$66,185	$45,733
The following tables set forth information about our cash flows and liquidity:

	Years Ended December 31,
(In thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$119,283	$41,093
Investing activities	(30,491)	(410,386)
Financing activities	(68,340)	320,931
Net change in cash and cash equivalents	$20,452	$(48,362)
Operating Activities—During 2020, net cash provided by operating activities was $119.3 million compared to $41.1 million in the prior year. Cash flows provided by operating activities were driven by higher net income, adjusted for various non-cash items and changes in accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below, and other accrued liabilities.
Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in components of Contract Capital during the years ended December 31, 2020 and 2019 were as follows:

	Years Ended December 31,
(In thousands)	2020	2019
Contracts in progress, net	$65,963	$(5,188)
Accounts receivable	(8,552)	(10,089)
Receivables from and equity in construction joint ventures	(7,457)	1,524
Accounts payable	(42,392)	10,987
Change in Contract Capital, net	$7,562	$(2,766)
During 2020, the change in Contract Capital increased liquidity by $7.6 million. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.
Investing Activities—During 2020, net cash used in investing activities was $30.5 million, compared to net cash used of $410.4 million in the prior year. In 2020, the cash used in investing activities was driven by purchases of capital equipment and buildings and improvements. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment.
Financing Activities—During 2020, net cash used in financing activities was $68.3 million compared to net cash provided of $320.9 million in the prior year. In 2020, the cash used in financing activities was driven by $77.7 million of repayments on debt, primarily consisting of $45.0 million in repayments on the term loan facility (“Term Loan Facility,” as defined below), $20.0 million in repayments on the revolving credit facility (“Revolving Credit Facility,” as defined below) and $12.5 million in payments on the combined promissory notes and deferred cash payments issued as part of the acquisition of Tealstone.

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
The Company obtained the Credit Facility in order to facilitate the transactions contemplated by the Plateau Acquisition, including to refinance the existing indebtedness of the Company, finance capital expenditures, finance working capital, finance acquisitions permitted under the Credit Agreement, finance other general corporate purposes and fund certain fees and expenses associated with the closing of the Credit Facility and the Plateau Acquisition.
On December 2, 2019, the Credit Agreement was amended to modify (i) the applicable margins with respect to Base Rate and London Inter-Bank Offered Rate (“LIBOR”) borrowings under the Credit Facility, (ii) the required amounts of mandatory prepayments of the Credit Facility with excess cash flow, (iii) the amounts of scheduled principal payments quarterly and at maturity on the Term Loan Facility, and (iv) the applications of partial prepayments of the Term Loan Facility on a ratable, weighted basis among all remaining scheduled principal payments on the Term Loan Facility. The modifications in (i)-(iii) mentioned above were pursuant to the customary “market flex” rights contained in the fee letter related to the Credit Agreement.
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
The Revolving Credit Facility bears interest at either the base rate (“Base Rate”) plus a margin, or at a one-, two-, three-, six- or, if available, twelve-month LIBOR rate plus a margin, at the Company’s election. At December 31, 2020, the Company calculated interest using a one-month LIBOR rate and an applicable margin of 0.15% and 4.50% per annum, respectively. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. Interest under the Revolving Credit Facility is payable (i) with respect to LIBOR borrowings, on the last day of each applicable interest period (one, two, three, six or twelve months), unless the applicable interest period is longer than three months, then on each day occurring every three months after the commencement of such interest period, and on the maturity date, and (ii) with respect to Base Rate borrowings, on the last day of every calendar quarter and on the maturity date. At December 31, 2020, we had no outstanding borrowings under the Revolving Credit

Facility, providing $75 million of available capacity. During 2020, our weighted average interest rate on borrowings under the Revolving Credit Facility was approximately 6.68%. The Revolving Credit Facility may be repaid in whole or in part at any time, with final payment of all principal and interest then outstanding due on October 2, 2024.
Interest under the Term Loan Facility is payable at the same frequencies and bears interest at the same rate options as the Revolving Credit Facility. We continue to utilize an interest rate swap to hedge against $350 million of the outstanding Term Loan Facility, which resulted in a weighted average interest rate of approximately 5.74% per annum during 2020. At December 31, 2020, we had $355 million of outstanding borrowings under the facility. Principal payments on the Term Loan Facility total $30 million, $50 million, $50 million, $50 million and $15 million for each of the years ending 2020, 2021, 2022, 2023, and 2024, respectively. Additionally, based on the December 31, 2020 Consolidated Financial Statements, the Company is required to make a $32.7 million excess cash flow payment in the first quarter of 2021, of which the Company has prepaid $15 million in the fourth quarter of 2020 and will make the remaining $17.7 million payment in the first quarter of 2021. The Company's final payment under the Term Loan Facility is due on October 2, 2024, which will include the remaining $172.5 million of outstanding principal and any related interest outstanding.
Debt Issuance Costs—The costs associated with the Term Loan Facility and Revolving Credit Facility are reflected on the Balance Sheets as a direct reduction from the related debt liability and amortized over the terms of the respective facilities.

Note Payable to Seller, Plateau Acquisition—As part of the Plateau Acquisition, the Company issued a $10.0 million subordinated promissory note to one of the Plateau sellers that bears interest at 8% with interest payments due quarterly beginning January 1, 2020. The subordinated promissory note has no scheduled payments, however, it may be repaid in whole or in part at any time, subject to certain payment restrictions under a subordination agreement with the Agent under our Credit Agreement, without premium or penalty, with final payment of all principal and interest then outstanding due on April 2, 2025. At inception, the subordinated promissory note’s interest rate approximated market.
Notes and Deferred Payments to Sellers, Tealstone Acquisition—At December 31, 2020 the Company had no balance remaining on the combined promissory notes and deferred cash payments issued as part of the Tealstone Acquisition. During the year ended December 31, 2020, the Company paid $7.5 million of the deferred cash payments and $5 million on promissory notes that were due on April 3, 2020.
Other Debt—During the second quarter of 2020, the Company’s two 50% owned subsidiaries received three short-term Paycheck Protection Program loans (the “PPP Loans”) totaling approximately $9.8 million. The loans may be fully or partially forgiven if the funds are used for payroll related costs, interest on mortgages, rent, and utilities, and as long as our employee headcount and salary levels remain consistent with our baseline period over an eight to twenty-four week period following the date the loans were received. Any forgiveness of the loans requires approval by the Small Business Administration (“SBA”). If the SBA determines that the loans are not fully or partially forgiven, the balance is subject to a 1% interest rate and requires repayment. The PPP Loans have been classified as short-term debt under “Current Liabilities” on the Consolidated Balance Sheets at December 31, 2020, as we expect to submit forgiveness applications and receive a determination by the SBA within the next six months.
Compliance and Other—As of December 31, 2020, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Consolidated Balance Sheets. As of December 31, 2020 and 2019, the carrying values of our debt outstanding approximated the fair values.
Borrowings—Based on our average borrowings for 2020 and our 2021 forecasted cash needs, we continue to believe that the Company has sufficient liquid financial resources to fund our requirements for the next year of operations. Furthermore, the Company is continually assessing ways to increase revenues and reduce costs to improve liquidity. However, in the event of a substantial cash constraint and if we were unable to secure adequate debt financing, our liquidity could be materially and adversely affected. Refer to Item 1A “Risk Factors” for further discussion of liquidity related risks.
Issuance Common Stock—On October 2, 2019, in connection with the acquisition of Plateau, the Company issued 1,244,813 shares of the Company’s stock as consideration paid to the Plateau sellers. The value of the shares issued was $16.2 million based on Sterling’s closing stock price on October 1, 2019. See Note 3 - Plateau Acquisition for further discussion.
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
Material Cash Requirements
The following table sets forth our material cash requirements from contractual obligations at December 31, 2020:

	Payments due by period
(In thousands)	Total	<1 Year	1 - 3 Years	4 – 5 Years	>5 Years
Credit Facility	$355,000	$67,690	$100,000	$187,310	$—
Credit Facility interest	73,009	22,293	39,544	11,172	—
Other notes payable (inclusive of outstanding interest)	14,160	988	1,896	11,276	—
Members’ interest subject to mandatory redemption and undistributed earnings (1)	51,290	51,290	—	—	—
Total	$493,459	$142,261	$141,440	$209,758	$—
(1) Mandatory redemption is based on the death or disability of the interest holders. Undistributed earnings can be distributed upon unanimous consent from the members and for tax distributions. At this time we cannot predict when such distributions will be made. The Company has purchased two separate $20 million death and permanent total disability insurance policies to mitigate the Company’s cash draw if such events were to occur.
Capital Expenditures—Capital equipment is acquired as needed by increased levels of production and to replace retiring equipment. Capital expenditures incurred in 2020 were $33 million. Management expects capital expenditures in 2021 to be in the range of $35 to $40 million; however, the award of a project requiring significant purchases of equipment or other factors could result in increased expenditures.
NEW ACCOUNTING STANDARDS
See the applicable section of Note 2 - Basis of Presentation and Significant Accounting Policies for a discussion of new accounting standards.
CRITICAL ACCOUNTING ESTIMATES
The discussion and analysis of the financial condition and results of operations are based on the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting policies generally accepted in the United States (“GAAP”). The preparation of these Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. The Company continually evaluates its estimates based on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting estimates involve more significant judgment used in the preparation of the Consolidated Financial Statements.
Revenue Recognition
Performance Obligations Satisfied Over Time—Revenue for contracts that satisfy the criteria for over time recognition is recognized as the work progresses. The Company measures transfer of control of the performance obligation utilizing the cost-to-cost measure of progress, with cost of revenue including direct costs, such as materials and labor, and indirect costs that are attributable to contract activity. Under the cost-to-cost approach, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for such performance obligations. Significant estimates that impact the cost to complete each performance obligation are materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingencies, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on performance obligations in progress. Due to the various estimates inherent in contract accounting, actual results could differ from those estimates, which could result in material changes to the Company’s Consolidated Financial Statements and related disclosures. See “Contract Estimates” within Note 4 - Revenue from Customers for further discussion.
Fair Value Measurements
The Company may use fair value measurements that involve the input of estimates that require significant judgment. The Company’s use of these fair value measurements include:
•Determining the purchase price allocation for an acquired business;
•Goodwill impairment testing when a quantitative analysis is deemed necessary; and
•Long-lived asset (such as property, equipment and intangible assets) impairment testing when impairment indicators are present.
When performing quantitative fair value or impairment evaluations, the Company estimates the fair value of assets by considering the results of income-based and/or a market-based valuation method. Under the income-based method, a discounted cash flow valuation model uses recent forecasts to compare the estimated fair value of each asset to its carrying value. Cash flow forecasts are discounted using the weighted-average cost of capital for the applicable reporting unit at the date of evaluation. The weighted-average cost of capital is comprised of the cost of equity and the cost of debt with a weighting for each that reflects the Company’s current capital structure. Preparation of long-term forecasts involve significant judgments involving consideration of backlog, expected future awards, customer attribution, working capital assumptions and general market trends and conditions. Significant changes in these forecasts or any valuation assumptions, such as the discount rate selected, could affect the estimated fair value of our assets and could result in impairment. Under the market-based method, market information such as multiples of comparable publicly traded companies and/or completed sales transactions are used to develop or validate our fair value conclusions, when appropriate and available.
Purchase Price Allocations—The aggregate purchase price for the acquisition of Plateau was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values as of October 2, 2019, which were based, in part, upon internal and external valuations of certain assets, including specifically identified intangible assets and property and equipment. The valuations were based on the income-based and market-based valuation methods noted above. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired, totaling $106.8 million, was recorded as goodwill. See Note 3 - Plateau Acquisition for further discussion.
Goodwill—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment or when other actions require an impairment assessment. The Company performs the annual impairment assessment during the fourth quarter of each year based on balances as of October 1. During the fourth quarter of 2020, 2019 and 2018, the Company performed a qualitative assessment of goodwill, and based on this assessment, no indicators of impairment were present. Factors considered include macroeconomic, industry and competitive conditions, financial performance and reporting unit specific events. These are discussed in a number of places including Item 1A “Risk Factors.” Our annual assessments indicated there was no impairment of goodwill during the years ended December 31, 2020, 2019 and 2018.
Long-lived Assets—Long-lived assets, which include property, equipment and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to their respective carrying amounts to determine if an impairment exists. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on operating results and financial position. For the years ended December 31, 2020 and 2019, there were no events or changes in circumstances that would indicate a material impairment of our long-lived assets.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We continue to utilize a swap arrangement to hedge against interest rate variability associated with $350 million of the $355 million outstanding under the Term Loan Facility. The Company has designated its interest rate swap agreement as a cash flow hedging derivative. To the extent the derivative instrument is effective and the documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) until the underlying hedged item is recognized in earnings. The fair value of the contract was a net liability of approximately $7.1 million at December 31, 2020. For the $5 million remaining portion of the Term Loan Facility not associated with the interest rate swap hedge, at December 31, 2020, a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $50 thousand per year.
Other
Fair Value—The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At December 31, 2020, the fair value of the term loan, based upon the current market rates for debt with similar credit risk and maturities, approximated its carrying value as interest is based on LIBOR plus an applicable margin.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sterling Construction Company, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 3, 2021 expressed an unqualified opinion.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition
As described further in Note 2 to the financial statements, revenues derived from long-term contracts in the heavy-civil and specialty services segments are recognized as the performance obligations are satisfied over time. The Company uses a ratio of project costs incurred to estimated total costs for each contract to recognize revenue. Under the cost-to-cost approach, the determination of the progress towards completion requires management to prepare estimates of the costs to complete. In addition, the Company’s contracts may include variable consideration related to contract modifications through change orders or claims, and management must also estimate the variable consideration the Company expects to receive in order to estimate the total contract revenue. We identified revenue recognized over time to be a critical audit matter.
The principal considerations for our determination that revenue recognized over time is a critical audit matter is that auditing management’s estimate of the progress toward completion of its projects was complex and subjective. This is due to the considerable judgement required to evaluate management’s determination of the forecasted costs to complete its long-term contracts as future results may vary significantly from past estimates due to changes in facts and circumstances. In addition, auditing the Company’s measurement of variable consideration is also complex and highly judgmental and can have a material effect on the amount of revenue recognized.
Our audit procedures related to revenue over time included the following, among others.
•We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s processes and controls related to contract revenue recognition.
•We tested the Company’s cost-to-cost estimates by evaluating the appropriate application of the cost-to-cost method, testing the significant assumptions used to develop the estimated cost to complete and testing the completeness and accuracy of the underlying data.
•We tested the estimated variable consideration by evaluating the appropriate application of the most likely amount method, and tracing amounts to supporting documentation.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2001.
Houston, Texas
March 3, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sterling Construction Company, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sterling Construction Company, Inc (a Delaware corporation) (and subsidiaries) (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 3, 2021 expressed an unqualified opinion on those financial statements.
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
March 3, 2021

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Revenues	$1,427,412	$1,126,278	$1,037,667
Cost of revenues	(1,236,043)	(1,018,484)	(927,335)
Gross profit	191,369	107,794	110,332
General and administrative expense	(71,415)	(49,200)	(48,220)
Intangible asset amortization	(11,436)	(4,695)	(2,400)
Acquisition related costs	(1,026)	(4,311)	—
Other operating expense, net	(12,600)	(11,837)	(17,101)
Operating income	94,892	37,751	42,611
Interest income	161	1,142	1,017
Interest expense	(29,377)	(16,686)	(12,350)
Loss on extinguishment of debt	(301)	(7,728)	—
Income before income taxes	65,375	14,479	31,278
Income tax (expense) benefit	(22,471)	26,216	(1,738)
Net income	42,904	40,695	29,540
Less: Net income attributable to noncontrolling interests	(598)	(794)	(4,353)
Net income attributable to Sterling common stockholders	$42,306	$39,901	$25,187

Net income per share attributable to Sterling common stockholders:
Basic	$1.52	$1.50	$0.94
Diluted	$1.50	$1.47	$0.93

Weighted average common shares outstanding:
Basic	27,859	26,671	26,903
Diluted	28,195	27,119	27,194

The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income	$42,904	$40,695	$29,540
Other comprehensive income, net of tax
Change in interest rate swap, net of tax (Note 10)	(5,055)	(209)	—
Total comprehensive income	37,849	40,486	29,540
Less: Comprehensive income attributable to noncontrolling interests	(598)	(794)	(4,353)
Comprehensive income attributable to Sterling common stockholders	$37,251	$39,692	$25,187

The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents ($26,122 and $7,538 related to variable interest entities (“VIEs”))	$66,185	$45,733
Accounts receivable ($25,789 and $19,241 related to VIEs)	177,424	168,872
Contract assets ($8,370 and $12,257 related to VIEs)	84,975	94,679
Receivables from and equity in construction joint ventures ($9,708 and $7,406 related to VIEs)	16,653	9,196
Other current assets ($1,493 and $503 related to VIEs)	16,306	11,790
Total current assets	361,543	330,270
Property and equipment, net ($6,010 and $5,619 related to VIEs)	126,668	116,030
Operating lease right-of-use assets ($4,213 and $3,817 related to VIEs)	16,515	13,979
Goodwill ($1,501 and $1,501 related to VIEs)	192,014	191,892
Other intangibles, net	244,887	256,323
Deferred tax asset, net	7,817	26,012
Other non-current assets, net	3,250	183
Total assets	$952,694	$934,689
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($19,505 and $18,213 related to VIEs)	$95,201	$137,593
Contract liabilities ($17,678 and $8,177 related to VIEs)	114,019	57,760
Current maturities of long-term debt ($6,793 and $39 related to VIEs)	77,434	42,473
Current portion of long-term lease obligations ($1,801 and $1,838 related to VIEs)	7,588	7,095
Income taxes payable	—	1,212
Accrued compensation ($2,141 and $1,521 related to VIEs)	18,013	13,727
Other current liabilities ($1,374 and $1,429 related to VIEs)	9,629	6,393
Total current liabilities	321,884	266,253
Long-term debt ($53 and $2 related to VIEs)	291,249	390,627
Long-term lease obligations ($2,412 and $1,979 related to VIEs)	8,958	6,976
Members’ interest subject to mandatory redemption and undistributed earnings	51,290	49,003
Other long-term liabilities ($722 and $0 related to VIE’s)	10,584	619
Total liabilities	683,965	713,478
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, par value $0.01 per share; 38,000 shares authorized, 28,279 and 28,290 shares issued, 28,184 and 27,772 shares outstanding	283	283
Additional paid in capital	256,423	251,019
Treasury stock, at cost: 95 and 518 shares	(1,445)	(6,142)
Retained earnings (deficit)	17,273	(25,033)
Accumulated other comprehensive loss	(5,264)	(209)
Total Sterling stockholders’ equity	267,270	219,918
Noncontrolling interests	1,459	1,293
Total stockholders’ equity	268,729	221,211
Total liabilities and stockholders’ equity	$952,694	$934,689
The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$42,904	$40,695	$29,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,785	20,740	16,770
Amortization of debt issuance costs and non-cash interest	3,193	3,393	3,250
Gain on disposal of property and equipment	(1,495)	(527)	(580)
Loss on debt extinguishment	301	4,334	—
Deferred taxes	19,439	(27,398)	1,450
Stock-based compensation expense	11,643	3,788	3,064
Change in interest rate swap	265	(30)	—
Changes in operating assets and liabilities (Note 18)	10,248	(3,902)	(14,020)
Net cash provided by operating activities	119,283	41,093	39,474
Cash flows from investing activities:
Plateau acquisition, net of cash acquired	—	(396,323)	—
Capital expenditures	(32,864)	(15,397)	(13,171)
Proceeds from sale of property and equipment	2,373	1,334	1,789
Net cash used in investing activities	(30,491)	(410,386)	(11,382)
Cash flows from financing activities:
Cash received from credit facility	—	430,000	—
Repayments of debt	(77,745)	(87,621)	(11,555)
Distributions to noncontrolling interest owners	(432)	(7,360)	(1,350)
Purchase of treasury stock	—	(3,201)	(4,731)
Debt issuance costs	—	(10,688)	—
Other	9,837	(199)	(314)
Net cash (used in) provided by financing activities	(68,340)	320,931	(17,950)
Net change in cash and cash equivalents	20,452	(48,362)	10,142
Cash and cash equivalents at beginning of period	45,733	94,095	83,953
Cash and cash equivalents at end of period	$66,185	$45,733	$94,095
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$26,941	$11,566	$10,829
Cash paid during the period for income taxes	$4,745	$94	$276
Non-cash items:
Share consideration given for acquisitions	$—	$16,195	$—
Notes and deferred payments to sellers	$—	$10,000	$—
Tax basis election	$—	$5,015	$—
The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Sterling Stockholders’ Equity	Non-controlling Interests
	Shares	Amount		Shares	Amount					Total
Balance at December 31, 2017	27,051	$271	$231,183	—	$—	$(90,121)	$—	$141,333	$4,856	$146,189
Net income	—	—	—	—	—	25,187	—	25,187	4,353	29,540
Stock-based compensation	40	—	3,064	—	—	—	—	3,064	—	3,064
Distributions to owners	—	—	—	—	—	—	—	—	(1,350)	(1,350)
Purchase of Treasury Stock	(467)	—	—	467	(4,731)	—	—	(4,731)	—	(4,731)
Shares withheld for taxes	(27)	—	(452)	—	—	—	—	(452)	—	(452)
Balance at December 31, 2018	26,597	$271	$233,795	467	$(4,731)	$(64,934)	$—	$164,401	$7,859	$172,260
Net income	—	—	—	—	—	39,901	—	39,901	794	40,695
Change in interest rate swap	—	—	—	—	—	—	(209)	(209)	—	(209)
Stock-based compensation	(1)	—	3,788	—	—	—	—	3,788	—	3,788
Distributions to owners	—	—	—	—	—	—	—	—	(7,360)	(7,360)
Purchase of Treasury Stock	(250)	—	—	250	(3,201)	—	—	(3,201)	—	(3,201)
Stock issued for Plateau acquisition	1,245	12	16,183	—	—	—	—	16,195	—	16,195
Issuance of stock	273	—	(2,599)	(273)	2,751	—	—	152	—	152
Shares withheld for taxes	(92)	—	(148)	74	(961)	—	—	(1,109)	—	(1,109)
Balance at December 31, 2019	27,772	$283	$251,019	518	$(6,142)	$(25,033)	$(209)	$219,918	$1,293	$221,211
Net income	—	—	—	—	—	42,306	—	42,306	598	42,904
Change in interest rate swap	—	—	—	—	—	—	(5,055)	(5,055)	—	(5,055)
Stock-based compensation	—	—	11,643	—	—	—	—	11,643	—	11,643
Distributions to owners	—	—	—	—	—	—	—	—	(432)	(432)
Issuance of stock	546	—	(6,012)	(546)	6,542	—	—	530	—	530
Shares withheld for taxes	(134)	—	(140)	123	(1,845)	—	—	(1,985)	—	(1,985)
Other	—	—	(87)	—	—	—	—	(87)	—	(87)
Balance at December 31, 2020	28,184	$283	$256,423	95	$(1,445)	$17,273	$(5,264)	$267,270	$1,459	$268,729

The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
($ and share values in thousands, except per share data)

1.	NATURE OF OPERATIONS
Business Summary
Sterling Construction Company, Inc., (“Sterling,” “the Company,” “we,” “our” or “us”), a Delaware corporation, operates through a variety of subsidiaries within three segments specializing in Heavy Civil, Specialty Services and Residential projects in the United States (the “U.S.”), primarily across the southern U.S., the Rocky Mountain States, California and Hawaii, as well as other areas with strategic construction opportunities. Heavy Civil includes infrastructure and rehabilitation projects for highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems. Specialty Services projects include construction site excavation and drainage, drilling and blasting for excavation, foundations for multi-family homes, parking structures and other commercial concrete projects. Residential projects include concrete foundations for single-family homes.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Presentation Basis—The accompanying Consolidated Financial Statements are presented in accordance with accounting policies generally accepted in the United States (“GAAP”) and reflect all wholly owned subsidiaries and those entities the Company is required to consolidate. See the “Consolidated 50% Owned Subsidiaries” and “Construction Joint Ventures” sections of this Note for further discussion of the Company’s consolidation policy for those entities that are not wholly owned. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Values presented within tables (excluding per share data) are in thousands. Reclassifications have been made to historical financial data in the Consolidated Financial Statements to conform to the current year presentation.
Estimates and Judgments—The preparation of the accompanying Consolidated Financial Statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting estimates of the Company require a higher degree of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts over time, the valuation of long-lived assets, goodwill, and purchase accounting estimates. Management continually evaluates all of its estimates and judgments based on available information and experience; however, actual results could differ from these estimates.
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
•Performance Obligations Satisfied Over Time (Heavy Civil and Specialty Services)
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
The Company estimates variable consideration for a performance obligation at the most likely amount to which the Company expects to be entitled (or the most likely amount the Company expects to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which the Company will be entitled (or will incur in the case of liquidated damages). The Company includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company.
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
•Performance Obligations Satisfied at a Point-in-Time (Residential)
Revenue for our residential contracts is recognized at a point in time and utilizes an output measure for performance based on the completion of a unit of work (e.g., completion of concrete foundation). The time from starting construction to completion is typically two weeks or less. Upon fulfillment of the performance obligation, the customer is provided an invoice (or equivalent) demonstrating transfer of control to the customer.
Accounts Receivable—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Receivables increased by $8,552 compared to December 31, 2019, primarily due to timing of receipts and increased revenue. Receivables are written off based on individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At December 31, 2020 and 2019, our allowance for our estimate of expected credit losses was zero.
As is customary, we have agreed to indemnify our bonding company for all losses incurred by it in connection with bonds that are issued, and we have granted our bonding company a security interest in certain assets, including accounts receivable, as collateral for such obligation.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contracts in Progress—For performance obligations satisfied over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Typically, Sterling bills for advances or deposits from its customers before revenue is recognized, resulting in contract liabilities. However, the Company occasionally bills subsequent to revenue recognition, resulting in contract assets.
Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. At December 31, 2020 and 2019, contract assets included $44,412 and $52,124 of retainage, respectively, and contract liabilities included $33,856 and $27,251 of retainage, respectively. Retainage on active contracts is classified as current regardless of the term of the contract and is generally collected within one year of the completion of a contract. We anticipate collecting approximately 68% of our December 31, 2020 retainage in 2021. These assets and liabilities are reported on the Consolidated Balance Sheet within “Contract Assets” and “Contract Liabilities” on a contract-by-contract basis at the end of each reporting period.
Contract assets decreased by $9,704 compared to December 31, 2019, primarily due to a decrease in retainage. Contract liabilities increased by $56,259 compared to December 31, 2019, primarily due to the timing of advance billings and work progression, partly offset by an increase in retainage. Revenue recognized for the year ended December 31, 2020 that was included in the contract liability balance on December 31, 2019 was $444,213. Revenue recognized for the year ended December 31, 2019 that was included in the contract liability balance on December 31, 2018 was $274,341.
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
Cash and Restricted Cash—Our cash is comprised of highly liquid investments with maturities of three months or less. Restricted cash of approximately $6,500 and $4,800 is included in “Other current assets” on the Consolidated Balance Sheets at December 31, 2020 and 2019, respectively. This primarily represents cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements.
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
Lease Arrangements—In the ordinary course of business, the Company enters into a variety of lease arrangements, including operating and finance leases.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•Operating & Finance Leases—The Company determines if an arrangement is a lease at inception. The operating lease right-of-use (“ROU”) assets are included within the Company’s non-current assets and lease liabilities are included in current or non-current liabilities on the Company’s Consolidated Balance Sheets. Finance leases are included in “Property and equipment,” “Current maturities of long-term debt,” and “Long-term debt” on the Company’s Consolidated Balance Sheets. ROU assets represent the Company’s right to use, or control the use of, a specified asset for the lease term. Lease liabilities are the Company’s obligation to make lease payments arising from a lease and are measured on a discounted basis. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term on the commencement date. The operating lease ROU asset includes any lease payments made and initial direct costs incurred and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments continues to be recognized on a straight-line basis over the lease term.
Goodwill—Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition. Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any interim indicators of impairment. Interim testing for impairment is performed if indicators of potential impairment exist. We perform our annual impairment assessment during the fourth quarter of each year which typically consists of a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its net book value, including goodwill. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, market conditions, cost factors, overall financial performance and Company and reporting unit specific events. If we identify a potential impairment in our qualitative assessment, we perform a quantitative assessment by comparing the fair value of the applicable reporting unit to its net book value, including goodwill. To determine the fair value of our reporting units and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. We generally do not utilize a market approach, given the lack of relevant information generated by market transactions involving comparable businesses. However, to the extent market indicators of fair value become available, we would consider such market indicators in our discounted cash flow analysis and determination of fair value. Refer to Note 8 - Goodwill and Other Intangible Assets for our disclosure regarding goodwill impairment testing.
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
Federal and State Income Taxes—We determine deferred income tax assets and liabilities using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We recognize the financial statement benefit of a tax position only after determining the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As a result of the Company’s analysis, management has determined the Company does not have any material uncertain tax positions. The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense and penalties as administrative expense. Refer to Note 13 - Income Taxes for further information regarding our federal and state income taxes.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13 to add the guidance in ASC 326 on the impairment of financial instruments. The ASU introduces an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. The amendments in the ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2020 and noted no material impact to the Company’s Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	PLATEAU ACQUISITION
General—On October 2, 2019, Sterling consummated the acquisition (the “Plateau Acquisition”) of all of the issued and outstanding shares of capital stock of LK Gregory Construction, Inc. and Plateau Excavation, Inc., and all of the issued and outstanding equity interests in DeWitt Excavation, LLC. The Plateau Acquisition was accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations.
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
The following table summarizes our purchase price allocation at the acquisition closing date, net of cash acquired:

Net tangible assets:
Accounts receivable	$61,110
Contract assets	13,035
Other current assets	249
Property and equipment, net	65,492
Other non-current assets, net	10
Accounts payable	(22,039)
Contract liabilities	(7,790)
Other current and non-current liabilities	(7,918)
Total net tangible assets	102,149
Identifiable intangible assets	218,600
Goodwill	106,784
Total consideration transferred	$427,533
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

	Years Ended December 31,
	2019	2018
Pro forma revenue	$1,358,736	$1,326,854
Pro forma net income attributable to Sterling (1)	$90,408	$54,282
(1) Pro forma net income attributable to Sterling does not include any non-cash income tax expense, as we had a valuation allowance in 2018 and 2019. Additionally, in 2019 we had a reversal of the valuation allowance on our net deferred tax assets. See Note 13 - Income Taxes for a further discussion of the reversal.

4.	REVENUE FROM CUSTOMERS
Backlog—The following table presents the Company’s backlog, by segment:

	December 31,
	2020	2019
Heavy Civil Backlog	$898,183	$834,049
Specialty Services Backlog	277,205	233,976
Total Heavy Civil and Specialty Services Backlog	$1,175,388	$1,068,025
The Company expects to recognize approximately 64% of its backlog as revenue during the next twelve months, and the balance thereafter.
Revenue Disaggregation—The following tables present the Company’s revenues disaggregated by major end market and contract type:

	Years Ended December 31,
Revenues by major end market	2020	2019	2018
Heavy Highway	$526,561	$483,175	$513,376
Aviation	109,894	141,371	111,824
Water Containment and Treatment	69,922	65,795	66,928
Other	47,447	69,984	73,510
Heavy Civil Revenues	753,824	760,325	765,638
Land Development	397,253	84,637	—
Commercial	111,641	128,187	120,333
Specialty Services Revenues	508,894	212,824	120,333
Residential Revenues	164,694	153,129	151,696
Total Revenues	$1,427,412	$1,126,278	$1,037,667

Revenues by contract type
Fixed-Unit Price	$843,401	$708,638	$733,047
Lump Sum	389,045	262,237	146,874
Residential and Other	194,966	155,403	157,746
Total Revenues	$1,427,412	$1,126,278	$1,037,667

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
Variable Consideration
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to the Company’s customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken. Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $7,142 and $3,000, at December 31, 2020 and 2019, respectively, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes such profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in estimated revenues and gross margin resulted in a net increase of $7,439 for the year ended December 31, 2020, a net decrease of $9,044 for the year ended December 31, 2019 and a net increase of $7,098 for the year ended December 31, 2018, included in “Operating income” on the Consolidated Statements of Operations. The 2019 decrease primarily related to a project for the construction of three separate bridges in Texas.

5.	CONSOLIDATED 50% OWNED SUBSIDIARIES
The Company has 50% ownership interests in two subsidiaries (“Myers” and “RHB”) that it fully consolidates as a result of its exercise of control over the entities. The earnings attributable to the 50% portions the Company does not own were $11,100, $9,800 and $15,100 for 2020, 2019 and 2018, respectively, and are eliminated within “Other operating expense, net” in the Consolidated Statements of Operations. Any undistributed earnings for partners are included in “Members’ interest subject to mandatory redemption and undistributed earnings” within the Consolidated Balance Sheets and are mandatorily payable at the time of the noncontrolling owners’ death or permanent disability.
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
The liability consists of the following:

	As of December 31,
	2020	2019
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	11,290	9,003
Total liability	$51,290	$49,003

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company must determine whether any of its entities, including these two 50% owned subsidiaries, in which it participates, is a VIE. The Company determined that Myers is a VIE and that the Company is the primary beneficiary because pursuant to the terms of the Myers Operating Agreement, the Company is exposed to the majority of potential losses of the partnership.
Summary financial information for Myers is as follows:

	Years Ended December 31,
	2020	2019	2018
Revenues	$200,674	$205,615	$193,677
Operating income	$4,796	$6,372	$8,819
Net income	$2,382	$3,196	$4,415

6.	CONSTRUCTION JOINT VENTURES
Joint ventures with a controlling interest—As discussed in Note 2 - Basis of Presentation and Significant Accounting Policies, we consolidate any venture that is determined to be a VIE for which we are the primary beneficiary, or which we otherwise effectively control. The equity held by the remaining owners and their portions of net income (loss) are reflected in stockholders’ equity on the Consolidated Balance Sheets line item “Noncontrolling interests” and in the Consolidated Statements of Operations line item “Net income attributable to noncontrolling interests,” respectively. The Company determined that a joint venture in which RLW is a 51% owner is a VIE and the Company is the primary beneficiary.
Summary financial information for this construction joint venture is as follows:

	Years Ended December 31,
	2020	2019
Revenues	$15,800	$6,903
Operating income	$1,271	$467
Net income	$1,278	$471
Joint ventures with a noncontrolling interest—The Company accounts for unconsolidated joint ventures using a pro-rata basis in the Consolidated Statements of Operations and as a single line item (“Receivables from and equity in construction joint ventures”) in the Consolidated Balance Sheets. This method is a permissible modification of the equity method of accounting which is a common practice in the construction industry. Combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company’s share of such amounts which are included in the Company’s Consolidated Financial Statements are shown below:

	As of December 31,
	2020	2019
Current assets	$143,608	$92,710
Current liabilities	$(141,295)	$(86,705)
Sterling’s receivables from and equity in construction joint ventures	$16,653	$9,196

	Years Ended December 31,
	2020	2019	2018
Revenues	$198,497	$158,291	$115,441
Income before tax	$22,517	$20,449	$8,097
Sterling’s noncontrolling interest:
Revenues	$88,825	$76,419	$55,134
Income before tax	$10,061	$8,170	$4,104
The caption “Receivables from and equity in construction joint ventures” includes undistributed earnings and receivables owed to the Company. Undistributed earnings are typically released to the joint venture partners after the customer accepts the project as completed and any warranty period, if any, has passed.
Other—The use of joint ventures exposes us to a number of risks, including the risk that our partners may be unable or unwilling to provide their share of capital investment to fund the operations of the venture or complete their obligations to us,

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the venture, or ultimately, the customer. Differences in opinions or views among joint venture partners could also result in delayed decision-making or failure to agree on material issues, which could adversely affect the business and operations of the joint venture. In addition, agreement terms may subject us to joint and several liability for our venture partners, and the failure of our venture partners to perform their obligations could impose additional performance and financial obligations on us. The aforementioned factors could result in unanticipated costs to complete the projects, liquidated damages or contract disputes, including claims against our partners.

7.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	As of December 31,
	2020	2019
Construction and transportation equipment	$231,799	$217,945
Buildings and improvements	21,025	14,641
Land	3,891	3,891
Office equipment	3,012	2,767
Total property and equipment	259,727	239,244
Less accumulated depreciation	(133,059)	(123,214)
Total property and equipment, net	$126,668	$116,030
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was approximately $21,300, $16,000 and $14,400 for 2020, 2019 and 2018, respectively.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
    Reporting Units—The Company’s reporting units consist of its Heavy Civil, Specialty Services and Residential segments. Goodwill is not amortized, but instead is reviewed for impairment at least annually during the fourth quarter of each year at the reporting level, absent any interim indicators of impairment or other factors requiring an assessment.
Annual Impairment Assessment—For our 2020 annual impairment test we performed a qualitative assessment, using information as of October 1. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. We determined there were no factors indicating the need to perform a quantitative goodwill impairment test and concluded that it is more likely than not the fair value of our reporting units is greater than their carrying value and thus there was no impairment to goodwill.
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results. No impairments were recorded to our goodwill during the years ended December 31, 2020, 2019 and 2018. No material events or changes occurred between the testing date and year end to trigger a subsequent impairment review.
At December 31, 2020 and 2019, we had goodwill with a carrying amount of $192,014 and $191,892, respectively. The following table presents goodwill by reportable segment:

	December 31, 2020	December 31, 2019
Goodwill
Heavy Civil	$54,806	$54,806
Specialty Services	106,783	106,661
Residential	30,425	30,425
Total Goodwill	$192,014	$191,892

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets
The following table presents our acquired finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		December 31, 2020		December 31, 2019
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	25	$232,623	$(16,360)	$232,623	$(6,911)
Trade name	23	30,107	(3,209)	30,107	(1,692)
Non-compete agreements	5	2,487	(761)	2,487	(291)
Total	24	$265,217	$(20,330)	$265,217	$(8,894)
During the years ended December 31, 2020, 2019 and 2018, we have amortized approximately $11,400, $4,700, and $2,400 respectively. Amortization expense is anticipated to be approximately $11,500, $11,300, $11,200, $11,100, and $10,700 for 2021, 2022, 2023, 2024 and 2025, respectively.

9.	DEBT
The Company’s outstanding debt was as follows:

	As of December 31,
	2020	2019
Term Loan Facility	$355,000	$400,000
Revolving Credit Facility	—	20,000
Credit Facility	355,000	420,000
Note payable to seller, Plateau Acquisition	10,000	10,000
Notes and deferred payments to sellers, Tealstone Acquisition	—	12,230
Other debt	10,397	805
Total debt	375,397	443,035

Less - Current maturities of long-term debt	(77,434)	(42,473)
Less - Unamortized debt issuance costs	(6,714)	(9,935)
Total long-term debt	$291,249	$390,627
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
The Company obtained the Credit Facility in order to facilitate the transactions contemplated by the Plateau Acquisition, including to refinance the existing indebtedness of the Company, finance capital expenditures, finance working capital, finance acquisitions permitted under the Credit Agreement, finance other general corporate purposes and fund certain fees and expenses associated with the closing of the Credit Facility and the Plateau Acquisition.
On December 2, 2019, the Credit Agreement was amended to modify (i) the applicable margins with respect to Base Rate and London Inter-Bank Offered Rate (“LIBOR”) borrowings under the Credit Facility, (ii) the required amounts of mandatory prepayments of the Credit Facility with excess cash flow, (iii) the amounts of scheduled principal payments quarterly and at maturity on the Term Loan Facility, and (iv) the applications of partial prepayments of the Term Loan Facility on a ratable, weighted basis among all remaining scheduled principal payments on the Term Loan Facility. The modifications in (i)-(iii)

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mentioned above were pursuant to the customary “market flex” rights contained in the fee letter related to the Credit Agreement.
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
The Revolving Credit Facility bears interest at either the base rate (“Base Rate”) plus a margin, or at a one-, two-, three-, six- or, if available, twelve-month LIBOR rate plus a margin, at the Company’s election. At December 31, 2020, the Company calculated interest using a one-month LIBOR rate and an applicable margin of 0.15% and 4.50% per annum, respectively. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. Interest under the Revolving Credit Facility is payable (i) with respect to LIBOR borrowings, on the last day of each applicable interest period (one, two, three, six or twelve months), unless the applicable interest period is longer than three months, then on each day occurring every three months after the commencement of such interest period, and on the maturity date, and (ii) with respect to Base Rate borrowings, on the last day of every calendar quarter and on the maturity date. At December 31, 2020, we had no outstanding borrowings under the Revolving Credit Facility, providing $75,000 of available capacity. During 2020, our weighted average interest rate on borrowings under the Revolving Credit Facility was approximately 6.68%. The Revolving Credit Facility may be repaid in whole or in part at any time, with final payment of all principal and interest then outstanding due on October 2, 2024.
Interest under the Term Loan Facility is payable at the same frequencies and bears interest at the same rate options as the Revolving Credit Facility. We continue to utilize an interest rate swap to hedge against $350,000 of the outstanding Term Loan Facility, which resulted in a weighted average interest rate of approximately 5.74% per annum during 2020. At December 31, 2020, we had $355,000 of outstanding borrowings under the facility. Principal payments on the Term Loan Facility total $30,000, $50,000, $50,000, $50,000 and $15,000 for each of the years ending 2020, 2021, 2022, 2023, and 2024, respectively. Additionally, based on the Company’s December 31, 2020 Consolidated Financial Statements, the Company is required to make a $32,700 excess cash flow payment in the first quarter of 2021, of which the Company has prepaid $15,000 in the fourth quarter of 2020 and will make the remaining $17,700 payment in the first quarter of 2021. The Company's final payment under the Term Loan Facility is due on October 2, 2024, which will include the remaining $172,500 of outstanding principal and any related interest outstanding.
Debt Issuance Costs—The costs associated with the Term Loan Facility and Revolving Credit Facility are reflected on the Balance Sheets as a direct reduction from the related debt liability and amortized over the terms of the respective facilities. Amortization of debt issuance costs was $2,920, $2,307 and $2,073 for the years ended December 31, 2020, 2019 and 2018, respectively, and was recorded as interest expense. Additionally, due to an early payment of $15,000 on the Term Loan Facility in the fourth quarter of 2020, we recorded a loss on extinguishment of $301 related to debt issuance costs.
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
Notes and Deferred Payments to Sellers, Tealstone Acquisition—At December 31, 2020 the Company had no balance remaining on the combined promissory notes and deferred cash payments issued as part of the Tealstone Acquisition. During the year ended December 31, 2020, the Company paid $7,500 of deferred cash payments and $5,000 on promissory notes that were due on April 3, 2020. Accreted interest for the period was $273, $1,086, and $1,177 for the years ended December 31, 2020, 2019 and 2018, respectively, and was recorded as interest expense.
Other Debt—During the second quarter of 2020, the Company’s two 50% owned subsidiaries received three short-term Paycheck Protection Program loans (the “PPP Loans”) totaling approximately $9,800. The loans may be fully or partially forgiven if the funds are used for payroll related costs, interest on mortgages, rent and utilities, and as long as our employee headcount and salary levels remain consistent with our baseline period over an eight to twenty-four week period following the date the loans were received. Any forgiveness of the loans requires approval by the Small Business Administration (“SBA”). If the SBA determines that the loans are not fully or partially forgiven, the balance is subject to a 1% interest rate and requires repayment. The PPP Loans have been classified as short-term debt under “Current Liabilities” on the Consolidated Balance Sheets at December 31, 2020, as we expect to submit forgiveness applications and receive a determination by the SBA within the next six months.
Compliance and Other—As of December 31, 2020, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Consolidated Balance Sheets. As of December 31, 2020 and 2019, the carrying values of our debt outstanding approximated the fair values.

10.	FINANCIAL INSTRUMENTS
    Interest Rate Derivative—We continue to utilize a swap arrangement to hedge against interest rate variability associated with $350,000 of the $355,000 outstanding under the Term Loan Facility. The Company has designated its interest rate swap agreement as a cash flow hedging derivative. To the extent the derivative instrument is effective, changes in fair value are recognized in other comprehensive income (loss) (“OCI”) until the underlying hedged item is recognized in earnings. At December 31, 2020 the accumulated other comprehensive income (loss) (“AOCI”) related to the swap was a net loss of $6,821.
Derivatives Disclosures
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
•     Level 3—Fair value is based on internally developed models that use, as their basis, significant unobservable market parameters. The Company did not have any level 3 classifications at December 31, 2020 or December 31, 2019.
    The following table presents the fair value of the interest rate derivative by valuation hierarchy and balance sheet classification:

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative Assets
Other current assets	$—	$—	$—	$—	$—	$216	$—	$216
Other non-current assets	—	—	—	—	—	—	—	—
Total assets at fair value	$—	$—	$—	$—	$—	$216	$—	$216
Derivative Liabilities
Other current liabilities	$—	$(4,427)	$—	$(4,427)	$—	$(61)	$—	$(61)
Other non-current liabilities	—	(2,629)	—	(2,629)	—	(398)	—	(398)
Total liabilities at fair value	$—	$(7,056)	$—	$(7,056)	$—	$(459)	$—	$(459)

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    The carrying values of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At December 31, 2020 and December 31, 2019, the fair value of the term loan, based upon the current market rates for debt with similar credit risk and maturities, approximated its carrying value as interest is based on LIBOR plus an applicable margin.
    OCI—The following table presents the total value recognized in OCI and reclassified from AOCI into earnings during the years ending December 31, 2020 and 2019 for derivatives designated as cash flow hedges:

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Before Tax Amount	Tax Amount	Net of Tax Amount	Before Tax Amount	Tax Amount	Net of Tax Amount
Net gain (loss) recognized in OCI	$(10,103)	$2,273	$(7,830)	$(243)	$57	$(186)
Net amount reclassified from AOCI into earnings (1)	3,555	(780)	2,775	(30)	7	(23)
Change in other comprehensive income	$(6,548)	$1,493	$(5,055)	$(273)	$64	$(209)
(1) Net unrealized losses totaling $4,192 are anticipated to be reclassified from AOCI into interest expense during the next 12 months due to settlement of the associated underlying obligations.

11.	LEASE OBLIGATIONS
    The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of one month to eight years, some of which include options to extend the leases for up to ten years.
    The components of lease expense is as follows:

	Years Ended December 31,
	2020	2019
Operating lease cost	$8,541	$8,594
Short-term lease cost	$13,109	$18,032

Finance lease cost:
Amortization of right-of-use assets	$204	$213
Interest on lease liabilities	28	20
Total finance lease cost	$232	$233
    Supplemental cash flow information related to leases is as follows:

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,296	$8,127
Operating cash flows from finance leases	$28	$20
Financing cash flows from finance leases	$204	$213

Right-of-use assets obtained in exchange for lease obligations (noncash):
Operating leases	$8,450	$8,955
Finance leases	$—	$816

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    Supplemental balance sheet information related to leases is as follows:

	December 31, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$16,515	$13,979

Current portion of long-term lease obligations	$7,588	$7,095
Long-term lease obligations	8,958	6,976
Total operating lease liabilities	$16,546	$14,071

Finance Leases
Property and equipment, at cost	$1,479	$1,479
Accumulated depreciation	(702)	(482)
Property and equipment, net	$777	$997

Current maturities of long-term debt	$188	$204
Long-term debt	372	560
Total finance lease liabilities	$560	$764

Weighted Average Remaining Lease Term
Operating leases	3.2	2.5
Finance leases	3.2	4.0

Weighted Average Discount Rate
Operating leases	5.7%	6.0%
Finance leases	4.2%	4.2%
    Maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2021	$7,085	$208
2022	5,492	161
2023	2,969	154
2024	1,270	77
2025	542	—
Thereafter	1,014	—
Total lease payments	$18,372	$600
Less imputed interest	(1,826)	(40)
Total	$16,546	$560

12.	COMMITMENTS AND CONTINGENCIES
Insurance
The Company carries insurance policies to cover various risks, primarily general liability, automobile liability, workers’ compensation and employee medical expenses under which we are liable to reimburse the insurance company for a portion of each claim paid.
Property and Casualty—Payments for general liability and workers’ compensation claim amounts generally range from the first $2 to $250 per occurrence for Workers’ Compensation, and $100 per occurrence for General Liability. We accrue for probable losses, both reported and unreported, that are reasonably estimable using actuarial methods based on historic trends, modified, if necessary, by recent events. Changes in our loss assumptions caused by changes in actual experience would affect our assessment of the ultimate liability and could have an effect on our operating results and financial position for payments up to $350 per occurrence collective for general liability and workers’ compensation, with a maximum aggregate liability of $4,000 combined casualty losses per year. The Company also maintains commercial insurance coverage in excess of the limits

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of our primary commercial automobile, general liability and employers’ liability policies, in the amount of $75,000. The Company also maintains a guaranteed cost program for Workers’ Compensation, General Liability and Automobile Liability. Utilizing internal actuarial models, the insurance carriers established, and applied to the exposure base, a fixed rate to ascertain the premium cost to the Company. These premium costs are auditable at the conclusion of the policy term to account for discrepancies in the estimated and actual policy exposure, however not for any losses incurred during the policy term. The guaranteed cost program maintained by the Company does carry a deductible, however in a small enough amount as to expose the Company to unsubstantial and immaterial risk for any one loss incurred.
Medical—The Company maintains fully insured and self-insured medical benefit plans, which provides medical benefits to employees electing coverage under the plans. Under its self-insured plans, the Company has stop-loss coverage per claim to limit the exposure arising from these claims. Self-insured claims filed and claims incurred but not reported are accrued based upon management’s estimates of the ultimate cost of claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Although management believes it has the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insured liabilities.
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
Litigation
The Company, including its construction joint ventures and its consolidated 50% owned subsidiaries, is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions will have a material impact on the Consolidated Financial Statements of the Company. There are no significant unresolved legal issues as of December 31, 2020 and 2019.
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
Earn-out Liabilities
The Company has an earn-out agreement with Tealstone’s former owners which began on the April 3, 2017 acquisition date and extends through March 31, 2021, and is subject to a maximum earn-out of $15,000 over that period. The initial annual performance period for the Tealstone earn-out ended March 31, 2018. The Tealstone earn-out liability is determined based on Tealstone’s net income performance against established benchmarks. In 2020, 2019 and 2018 the expense related to the earn-out obligation was $1,500, $2,000 and $1,900, respectively, recorded in “Other operating expense, net” on the Consolidated Statements of Operations. This liability is included in other current liabilities on the accompanying Consolidated Balance Sheets.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	INCOME TAXES
Provision for Income Taxes
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Years Ended December 31,
	2020	2019	2018
Current tax expense	$3,032	$1,182	$288
Deferred tax (benefit) expense	19,439	(27,398)	1,450
Income tax (benefit) expense	$22,471	$(26,216)	$1,738
Due to the net operating loss carryforwards, the Company expects no cash payments for federal tax income taxes for expense for 2020 and 2019. The Company makes cash payments for state income taxes in states in which the Company does not have net operating loss carry forwards.
Effective Tax Rate
The items comprising the difference between income taxes computed at the U.S. federal statutory rates in effect for 2020, 2019 and 2018 and our effective tax rates were as follows:

	Years Ended December 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Tax expense at the U.S. federal statutory rate	$13,729	21.0%	$3,041	21.0%	$6,568	21.0%
State income taxes, net of federal benefits	5,149	7.9%	1,670	11.5%	364	1.2%
Taxes on subsidiaries’ and joint ventures’ earnings allocated to noncontrolling interests owners	(141)	(0.2)%	(2,241)	(15.5)%	(4,097)	(13.1)%
Valuation allowance	—	—%	(29,375)	(202.9)%	(1,013)	(3.2)%
Executive compensation, including stock incentives	1,881	2.9%	805	5.6%	26	0.1%
Other permanent differences	1,853	2.8%	(116)	(0.8)%	(110)	(0.4)%
Income tax (benefit) expense	$22,471	34.4%	$(26,216)	(181.1)%	$1,738	5.6%
The 2020 effective income tax rate varied from the statutory rate primarily as a result of state income taxes, nondeductible compensation and other permanent differences. The decrease from the U.S. federal statutory rate in 2019 was primarily a result of the reversal of the valuation allowance on our net deferred tax assets. The 2018 effective income tax rate varied from the statutory rate primarily as a result of a change in the valuation allowance on our net deferred tax assets exclusive of deferred tax liabilities on indefinite lived assets and net income attributable to noncontrolling interest owners, which is taxable to those owners rather than the Company.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities were as follows:

	Long Term
	As of December 31,
	2020	2019
Assets related to:
Accrued compensation and other	$4,743	$3,981
Noncontrolling interests	1,860	1,812
Deferred revenue	—	922
Members interest liabilities	9,131	11,328
Right of use liabilities	3,687	3,253
Derivative Liability	1,557	—
Deferred Payments	2,223	—
Net operating loss carryforwards	14,316	19,801
Total deferred tax assets	37,517	41,097
Liabilities related to:
Depreciation of property and equipment	(16,490)	(7,911)
Right of use assets	(3,680)	(3,232)
Amortization of tax basis goodwill	(7,099)	(3,091)
Other	(2,431)	(851)
Total deferred tax liabilities	$(29,700)	$(15,085)

Net total deferred tax asset	$7,817	$26,012
Net Operating Loss—At December 31, 2020 the Company had federal and state net operating loss (“NOL”) carryforwards of $58,719 and $36,381, respectively, which expire at various dates in the next 18 years for U.S. federal income tax and in the next 8 to 18 years for the various state jurisdictions where we operate. Such NOL carryforwards expire beginning in 2028 through 2039.
Valuation Allowance—The Company performs an analysis at the end of each reporting period to determine whether it is more likely than not deferred tax assets will be realized in future years. In performing its assessments in prior periods, a full valuation allowance was recorded as a result of objective negative evidence which included historical losses from 2013 to 2016 and the first quarter of 2017 and associated limits on ability to consider other subjective evidence such as projections for future growth. During 2019, the Company achieved eleven of the last twelve consecutive quarters of pre-tax income and is projecting sufficient future taxable income to be available to utilize all NOLs prior to their expiration. Deferred tax liabilities were a consideration in the analysis of whether to apply a valuation allowance because taxable temporary differences may be used as a source of taxable income to support the realization of deferred tax assets. A deferred tax liability that relates to an asset with an indefinite life, such as goodwill, may not be considered a source of income and should not be netted against deferred tax assets for valuation allowance purposes. As a result of this analysis, the Company believed that there was sufficient positive evidence that outweighed any negative evidence and therefore released the full valuation allowance in the fourth quarter of 2019.
Uncertain Tax Positions
As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions. The Company’s U.S. federal income tax returns for 2018 and later years are open and subject to examination by the I.R.S. In addition, the Company’s state income tax returns for 2017 and later years are open and subject to examination. Additionally, federal and state NOLs may be adjusted by the taxing authorities for the 2013 and later tax years.

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
Treasury Stock—On November 2, 2018, the Board of Directors approved a plan that authorized stock repurchases of up to 2,000 shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. The Company accounts for the repurchase of treasury shares under the cost method. This repurchase program expired on June 30, 2020. As mentioned in Note 9 - Debt, the Company’s Credit Agreement entered into on October 2, 2019 contains various usual and customary covenants including one that limits the repurchase of common shares. Under the plan, the Company repurchased 0, 250 and 467 shares of its common stock during fiscal years 2020, 2019, and 2018, respectively. See Note 15 - Stock Incentive Plan, for a discussion of share repurchases transferred into treasury stock resulting from tax withholding requirements under our stock incentive plan.
AOCI—During the years ended December 31, 2020 and 2019, changes to AOCI were a result of net gains (losses) recognized in OCI and amounts reclassified from AOCI into earnings related to our interest rate derivative. See Note 10 - Financial Instruments for further discussion of our cash flow hedge.

Stock Offerings—On October 2, 2019, in connection with the Plateau Acquisition, the Company issued 1,245 shares of the Company’s stock as consideration paid to the Plateau sellers. The value of the shares issued was $16,195 based on Sterling’s closing stock price on October 1, 2019. See Note 3 - Plateau Acquisition for further discussion of the Plateau Acquisition purchase consideration.

15.	STOCK INCENTIVE PLAN
General—The Company has stock incentive plans (the “Stock Incentive Plans”) administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plans, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance share units (“PSUs”). Compensation expense recognized related to the Company’s Stock Incentive Plans was $11,572, $3,761 and $3,064 for 2020, 2019 and 2018, respectively. Under our 2018 Stock Incentive Plan, we are authorized to issue 1,800 shares, and assuming PSU vestings occur at maximum payout with vesting dates through 2024, no authorized shares remained available under our Stock Incentive Plans for future grants at December 31, 2020. The Company intends to propose an increase in the amount of authorized shares under the 2018 Stock Incentive Plan at its 2021 annual meeting of stockholders.
During 2019, the Company implemented an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, employees may make quarterly purchases of shares at a discount through regular payroll deductions for up to 15% of their compensation, subject to a $25 maximum purchase per year. The shares are purchased at 85% of the closing price per share on the last trading day of the calendar quarter. Included within total stock-based compensation expense is $71 and $27 of expense related to the ESPP, for 2020 and 2019, respectively. ESPP expense represents the difference between the fair value on the date of purchase and the price paid. At December 31, 2020, 748 authorized shares remained available for issuance under the ESPP.
Total equity-based compensation expense recognized related to the Company’s Stock Incentive Plans and the ESPP was $11,643, $3,788 and $3,064 for 2020, 2019 and 2018, respectively, primarily recognized within general and administrative expenses. At December 31, 2020, there was approximately $10,800 of unrecognized compensation cost related to equity-based grants, which is expected to be recognized over a weighted-average period of 2.3 years. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSAs—The Company’s RSA awards may not be sold or otherwise transferred until certain restrictions have lapsed, which is generally over a three-year graded vesting period for employees and over one year for Directors. The total initial fair value for these awards is determined based upon the market price of our stock at the grant date and is expensed on a straight-line basis over the vesting period. During 2020, we recognized $653 of compensation expense. The following table presents RSA activity:

	Number of Shares	Weighted Average Fair Value Per Share
RSAs
Balance at December 31, 2019	83	11.91
Granted	51	8.73
Vested	(71)	11.22
Forfeited	(8)	15.50
Balance at December 31, 2020	55	9.26
During 2019, 52 RSAs were granted with a weighted-average grant-date fair value per share of $12.06. During 2018, 49 RSAs were granted with a weighted-average grant-date fair value per share of $11.64. The total fair value of RSAs that vested during 2020, 2019 and 2018 was $799, $1,261 and $1,107, respectively.
RSUs—The Company’s RSU awards may not be sold or otherwise transferred until certain restrictions have lapsed, which is generally over a three-year graded vesting period. The total initial fair value for these awards is determined based upon the market price of our stock at the grant date and is expensed on a straight-line basis over the vesting period. During 2020, we recognized $2,614 of compensation expense. The following table presents RSU activity:

	Number of Shares	Weighted Average Fair Value Per Share
RSUs
Balance at December 31, 2019	344	13.78
Granted	169	13.52
Vested	(213)	13.72
Forfeited	(13)	11.67
Balance at December 31, 2020	287	13.77
During 2019, 261 RSUs were granted with a weighted-average grant-date fair value per share of 12.14. During 2018, 248 RSUs were granted with a weighted-average grant-date fair value per share of 16.08. The total fair value of RSUs that vested during 2020, 2019 and 2018 were $2,918, $1,709, and $392, respectively.

PSUs—The Company’s performance-based share awards are subject to the achievement of specified financial based performance targets and are generally based upon EPS and vest over three years. The total initial fair value for these awards is determined based upon the market price of our stock at the grant date applied to the total number of shares. This fair value is expensed and adjusted over the vesting period based on the level of payout expected to be achieved. As a result of financial performance conditions met during 2020, we recognized $8,305 of compensation expense.
During 2020, 2019 and 2018, PSU shares totaling 176, 310 and 890, respectively, were granted with a weighted-average grant-date fair value per share of $14.06, $11.81 and $11.64, respectively. During 2020, upon vesting and achievement of certain performance goals, we distributed 133 PSUs with a weighted-average grant-date fair value per share of $12.20. The total fair value of PSUs that vested during 2020 and 2019 was $1,620 and $948, respectively. No PSUs vested in 2018.
Shares Withheld for Taxes—The Company withheld 123, 74 and 8 shares for taxes on RSU and PSU stock-based compensation vestings for $1,845, $964 and $92 during 2020, 2019 and 2018, respectively. The Company withheld 11, 17 and 28 shares for taxes on RSA stock-based compensation vestings for $140, $255 and $361 during 2020, 2019 and 2018, respectively.
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
During 2020, certain holders of warrants elected the cashless exercise option, and the Company issued 110 common shares on the exercise of 470 warrants with a market value of $1,477. There were no exercises during 2019 or 2018.

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

	Years Ended December 31,
	2020	2019	2018
Numerator:
Net income attributable to Sterling common stockholders	$42,306	$39,901	$25,187
Denominator:
Weighted average common shares outstanding — basic	27,859	26,671	26,903
Shares for dilutive unvested stock and warrants	336	448	291
Weighted average common shares outstanding — diluted	28,195	27,119	27,194
Basic net income per share attributable to Sterling common stockholders	$1.52	$1.50	$0.94
Diluted net income per share attributable to Sterling common stockholders	$1.50	$1.47	$0.93

17.	RETIREMENT BENEFITS
Defined Contribution Plans
The Company maintains a defined contribution profit-sharing plan (401(k) plan) covering substantially all non-union persons employed by the Company, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The 401(k) plan provides for a discretionary employer contribution and is determined annually by the Company’s board of directors. The Company made matching contributions for the year ended December 31, 2020 and 2019 of $3,250 and $2,842, respectively, and $2,700 for the year ended December 31, 2018.
Multi-Employer Pension Plans
As of December 31, 2020, the Company had approximately 2,600 employees, including 2,200 field personnel. We had 300 employees, or 13% of total employees, that were union members covered by collective bargaining agreements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company contributes to a number of multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:
•Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•If the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
The following table presents our participation in these plans:

Pension Trust Fund	Pension Plan Employer Identification Number	Pension Protection Act (“PPA”) Certified Zone Status (1)		FIP / RP Status Pending/Implemented (2)	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement (3)
		2020	2019		2020	2019	2018
Pension Trust Fund for Operating Engineers Pension Plan	94-6090764	Yellow	Yellow	Yes	$2,278	$2,314	$1,932	No	Various
Carpenter Funds Administrative Office	94-6050970	Red	Red	Yes	915	547	748	No	Various
Laborers Pension Trust for Northern California	94-6277608	Green	Green	Yes	787	857	880	No	Various
Cement Mason Pension Trust Fund For Northern California	94-6277669	Yellow	Yellow	Yes	426	320	504	No	Various
All other funds (4)					7,571	7,144	7,283
			Total Contributions:		$11,977	$11,182	$11,347
 (1)    The most recent PPA zone status available in 2020 and 2019 is for the plan’s year-end during 2019 and 2018, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded.
(2)    Indicates whether the plan has a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) which is either pending or has been implemented.
(3)    Lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
(4)    These funds include multi-employer plans for pensions and other employee benefits. The total individually insignificant multi-employer pension costs contributed were $1,252, $829 and $1,300 for 2020, 2019 and 2018, respectively, and are included in the contributions to all other funds along with contributions to other types of benefit plans. Other employee benefits include certain coverage for medical, prescription drug, dental, vision, life and accidental death and dismemberment, disability and other benefit costs.
We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	SUPPLEMENTAL CASH FLOW INFORMATION
Operating assets and liabilities
    The following table summarizes the changes in the components of operating assets and liabilities:

	Years Ended December 31,
	2020	2019	2018
Accounts receivable	$(8,552)	$(10,089)	$(7,203)
Contracts in progress, net	65,963	(5,188)	(8,288)
Receivables from and equity in construction joint ventures	(7,457)	1,524	659
Other current and non-current assets	(7,861)	43	924
Accounts payable	(42,392)	10,987	1,969
Accrued compensation and other liabilities	8,260	(839)	(4,038)
Members' interest subject to mandatory redemption and undistributed earnings	2,287	(340)	1,957
Changes in operating assets and liabilities	$10,248	$(3,902)	$(14,020)

19.	CONCENTRATION OF RISK AND ENTERPRISE WIDE DISCLOSURES
Contract Revenues—The following table shows contract revenues generated from customers that accounted for more than 10% of the Company’s consolidated revenues:

	Years Ended December 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Utah Department of Transportation (“UDOT”)	*	*	$135,496	12.0%	$153,276	14.8%
*Represents less than 10% of revenues
Contract Receivables—At December 31, 2020, a customer in our Specialty Services segment accounted for 11% of the Company’s outstanding contract receivables with a receivable balance of $19,807. At December 31, 2019, the same customer accounted for 11% of the Company’s outstanding contract receivables with a receivable balance of $18,700.
The Company’s revenue and receivables are entirely derived from the construction of U.S. projects and all of the Company’s assets are held domestically within the U.S.

20.	RELATED PARTY TRANSACTIONS
The Company has limited related party transactions. The most significant transactions relate to the Company’s Ralph L. Wadsworth Construction (“RLW”) subsidiary and its executive management who own or have an ownership interest in certain real estate and other companies. RLW has historically performed construction contracts, leased properties, or has provided professional and other services for entities owned by the executive managers of RLW. The total RLW related party revenue related to construction contracts totaled $0, $6,400 and $15,300 in 2020, 2019 and 2018, respectively. RLW leases its main office and equipment maintenance shop for its Utah operations for an annual cost of approximately $900. The office and shop leases expire in 2022. Additionally, the Company had other individually insignificant miscellaneous transactions with related parties including facility and equipment leases from management who own or have an ownership interest in real estate and equipment companies.

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

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents total revenues, depreciation and amortization, and income from operations by reportable segment for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
Revenues
Heavy Civil	$753,824	$760,325	$765,638
Specialty Services	508,894	212,824	120,333
Residential	164,694	153,129	151,696
Total Revenues	$1,427,412	$1,126,278	$1,037,667

Depreciation and Amortization
Heavy Civil	$11,191	$12,839	$13,492
Specialty Services	19,745	6,059	1,439
Residential	1,849	1,842	1,839
Total Depreciation and Amortization	$32,785	$20,740	$16,770

Operating Income
Heavy Civil	$4,536	$3,316	$17,044
Specialty Services	70,583	18,207	4,629
Residential	20,799	20,539	20,938
Subtotal	95,918	42,062	42,611
Acquisition related costs	(1,026)	(4,311)	—
Total Operating Income	$94,892	$37,751	$42,611

The following table presents total assets by reportable segment at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Assets
Heavy Civil	$288,529	$270,646
Specialty Services	580,335	577,377
Residential	83,830	86,666
Total Assets	$952,694	$934,689

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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2020. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2020 to ensure that the information required to be disclosed by the Company in this annual report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Attestation Report of the Registered Public Accounting Firm
Grant Thornton LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, included in Item 15 “Exhibits and Financial Statement Schedules” under the heading “Reports of the Company’s Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no changes in our internal control over financial reporting occurred during the three months ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2021 annual meeting of stockholders and is incorporated herein by reference. Our code of business conduct is available at www.strlco.com under Investor Relations—Code of Business Conduct and is available in print to any stockholder who requests a copy. Amendments to or waivers of our code of business conduct granted to any of our directors or executive officers will be published promptly on our website. Such information will remain on our website for at least 12 months.
The table below identifies and sets forth the information required under Regulation 14A for each of the Company’s directors and executive officers:

Name	Current or Former Experience	Director Since
Thomas M. White	Former Chairman of Cardinal Logistics Holdings; Former CFO of Hub Group, Inc.	2018

Joseph A. Cutillo	Chief Executive Officer of the Company	2017

Roger A. Cregg	Former President and CEO of AV Homes, Inc.; Director of Comerica Incorporated	2019

Marian M. Davenport	Former Chair of Infrastructure Committee for City of Houston Fourth Ward Redevelopment Authority; Former Director and Executive Director of Genesys Works	2014

Raymond F. Messer	Chairman Emeritus and Former CEO, Walter P Moore	2017

Dana C. O’Brien	Senior Vice President and General Counsel of The Brinks Company	2019

Charles R. Patton	Executive Vice President — External Affairs of American Electric Power Company, Inc.	2013

Dwayne A. Wilson	Former Senior Vice President of Fluor Corporation; Director of Ingredion, Inc. and Crown Holdings	2020

Ronald A. Ballschmiede	Executive Vice President, Chief Financial Officer & Chief Accounting Officer of the Company	N/A

Mark D. Wolf	General Counsel, Chief Compliance Officer & Corporate Secretary of the Company	N/A
Item 11. Executive Compensation
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2021 annual meeting of stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2021 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2021 annual meeting of stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2021 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, and Financial Statement Schedules
Financial Statements
The following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included under Item 8 of Part II of this report are herein incorporated by reference:
Reports of the Company’s Independent Registered Public Accounting Firm
Consolidated Statements of Operations—For the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income—For the years ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheets—As of December 31, 2020 and 2019
Consolidated Statements of Cash Flows—For the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Stockholders’ Equity—For the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
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

3.1
Certificate of Incorporation of Sterling Construction Company, Inc. as amended through April 28, 2017 (incorporated by reference to Exhibit 3 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on May 3, 2017 (SEC File No. 1-31993)).

3.2
Amended and Restated Bylaws of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 3.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on March 8, 2018 (SEC file No. 1-31993)).

4.1
Form of Common Stock Certificate of Sterling Construction Company, Inc. (incorporated by reference to Exhibit 4.5 to Sterling Construction Company, Inc.’s Form 8-A, filed on January 11, 2006 (SEC File No. 1-31993)).

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

4.4	Description of Securities Registered Under Section 12 (incorporated by reference to Exhibit 4.4 to Sterling Construction Company, Inc.’s Form 10-K filed on March 3, 2020 (SEC File No. 1-31993)).
10.1(1)
Sterling Construction Company, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on May 8, 2019 (SEC File No. 1-31993)).

10.2(1)
Sterling Construction Company, Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on May 8, 2018 (SEC File No. 1-31993)).

10.3.1(1)
Standard Non-Employee Director Compensation adopted by the Board of Directors to be effective May 2, 2018 (incorporated by reference to Exhibit 10.1.1 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2018, filed November 6, 2018 (SEC File No. 1-31993)).

10.3.2(1)
Form of Non-Employee Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.2.2 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2018, filed on May 8, 2018 (SEC File No. 1-31993)).

10.4(1)
Executive Employment Agreement dated December 12, 2018 between Sterling Construction Company, Inc. and Joseph A. Cutillo (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.’s Form 10-K filed on March 5, 2019 (SEC File No. 1-31993)).

10.5(1)
Executive Employment Agreement dated December 12, 2018 between Sterling Construction Company, Inc. and Ronald A. Ballschmiede (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.’s Form 10-K filed on March 5, 2019 (SEC File No. 1-31993)).

10.6(1)
Executive Employment Agreement dated December 12, 2018 between Sterling Construction Company, Inc. and Richard E. Chandler, Jr. (incorporated by reference to Exhibit 10.5 to Sterling Construction Company, Inc.’s Form 10-K filed on March 5, 2019 (SEC File No. 1-31993)).

10.6.1(1)(2)	Executive Employment Offer dated July 27, 2020 between Sterling Construction Company, Inc. and Mark Wolf.
10.7.1(1)
Program Description - 2017 Executive Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K filed on February 15, 2017 (SEC File No. 1-31993)).

10.7.2(1)
Form of 2017 Executive Incentive Compensation Program Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.’s Current Report on Form 8-K filed on February 15, 2017 (SEC File No. 1-31993)).

10.7.3(1)	Program Description - Stock Repurchase Program (incorporated by reference to Exhibit 10.6.7 to Sterling Construction Company, Inc.’s Form 10-K filed on March 5, 2019 (SEC File No. 1-31993)).
10.7.4(1)
Plan Description - Senior Executive Incentive Compensation Plan (adopted 2018) (incorporated by reference to Exhibit 10.5.5 to Sterling Construction Company Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2018, filed on May 8, 2018 (SEC File No. 1-31993)).

10.7.5(1)
Form of 2018 Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.5.6 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2018, filed on May 8, 2018 (SEC File No. 1-31993)).

10.8(1)
Plan Description - Senior Executive Incentive Compensation Plan (adopted 2019) (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q filed on May 7, 2019 (SEC File No. 1-31993)).

10.9(1)	Form of Long-Term Incentive Award Agreement (adopted 2019) (incorporated by reference to Exhibit 10.9 to Sterling Construction Company, Inc.’s Form 10-K filed on March 3, 2020 (SEC File No. 1-31993)).
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

10.11
First Amendment to Credit Agreement, dated December 2, 2019, by and among Sterling Construction Company, Inc., the subsidiaries of the Company party thereto as Guarantors, the Lenders party thereto and BMO Harris Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.11 to Sterling Construction Company, Inc.’s Form 10-K filed on March 3, 2020 (SEC File No. 1-31993)).

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

101.INS	XBRL Instance Document—The instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
(1) Management contract, compensatory plan or arrangement
(2) Filed herewith
(3) Furnished herewith
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2021.

Sterling Construction Company, Inc.

By:	/s/ Joseph A. Cutillo
Joseph A. Cutillo, Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 3, 2021.

Signature	Title
/s/ Joseph A. Cutillo	Chief Executive Officer (Principal Executive Officer)
Joseph A. Cutillo	Director

/s/ Ronald A. Ballschmiede	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
Ronald A. Ballschmiede

/s/ Thomas M. White	Director and Non-Executive Chairman
Thomas M. White

/s/ Roger A. Cregg	Director
Roger A. Cregg

/s/ Marian M. Davenport	Director
Marian M. Davenport

/s/ Raymond F. Messer	Director
Raymond F. Messer

/s/ Dana C. O’Brien	Director
Dana C. O’Brien

/s/ Charles R. Patton	Director
Charles R. Patton

/s/ Dwayne A. Wilson	Director
Dwayne A. Wilson