Form 10-Q
period 2021-03-31
STERLING CONSTRUCTION CO INC
filed 2021-05-04
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of April 30, 2021 – 28,606,443

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$315,316	$296,688
Cost of revenues	(270,284)	(261,443)
Gross profit	45,032	35,245
General and administrative expense	(17,099)	(17,604)
Intangible asset amortization	(2,866)	(2,837)
Acquisition related costs	—	(473)
Other operating expense, net	(2,312)	(2,228)
Operating income	22,755	12,103
Interest income	14	99
Interest expense	(6,004)	(7,803)
Loss on extinguishment of debt	(337)	—
Income before income taxes	16,428	4,399
Income tax expense	(4,760)	(1,184)
Net income	11,668	3,215
Less: Net income attributable to noncontrolling interests	(1,113)	(100)
Net income attributable to Sterling common stockholders	$10,555	$3,115

Net income per share attributable to Sterling common stockholders:
Basic	$0.37	$0.11
Diluted	$0.37	$0.11

Weighted average common shares outstanding:
Basic	28,279	27,736
Diluted	28,763	27,992

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$11,668	$3,215
Other comprehensive income, net of tax
Change in interest rate swap, net of tax (Note 9)	895	(7,061)
Total comprehensive income (loss)	12,563	(3,846)
Less: Comprehensive income attributable to noncontrolling interests	(1,113)	(100)
Comprehensive income (loss) attributable to Sterling common stockholders	$11,450	$(3,946)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents ($20,270 and $26,122 related to variable interest entities (“VIEs”))	$61,402	$66,185
Accounts receivable ($19,567 and $25,789 related to VIEs)	170,186	177,424
Contract assets ($10,404 and $8,370 related to VIEs)	90,109	84,975
Receivables from and equity in construction joint ventures ($9,312 and $9,708 related to VIEs)	18,166	16,653
Other current assets ($2,829 and $1,493 related to VIEs)	15,366	16,306
Total current assets	355,229	361,543
Property and equipment, net ($8,999 and $6,010 related to VIEs)	135,428	126,668
Operating lease right-of-use assets, net ($4,060 and $4,213 related to VIEs)	15,804	16,515
Goodwill ($1,501 and $1,501 related to VIEs)	192,014	192,014
Other intangibles, net	242,021	244,887
Deferred tax asset, net	3,410	7,817
Other non-current assets, net	3,310	3,250
Total assets	$947,216	$952,694
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($17,608 and $19,505 related to VIEs)	$111,131	$95,201
Contract liabilities ($13,287 and $17,678 related to VIEs)	111,232	114,019
Current maturities of long-term debt ($6,793 and $6,793 related to VIEs)	59,962	77,434
Current portion of long-term lease obligations ($1,929 and $1,801 related to VIEs)	7,627	7,588
Income taxes payable	260	—
Accrued compensation ($2,817 and $2,141 related to VIEs)	22,124	18,013
Other current liabilities ($1,295 and $1,374 related to VIEs)	9,910	9,629
Total current liabilities	322,246	321,884
Long-term debt ($62 and $53 related to VIEs)	279,175	291,249
Long-term lease obligations ($2,131 and $2,412 related to VIEs)	8,202	8,958
Members’ interest subject to mandatory redemption and undistributed earnings	51,615	51,290
Other long-term liabilities ($1,063 and $722 related to VIEs)	10,285	10,584
Total liabilities	671,523	683,965
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.01 per share; 38,000 shares authorized, 28,606 and 28,279 shares issued, 28,606 and 28,184 shares outstanding	286	283
Additional paid in capital	251,335	256,423
Treasury stock, at cost: 0 and 95 shares	—	(1,445)
Retained earnings	27,828	17,273
Accumulated other comprehensive loss	(4,369)	(5,264)
Total Sterling stockholders’ equity	275,080	267,270
Noncontrolling interests	613	1,459
Total stockholders’ equity	275,693	268,729
Total liabilities and stockholders’ equity	$947,216	$952,694
 The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$11,668	$3,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,305	8,285
Amortization of debt issuance costs and non-cash interest	660	1,022
Gain on disposal of property and equipment	(68)	(393)
Loss on debt extinguishment	337	—
Deferred taxes	4,142	913
Stock-based compensation expense	1,835	2,234
Change in interest rate swap	(22)	171
Changes in operating assets and liabilities (Note 15)	11,863	(4,676)
Net cash provided by operating activities	38,720	10,771
Cash flows from investing activities:
Capital expenditures	(11,209)	(7,354)
Proceeds from sale of property and equipment	208	512
Net cash used in investing activities	(11,001)	(6,842)
Cash flows from financing activities:
Cash received from credit facility	—	30,000
Repayments of debt	(30,543)	(5,082)
Distributions to noncontrolling interest owners	(1,959)	—
Other	—	(675)
Net cash (used in) provided by financing activities	(32,502)	24,243
Net change in cash and cash equivalents	(4,783)	28,172
Cash and cash equivalents at beginning of period	66,185	45,733
Cash and cash equivalents at end of period	$61,402	$73,905
Supplemental disclosures of cash flow information:
Non-cash items:
Capital expenditures	$3,131	$—
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	28,184	$283	$256,423	95	$(1,445)	$17,273	$(5,264)	$267,270	$1,459	$268,729
Net income	—	—	—	—	—	10,555	—	10,555	1,113	11,668
Change in interest rate swap	—	—	—	—	—	—	895	895	—	895
Stock-based compensation	—	—	1,835	—	—	—	—	1,835	—	1,835
Distributions to owners	—	—	—	—	—	—	—	—	(1,959)	(1,959)
Issuance of stock	668	5	(1,602)	(111)	1,741	—	—	144	—	144
Shares withheld for taxes	(246)	(2)	(5,321)	16	(296)	—	—	(5,619)	—	(5,619)
Balance at March 31, 2021	28,606	$286	$251,335	—	$—	$27,828	$(4,369)	$275,080	$613	$275,693

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	27,772	$283	$251,019	518	$(6,142)	$(25,033)	$(209)	$219,918	$1,293	$221,211
Net income	—	—	—	—	—	3,115	—	3,115	100	3,215
Change in interest rate swap	—	—	—	—	—	—	(7,061)	(7,061)	—	(7,061)
Stock-based compensation	—	—	2,234	—	—	—	—	2,234	—	2,234
Issuance of stock	248	—	(2,460)	(248)	2,563	—	—	103	—	103
Shares withheld for taxes	(54)	—	(104)	46	(668)	—	—	(772)	—	(772)
Balance at March 31, 2020	27,966	$283	$250,689	316	$(4,247)	$(21,918)	$(7,270)	$217,537	$1,393	$218,930
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
($ and share values in thousands, except per share data)
(Unaudited)

1.	NATURE OF OPERATIONS
Business Summary
Sterling Construction Company, Inc., (“Sterling,” “the Company,” “we,” “our” or “us”), a Delaware corporation, operates through a variety of subsidiaries within three segments specializing in Heavy Civil, Specialty Services and Residential projects in the United States (the “U.S.”), primarily across the southern U.S., the Rocky Mountain States, California and Hawaii, as well as other areas with strategic construction opportunities. Heavy Civil includes infrastructure and rehabilitation projects for highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems. Specialty Services projects include land development activities (including site excavation and drainage, drilling and blasting for excavation), foundations for multi-family homes, parking structures and other commercial concrete projects. Residential projects include concrete foundations for single-family homes.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Presentation Basis—The accompanying Condensed Consolidated Financial Statements are presented in accordance with accounting policies generally accepted in the United States (“GAAP”) and reflect all wholly owned subsidiaries and those entities the Company is required to consolidate. See Note 4 - Consolidated 50% Owned Subsidiaries and Note 5 - Construction Joint Ventures for further discussion of the Company’s consolidation policy for those entities that are not wholly owned. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Values presented within tables (excluding per share data) are in thousands. Reclassifications have been made to historical financial data in the Condensed Consolidated Financial Statements to conform to the current year presentation.
Estimates and Judgments—The preparation of the accompanying Condensed Consolidated Financial Statements in conformance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting estimates of the Company require a higher degree of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts over time, the valuation of long-lived assets, goodwill and purchase accounting estimates. Management continually evaluates all of its estimates and judgments based on available information and experience; however, actual results could differ from these estimates.
Significant Accounting Policies
Consistent with Regulation S-X Rule 10-1(a), the Company has omitted significant accounting policies in this quarterly report that would duplicate the disclosures contained in the Company’s annual report on Form 10-K for the year ended December 31, 2020 under “Part II, Item 8. - Notes to Consolidated Financial Statements.” This quarterly report should be read in conjunction with the Company’s most recent annual report on Form 10-K.
Accounts Receivable—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Receivables are written off based on the individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At March 31, 2021 and December 31, 2020, our allowance for our estimate of expected credit losses was zero.
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
Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. At March 31, 2021 and December 31, 2020, contract assets included $43,824 and $44,412 of retainage, respectively, and contract liabilities included $35,832 and $33,856 of retainage, respectively. Retainage on active contracts is classified as current regardless of the term of the contract and is generally collected within one year of the completion of a contract. We anticipate collecting approximately 69% of our March 31, 2021 retainage during the next twelve months. These assets and liabilities are reported on the Condensed Consolidated Balance Sheet within “Contract assets” and “Contract liabilities” on a contract-by-contract basis at the end of each reporting period.
Revenue recognized for the three months ended March 31, 2021 that was included in the contract liability balance on December 31, 2020 was $155,558. Revenue recognized for the three months ended March 31, 2020 that was included in the contract liability balance on December 31, 2019 was $146,266.
Cash and Restricted Cash—Our cash is comprised of highly liquid investments with maturities of three months or less. Restricted cash of approximately $5,800 and $6,500 is included in “Other current assets” on the Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, respectively. This primarily represents cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements.

3.	REVENUE FROM CUSTOMERS
Backlog—The following table presents the Company’s backlog, by segment:

	March 31, 2021	December 31, 2020
Heavy Civil Backlog	$1,261,461	$898,183
Specialty Services Backlog	377,761	277,205
Total Heavy Civil and Specialty Services Backlog	$1,639,222	$1,175,388
The Company expects to recognize approximately 52% of its backlog as revenue during the next twelve months, and the balance thereafter.

Revenue Disaggregation—The following tables present the Company’s revenue disaggregated by major end market and contract type:

	Three Months Ended March 31,
Revenues by major end market	2021	2020
Heavy Highway	$99,516	$96,374
Aviation	27,222	28,457
Water Containment and Treatment	14,219	21,809
Other	6,097	8,975
Heavy Civil Revenues	147,054	155,615
Land Development	96,572	76,245
Commercial	27,516	28,478
Specialty Services Revenues	124,088	104,723
Residential Revenues	44,174	36,350
Total Revenues	$315,316	$296,688

Revenues by contract type
Fixed-Unit Price	$177,547	$141,739
Lump Sum	91,155	114,252
Residential and Other	46,614	40,697
Total Revenues	$315,316	$296,688
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
Variable Consideration
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to the Company’s customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken. Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $7,142, at March 31, 2021 and December 31, 2020, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes such profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in estimated revenues and gross margin resulted in a net increase of approximately $8,305 for the three months ended March 31, 2021, and net increase of approximately $95 for the three months ended March 31, 2020, included in “Operating income” on the Condensed Consolidated Statements of Operations.

4.	CONSOLIDATED 50% OWNED SUBSIDIARIES
The Company has 50% ownership interests in two subsidiaries (“Myers” and “RHB”) that it fully consolidates as a result of its exercise of control over the entities. The earnings attributable to the 50% portions the Company does not own were approximately $1,800 and $1,700 for the three months ended March 31, 2021 and 2020, respectively, and are eliminated within “Other operating expense, net” in the Condensed Consolidated Statements of Operations. Any undistributed earnings for partners are included in “Members’ interest subject to mandatory redemption and undistributed earnings” within the Condensed Consolidated Balance Sheets and are mandatorily payable at the time of the noncontrolling owners’ death or permanent disability.
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
The liability consists of the following:

	March 31, 2021	December 31, 2020
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	11,615	11,290
Total liability	$51,615	$51,290
The Company must determine whether any of its entities, including these two 50% owned subsidiaries, in which it participates, is a VIE. The Company determined that Myers is a VIE and that the Company is the primary beneficiary because pursuant to the terms of the Myers Operating Agreement, the Company is exposed to the majority of potential losses of the partnership.
Summary financial information for Myers is as follows:

	Three Months Ended March 31,
	2021	2020
Revenues	$27,957	$44,362
Operating income	$718	$155
Net income	$352	$79

5.	CONSTRUCTION JOINT VENTURES
Joint Ventures with a Controlling Interest—We consolidate any venture that is determined to be a VIE for which we are the primary beneficiary, or which we otherwise effectively control. The equity held by the remaining owners and their portions of net income (loss) are reflected in stockholders’ equity on the Condensed Consolidated Balance Sheets line item “Noncontrolling interests” and in the Condensed Consolidated Statements of Operations line item “Net income attributable to noncontrolling interests,” respectively. The Company determined that a joint venture in which the Company’s Ralph L. Wadsworth Construction subsidiary is a 51% owner is a VIE and the Company is the primary beneficiary. Summary financial information for this construction joint venture is as follows:

	Three Months Ended March 31,
	2021	2020
Revenues	$8,242	$4,064
Operating income	$2,527	$296
Net income	$2,528	$299

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

	March 31, 2021	December 31, 2020
Current assets	$141,199	$143,608
Current liabilities	$(100,730)	$(141,295)
Sterling’s receivables from and equity in construction joint ventures	$18,166	$16,653

	Three Months Ended March 31,
	2021	2020
Revenues	$49,417	$26,846
Income before tax	$4,635	$2,157
Sterling’s noncontrolling interest:
Revenues	$21,944	$13,082
Income before tax	$2,135	$1,049
The caption “Receivables from and equity in construction joint ventures” includes undistributed earnings and receivables owed to the Company. Undistributed earnings are typically released to the joint venture partners after the customer accepts the project as completed and the warranty period, if any, has passed.
Other—The use of joint ventures exposes us to a number of risks, including the risk that our partners may be unable or unwilling to provide their share of capital investment to fund the operations of the venture or complete their obligations to us, the venture, or ultimately, the customer. Differences in opinions or views among joint venture partners could also result in delayed decision-making or failure to agree on material issues, which could adversely affect the business and operations of the joint venture. In addition, agreement terms may subject us to joint and several liability for our venture partners, and the failure of our venture partners to perform their obligations could impose additional performance and financial obligations on us. The aforementioned factors could result in unanticipated costs to complete the projects, liquidated damages or contract disputes, including claims against our partners.

6.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	March 31, 2021	December 31, 2020
Construction and transportation equipment	$244,416	$231,799
Buildings and improvements	21,895	21,025
Land	3,891	3,891
Office equipment	3,033	3,012
Total property and equipment	273,235	259,727
Less accumulated depreciation	(137,807)	(133,059)
Total property and equipment, net	$135,428	$126,668
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $5,439 and $5,448 for the three months ended March 31, 2021 and 2020, respectively.

7.	OTHER INTANGIBLE ASSETS
The following table presents our acquired finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		March 31, 2021		December 31, 2020
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	25	$232,623	$(18,730)	$232,623	$(16,360)
Trade name	23	30,107	(3,588)	30,107	(3,209)
Non-compete agreements	5	2,487	(878)	2,487	(761)
Total	24	$265,217	$(23,196)	$265,217	$(20,330)
    The Company's intangible amortization expense was $2,866 and $2,837 for the three months ended March 31, 2021 and 2020, respectively.

8.	DEBT
The Company’s outstanding debt was as follows:

	March 31, 2021	December 31, 2020
Term Loan Facility	$324,500	$355,000
Revolving Credit Facility	—	—
Credit Facility	324,500	355,000
Note payable to seller, Plateau Acquisition	10,000	10,000
Other debt	10,354	10,397
Total debt	$344,854	$375,397
Less - Current maturities of long-term debt	(59,962)	(77,434)
Less - Unamortized debt issuance costs	(5,717)	(6,714)
Total long-term debt	$279,175	$291,249
Credit Facility—Our amended credit agreement (“Credit Agreement”) provides the Company with senior secured debt financing in an amount up to $475,000 in the aggregate, consisting of (i) a senior secured first lien term loan facility (the “Term Loan Facility”) in the amount of $400,000 (collectively, the “Credit Facility”) and (ii) a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $75,000 (with a $75,000 limit for the issuance of letters of credit and a $15,000 sublimit for swing line loans). The obligations under the Credit Facility are secured by substantially all assets of the Company and the subsidiary guarantors, subject to certain permitted liens and interests of other parties. The Credit Facility will mature on October 2, 2024.
The Term Loan Facility bears interest at either the base rate plus a margin, or at a one-, two-, three-, six- or, if available, twelve-month LIBOR rate plus a margin, at the Company’s election. At March 31, 2021, the Company calculated interest using a one-month LIBOR rate and an applicable margin of 0.15% and 4.50% per annum, respectively. We continue to utilize an interest rate swap to hedge against $275,000 of the outstanding Term Loan Facility, which resulted in a weighted average interest rate of approximately 5.62% per annum during the three months ended March 31, 2021. Scheduled principal payments on the Term Loan Facility total $50,000, $50,000, $50,000 and $15,000 for each of the years ending 2021, 2022, 2023, and 2024, respectively, and the Company is required to make payments quarterly. The Company is required to make mandatory prepayments on the Credit Facility with proceeds received from issuances of debt, events of loss and certain dispositions. The Company also is required to prepay the Credit Facility with its excess cash flow within 5 days after receipt of its annual audited financial statements. For the three months ended March 31, 2021, the company made a scheduled term loan payment of $12,500 and an excess cash flow payment of $18,000. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on October 2, 2024.
The Revolving Credit Facility bears interest at the same rate options as the Term Loan Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. At March 31, 2021, we had no outstanding borrowings under the Revolving Credit Facility, providing $75,000 of available capacity.

Debt Issuance Costs—The costs associated with the Term Loan Facility and Revolving Credit Facility are reflected on the Condensed Consolidated Balance Sheets as a direct reduction from the related debt liability and amortized over the terms of the respective facilities. Amortization of debt issuance costs was $660 and $752 for the three months ended March 31, 2021 and 2020, respectively, and was recorded as interest expense. Additionally, due to an early payment of $18,000 on the Term Loan Facility in the first quarter of 2021, we recorded a loss on debt extinguishment of $337 related to debt issuance costs.
Compliance and Other—The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict the ability of us and our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain certain financial covenants. As of March 31, 2021, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Condensed Consolidated Balance Sheets. At March 31, 2021 and December 31, 2020, the carrying values of our debt outstanding approximated the fair values.

9.	FINANCIAL INSTRUMENTS
    Interest Rate Derivative—We continue to utilize a swap arrangement to hedge against interest rate variability associated with $275,000 of the $324,500 outstanding under the Term Loan Facility. The Company has designated its interest rate swap agreement as a cash flow hedging derivative. To the extent the derivative instrument is effective and the documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) (“OCI”) until the underlying hedged item is recognized in earnings. At March 31, 2021 the fair value of the swap recorded in accumulated other comprehensive income (loss) (“AOCI”) was a net loss of $5,662.
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
•Level 3—Fair value is based on internally developed models that use, as their basis, significant unobservable market parameters. The Company did not have any level 3 classifications at March 31, 2021 or December 31, 2020.
    The following table presents the fair value of the interest rate derivative by valuation hierarchy and balance sheet classification:

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative Liabilities
Other current liabilities	$—	$(4,076)	$—	$(4,076)	$—	$(4,427)	$—	$(4,427)
Other non-current liabilities	—	(1,799)	—	(1,799)	—	(2,629)	—	(2629)
Total liabilities at fair value	$—	$(5,875)	$—	$(5,875)	$—	$(7,056)	$—	$(7,056)
    OCI—The following table presents the total value recognized in OCI and reclassified from AOCI into earnings during the three months ended March 31, 2021 and 2020 for derivatives designated as cash flow hedges:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Before Tax Amount	Tax Amount	Net of Tax Amount	Before Tax Amount	Tax Amount	Net of Tax Amount
Net gain (loss) recognized in OCI	$126	$(29)	$97	$(9,174)	$2,064	$(7,110)
Net amount reclassified from AOCI into earnings(1)	1,034	(236)	798	63	(14)	49
Change in other comprehensive income	$1,160	$(265)	$895	$(9,111)	$2,050	$(7,061)
(1) Net unrealized losses totaling $3,863 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.

10.	LEASE OBLIGATIONS
    The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of one month to seven years, some of which include options to extend the leases for up to ten years.
    The components of lease expense are as follows:

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$1,512	$2,159
Short-term lease cost	$2,124	$3,281

Finance lease cost:
Amortization of right-of-use assets	$50	$56
Interest on lease liabilities	6	8
Total finance lease cost	$56	$64
    Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,518	$2,105
Operating cash flows from finance leases	$6	$8
Financing cash flows from finance leases	$50	$56

Right-of-use assets obtained in exchange for lease obligations (noncash):
Operating leases	$896	$3,540
Finance leases	$—	$—
    Supplemental balance sheet information related to leases is as follows:

	March 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$15,804	$16,515

Current portion of long-term lease obligations	$7,627	$7,588
Long-term lease obligations	8,202	8,958
Total operating lease liabilities	$15,829	$16,546
Finance Leases
Property and equipment, at cost	$1,479	$1,479
Accumulated depreciation	(754)	(702)
Property and equipment, net	$725	$777

Current maturities of long-term debt	$179	$188
Long-term debt	330	372
Total finance lease liabilities	$509	$560
Weighted Average Remaining Lease Term
Operating leases	3.2	3.2
Finance leases	3.0	3.2
Weighted Average Discount Rate
Operating leases	5.6%	5.7%
Finance leases	4.2%	4.2%

    Maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2021 (excluding the three months ended March 31, 2021)	$5,087	$158
2022	5,954	154
2023	3,242	154
2024	1,418	77
2025	656	—
2026	528	—
Thereafter	628	—
Total lease payments	$17,513	$543
Less imputed interest	(1,684)	(34)
Total	$15,829	$509

11.	COMMITMENTS AND CONTINGENCIES
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

12.	INCOME TAXES
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Three Months Ended March 31,
	2021	2020
Current tax expense	$618	$271
Deferred tax expense	4,142	913
Income tax expense	$4,760	$1,184

Cash paid for income taxes	$—	$44
The 2021 effective income tax rate varied from the statutory rate primarily as a result of state income taxes, nondeductible compensation and other permanent differences.
Due to net operating loss carryforwards, the Company expects no cash payments for federal income taxes for 2021 or 2020. The Company makes cash payments for state income taxes in states in which the Company does not have net operating loss carry forwards.
At December 31, 2020 the Company had federal and state net operating loss (“NOL”) carryforwards of $58,719 and $36,381, respectively, which expire at various dates in the next 18 years for U.S. federal income tax and in the next 7 to 18 years for the various state jurisdictions where we operate. Such NOL carryforwards expire beginning in 2028 through 2039.
As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

13.	STOCK INCENTIVE PLAN AND OTHER EQUITY ACTIVITY
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) and an employee stock purchase plan (the “ESPP”) that are administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”). Changes in common stock, additional paid in capital and treasury stock during the three months ended March 31, 2021 primarily relate to activity associated with the Stock Incentive Plan, the ESPP and shares withheld for taxes.
Share Grants—During the three months ended March 31, 2021, the Company had the following share grants associated with the Stock Incentive Plan:

	Shares	Weighted Average Grant-Date Fair Value per Share
RSUs	108	$18.95
PSUs (at target)	139	$18.84
Total shares granted	247
Share Issuances—During the three months ended March 31, 2021, the Company had the following share issuances associated with the Stock Incentive Plan and the ESPP:

Shares
RSUs (issued upon vesting)	40
PSUs (issued upon vesting)	621
ESPP (issued upon sale)	7
Total shares issued	668
Stock-Based Compensation Expense—During the three months ended March 31, 2021 and 2020, the Company recognized $1,835 and $2,234, respectively, of stock-based compensation expense, primarily within general and administrative expenses. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures. Included within total stock-based compensation expense for the three months ended March 31, 2021 and 2020 is $25 and $18, respectively, of expense related to the ESPP.
Shares Withheld for Taxes—The Company withheld 246 shares for taxes on RSU/PSU stock-based compensation vestings for $5,619 during the three months ended March 31, 2021.
AOCI—During the three months ended March 31, 2021, changes in AOCI were a result of net gains (losses) recognized in OCI and amounts reclassified from AOCI into earnings related to our interest rate derivative. See Note 9 - Financial Instruments for further discussion.

14.	EARNINGS PER SHARE
The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income attributable to Sterling common stockholders	$10,555	$3,115
Denominator:
Weighted average common shares outstanding — basic	28,279	27,736
Shares for dilutive unvested stock and warrants	484	256
Weighted average common shares outstanding — diluted	28,763	27,992
Basic net income per share attributable to Sterling common stockholders	$0.37	$0.11
Diluted net income per share attributable to Sterling common stockholders	$0.37	$0.11

15.	SUPPLEMENTAL CASH FLOW INFORMATION
    Operating Assets and Liabilities—The following table summarizes the changes in the components of operating assets and liabilities:

	Three Months Ended March 31,
	2021	2020
Accounts receivable	$7,238	$21,026
Contracts in progress, net	(7,921)	(12,001)
Receivables from and equity in construction joint ventures	(1,513)	(1,593)
Other current and non-current assets	876	1,242
Accounts payable	12,799	(14,421)
Accrued compensation and other liabilities	59	888
Members' interest subject to mandatory redemption and undistributed earnings	325	183
Changes in operating assets and liabilities	$11,863	$(4,676)

16.	SEGMENT INFORMATION
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
The following table presents total revenue and income from operations by reportable segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Revenues
Heavy Civil	$147,054	$155,615
Specialty Services	124,088	104,723
Residential	44,174	36,350
Total Revenues	$315,316	$296,688

Operating Income
Heavy Civil	$1,090	$(3,622)
Specialty Services	16,177	11,114
Residential	5,488	5,084
Subtotal	22,755	12,576
Acquisition related costs	—	(473)
Total Operating Income	$22,755	$12,103

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This quarterly report on Form 10-Q (“Report”) contains statements that are, or may be considered to be, “forward-looking statements” regarding the Company which represent our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements included herein relate to matters that are predictive in nature, such as our industry outlook, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information, and may use or contain words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases.
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
•federal, state and local environmental laws and regulations where non-compliance can result in penalties and/or termination of contracts as well as civil and criminal liability; and
•the other factors discussed in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) under “Part I, Item 1A. Risk Factors.”
In reading this Report, you should consider these factors carefully in evaluating any forward-looking statements and you are cautioned not to place undue reliance on any forward-looking statements. Additional factors or risks that we currently deem immaterial, that are not presently known to us or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned that many of the assumptions upon which our forward-looking statements are based are likely to change after the date the forward-looking statements are made. Further, we may make changes to our business plans that could affect our results. Although we believe that our plans, intentions and expectations reflected in, or suggested by, the forward-looking statements that we make in this Report are reasonable, we can provide no assurance that they will be achieved.
The forward-looking statements speak only as if the date made, and we undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise, and notwithstanding any changes in our assumptions, changes in business plans, actual experience or other changes.

OVERVIEW

General—Sterling Construction Company, Inc. (“Sterling” or “the Company”), operates through a variety of subsidiaries within three segments specializing in Heavy Civil, Specialty Services and Residential projects in the United States (the “U.S.”), primarily across the southern U.S., the Rocky Mountain States, California and Hawaii, as well as other areas with strategic construction opportunities. Heavy Civil includes infrastructure and rehabilitation projects for highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems. Specialty Services projects include land development activities (including site excavation and drainage, drilling and blasting for excavation), foundations for multi-family homes, parking structures and other commercial concrete projects. Residential projects include concrete foundations for single-family homes.
Impact of COVID-19—The Company continues to monitor closely the actual and expected impacts of the COVID-19 pandemic on our business, financial condition and results of operations. Sterling’s business has been identified as a component of “Essential Critical Infrastructure” per the National Cybersecurity and Infrastructure Agency, and to date, we have not experienced significant shutdowns of project sites or operational interruptions. Consistent with governmental orders and public health guidelines, the Company has continued to operate across its footprint. While the Company has not incurred significant disruptions thus far from the COVID-19 pandemic, the pandemic may impact our business, condensed consolidated results of operations and financial condition in the future. However, the significance of the impact on our operations going forward is not yet certain and depends on numerous evolving factors as discussed in more detail in the Company’s annual report on the 2020 Form 10-K under “Part I, Item 1A. Risk Factors.”
MARKET OUTLOOK AND TRENDS
Heavy Civil—Sterling’s Heavy Civil business is primarily driven by federal, state and municipal funding. Federal funds, on average, provide 50% of annual State Department of Transportation capital outlays for highway and bridge projects. Several of the states in Sterling’s key markets have instituted actions to further increase annual spending. In November 2020, various state and local transportation measures were passed securing, and in some cases increasing, funding of major initiatives in Texas ($7.5 billion) and California ($520 million). In addition to the state locally funded actions, the $305 billion 2015 federally funded Fixing America’s Surface Transportation (“FAST”) Act increased the annual federal highway investment by 15.1% over a five-year period from 2016 to 2020. In September 2020, Congress passed a one-year extension of the FAST Act which added an additional $13.6 billion to the Highway Trust Fund. In October 2018, the Federal Aviation Administration reauthorized $3.35 billion annually through 2023. This reauthorization also includes more than $1 billion a year for airport infrastructure grants and about $1.7 billion for disaster relief. Multiple infrastructure proposals are currently underway in both the federal House and the Senate. If passed, these bills could add additional multi-year funding for highways, rail and airports starting in late 2021 or early 2022.
Specialty Services—Sterling’s Specialty Services business is primarily driven by investments from end users and developers. Key end users, including Amazon, Facebook and Home Depot, have continued implementing publicly announced multi-year capital infrastructure campaigns. In our primary market in the southeastern United States, and specifically Georgia, the availability rate is at 6.5% and for ten consecutive quarters over 20 million square feet of new construction has commenced. The outlook for the multi-family market continues to decline, as developers face economic concerns due to the COVID-19 pandemic and the availability and affordability of starter single family homes continues to rise.

Residential—Continuing revenue growth of the Company’s Residential business is directly related to the growth of new home starts in its key markets of Dallas-Fort Worth and Houston. The Company’s core customer base is primarily made up of leading national home builders as well as regional and custom home builders. The Company has continued its expansion of the residential business into the Houston market and surrounding areas. Additionally, over the last several quarters, the residential market has experienced significant price volatility and availability for key materials including concrete, lumber and steel. Generally, we pass these costs onto the Company’s customers, however, there is often a delay in the ability to recoup the full impact.
BACKLOG
At March 31, 2021, our backlog (“Backlog”) of construction projects, made up of our Heavy Civil and Specialty Services segments, was $1.6 billion, as compared to $1.2 billion at December 31, 2020. The contracts in Backlog are typically completed in 6 to 36 months. Contracts in which we are the apparent low bidder for projects (“Unsigned Low-bid Awards”) are excluded from Backlog until the contract is executed by our customer. Unsigned Low-bid Awards were $75.7 million at March 31, 2021 and $356.9 million at December 31, 2020. The combination of our Backlog and Unsigned Low-bid Awards, which we refer to as “Combined Backlog” totaled $1.7 billion and $1.5 billion as of March 31, 2021 and December 31, 2020, respectively.

The Company’s margin in Backlog has decreased from 12.0% at December 31, 2020 to 11.8% at March 31, 2021 and the Combined Backlog margin decreased from 11.8% at December 31, 2020 to 11.7% at March 31, 2021, driven by a greater mix of Heavy Civil awards.
RESULTS OF OPERATIONS
Consolidated Results
Summary—For the first quarter of 2021, the Company had operating income of $22.8 million, income before income taxes of $16.4 million, net income attributable to Sterling common stockholders of $10.6 million and net income per diluted share attributable to Sterling common stockholders of $0.37.
Consolidated financial highlights for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 are as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Revenues	$315,316	$296,688
Gross profit	45,032	35,245
General and administrative expenses	(17,099)	(17,604)
Intangible asset amortization	(2,866)	(2,837)
Acquisition related costs	—	(473)
Other operating expense, net	(2,312)	(2,228)
Operating income	22,755	12,103
Interest, net	(5,990)	(7,704)
Loss on extinguishment of debt	(337)	—
Income before income taxes and noncontrolling interests	16,428	4,399
Income tax expense	(4,760)	(1,184)
Less: Net income attributable to noncontrolling interests	(1,113)	(100)
Net income attributable to Sterling common stockholders	$10,555	$3,115

Gross margin	14.3%	11.9%

Revenues—Revenues were $315.3 million for the first quarter of 2021, an increase of $18.6 million or 6% compared with the first quarter of 2020. The increase in the first quarter of 2021 was driven by a $19.4 million increase in Specialty Services and a $7.8 million increase in Residential, partly offset by a $8.6 million decrease in Heavy Civil.
Gross profit—Gross profit was $45.0 million for the first quarter of 2021, an increase of $9.8 million or 28% compared to the first quarter of 2020. The Company’s gross margin as a percent of revenue increased to 14.3% in the first quarter of 2021, as compared to 11.9% in the first quarter of 2020. The increase in gross profit was primarily driven by higher volume from Specialty Services, and the ramp up of construction on large design-build joint venture projects as we continue to reduce the lower margin low-bid heavy highway revenues for Heavy Civil. The increase in gross margin as a percent of revenue was primarily driven by the aforementioned large design-build joint venture projects for Heavy Civil.
Contracts in progress which were not substantially completed totaled approximately 201 and 210 at March 31, 2021 and 2020, respectively. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
Interest expense—Interest expense was $6.0 million in the first quarter of 2021 compared to $7.8 million in the first quarter of 2020. The decrease is due to the Company’s declining debt, as the Company has paid down $120.5 million of its Credit Facility balance since the first quarter of 2020.
Income taxes—The effective income tax rate was 29.0% in the first quarter of 2021 and the Company maintains its estimate of a 30% effective income tax rate for the full year 2021. Due to its net operating loss carryforwards, the Company expects no cash payments for federal income taxes for 2021 or 2020. See Note 12 - Income Taxes for more information.

Segment Results

	Three Months Ended March 31,
(In thousands)	2021	% of Revenue	2020	% of Revenue
Revenues
Heavy Civil	$147,054	47%	$155,615	53%
Specialty Services	124,088	39%	104,723	35%
Residential	44,174	14%	36,350	12%
Total Revenues	$315,316		$296,688

Operating Income
Heavy Civil	$1,090	0.7%	$(3,622)	(2.3)%
Specialty Services	16,177	13.0%	11,114	10.6%
Residential	5,488	12.4%	5,084	14.0%
Subtotal	22,755	7.2%	12,576	4.2%
Acquisition related costs	—		(473)
Total Operating Income	$22,755	7.2%	$12,103	4.1%
Heavy Civil
Revenues—Revenues were $147.1 million for the first quarter of 2021, a decrease of $8.6 million or 5.5% compared to the first quarter of 2020. The decrease was primarily driven by lower water containment and treatment revenue for the first quarter of 2021 compared to the first quarter of 2020. Additionally, we continued to reduce our low-bid heavy highway revenue by $19.6 million and we replaced it with an increase of $22.7 million from heavy highway design build and other revenues during the first quarter of 2021.
Operating Income—Operating income was $1.1 million for the first quarter of 2021, an increase of $4.7 million, compared to the first quarter of 2020. The increase was the result of improved margin mix with the ramp up of construction on large design-build joint venture projects and the continuation of our planned revenue reduction from lower margin low-bid heavy highway work.
Specialty Services
Revenues—Revenues were $124.1 million for the first quarter of 2021, an increase of $19.4 million or 18.5% compared to the first quarter of 2020. The increase was driven by higher volume from land development, partly offset by a decrease in commercial revenues in the first quarter of 2021.
Operating income—Operating income was $16.2 million for the first quarter of 2021, an increase of $5.1 million, compared to the first quarter of 2020. The increase was driven by the aforementioned higher volume from land development in the first quarter of 2021.
Residential
Revenues—Revenues were $44.2 million for the first quarter of 2021, an increase of $7.8 million or 21.5%, compared to the first quarter of 2020. The increase in revenue was primarily the result of a record number of slabs poured in the first quarter of 2021, reflecting the strong continuing demand for new housing in our Texas footprint.
Operating income—Operating income was $5.5 million for the first quarter of 2021, an increase of $0.4 million, compared to the first quarter of 2020. The increase was driven by the aforementioned volume increase, partly offset by higher material costs for concrete, lumber and steel, and the lack of consistent availability of these materials. As a result of the increase in material cost, operating income as a percent of revenue decreased 156 basis points compared to the first quarter of 2020. The Company has and will continue to work with Residential customers to recoup increases in material cost.

LIQUIDITY AND SOURCES OF CAPITAL
Cash—Cash at March 31, 2021, was $61,402, and includes the following components:

(In thousands)	March 31, 2021	December 31, 2020
Generally Available	$23,595	$26,419
Consolidated 50% Owned Subsidiaries	31,333	30,354
Construction Joint Ventures	6,474	9,412
Total Cash	$61,402	$66,185
The following tables set forth information about our cash flows and liquidity:

	Three Months Ended March 31,
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$38,720	$10,771
Investing activities	(11,001)	(6,842)
Financing activities	(32,502)	24,243
Net change in cash and cash equivalents	$(4,783)	$28,172
Operating Activities—During the three months ended March 31, 2021, net cash provided by operating activities was $38.7 million compared to net cash provided by operating activities of $10.8 million in the three months ended March 31, 2020. Cash flows provided by operating activities were driven by net income, adjusted for various non-cash items and changes in accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below, and other accrued liabilities.
Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in the components of Contract Capital during the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Contracts in progress, net	$(7,921)	$(12,001)
Accounts receivable	7,238	21,026
Receivables from and equity in construction joint ventures	(1,513)	(1,593)
Accounts payable	12,799	(14,421)
Change in Contract Capital, net	$10,603	$(6,989)
During the three months ended March 31, 2021, the change in Contract Capital increased liquidity by $10.6 million. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality, the timing of new awards, and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.

Investing Activities—During the three months ended March 31, 2021, net cash used in investing activities was $11.0 million, compared to net cash used of $6.8 million in the three months ended March 31, 2020. The use of cash was driven by purchases of capital equipment and buildings and improvements. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment.
Financing Activities—During the three months ended March 31, 2021, net cash used in financing activities was $32.5 million, compared to net cash provided of $24.2 million in the prior year. The financing cash outflow was driven by $30.5 million of repayments on the Term Loan Facility and $2.0 million in distributions to noncontrolling interest owners.
Capital Strategy—The Company will continue to explore additional revenue growth and capital alternatives to improve leverage and strengthen its financial position in order to take advantage of trends in the civil infrastructure and specialty services markets. The Company expects to pursue strategic uses of its cash, such as, strategic acquisitions in its existing segments, or adding a new segment, of businesses that meet its gross margin targets and overall profitability and managing its debt balances.

JOINT VENTURES
We participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects. The joint venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Although our agreements with our joint venture partners provide that each party will assume and fund its share of any losses resulting from a project, if one of our partners was unable to pay its share, we would be fully liable for such share under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. See the 2020 Form 10-K under “Part I, Item 1A. Risk Factors”.
 At March 31, 2021, there was approximately $477 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $206.1 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of March 31, 2021, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.
NEW ACCOUNTING STANDARDS
There have been no material changes to the Company’s discussion of new accounting standards from those described in Note 2 - Basis of Presentation and Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2020.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s discussion of critical accounting estimates from those described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We continue to utilize a swap arrangement to hedge against interest rate variability associated with $275 million of the $324.5 million outstanding under the Term Loan Facility. The Company has designated its interest rate swap agreement as a cash flow hedging derivative. To the extent the derivative instrument is effective and the documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) until the underlying hedged item is recognized in earnings. The total fair value of the contract was a net loss of approximately $5.7 million at March 31, 2021. For the $49.5 million remaining portion of the Term Loan Facility not associated with the interest rate swap hedge, at March 31, 2021 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $495 thousand per year.
Other
The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At March 31, 2021, the fair value of the term loan, based upon the current market rates for debt with similar credit risk and maturities, approximated its carrying value as interest is based on LIBOR plus an applicable margin.
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2021. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2021 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have not been any material changes from the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of the 2020 Form 10-K. You should carefully consider such risk factors, which could materially affect the business, financial condition or future results.

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

31.1 (2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2 (2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1 (3)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2 (3)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document—The instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
(1) Incorporated by reference to the filing indicated
(2) Filed herewith
(3) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date: May 4, 2021	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer and Duly Authorized Officer