Form 10-Q
period 2021-06-30
STERLING CONSTRUCTION CO INC
filed 2021-08-03
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Registrant’s telephone number, including area code: (281) 214-0777

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of July 30, 2021 – 28,764,381

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$401,666	$400,038	$716,982	$696,726
Cost of revenues	(345,419)	(340,439)	(615,703)	(601,882)
Gross profit	56,247	59,599	101,279	94,844
General and administrative expense	(15,829)	(18,451)	(32,928)	(36,055)
Intangible asset amortization	(2,866)	(2,866)	(5,732)	(5,703)
Acquisition related costs	—	(139)	—	(612)
Other operating expense, net	(4,832)	(5,097)	(7,144)	(7,325)
Operating income	32,720	33,046	55,475	45,149
Interest income	12	24	26	123
Interest expense	(5,737)	(7,557)	(11,741)	(15,360)
Gain on extinguishment of debt, net	1,401	—	1,064	—
Income before income taxes	28,396	25,513	44,824	29,912
Income tax expense	(8,179)	(7,248)	(12,939)	(8,432)
Net income	20,217	18,265	31,885	21,480
Less: Net income attributable to noncontrolling interests	(161)	(55)	(1,274)	(155)
Net income attributable to Sterling common stockholders	$20,056	$18,210	$30,611	$21,325

Net income per share attributable to Sterling common stockholders:
Basic	$0.70	$0.65	$1.08	$0.77
Diluted	$0.69	$0.65	$1.06	$0.76

Weighted average common shares outstanding:
Basic	28,582	27,941	28,433	27,794
Diluted	29,054	27,957	28,878	27,887

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$20,217	$18,265	$31,885	$21,480
Other comprehensive income, net of tax
Change in interest rate swap, net of tax (Note 9)	728	(53)	1,623	(7,114)
Total comprehensive income	20,945	18,212	33,508	14,366
Less: Comprehensive income attributable to noncontrolling interests	(161)	(55)	(1,274)	(155)
Comprehensive income attributable to Sterling common stockholders	$20,784	$18,157	$32,234	$14,211

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents ($30,006 and $26,122 related to variable interest entities (“VIEs”))	$93,630	$66,185
Accounts receivable ($26,778 and $25,789 related to VIEs)	211,529	177,424
Contract assets ($11,704 and $8,370 related to VIEs)	86,184	84,975
Receivables from and equity in construction joint ventures ($6,027 and $9,708 related to VIEs)	18,011	16,653
Other current assets ($3,188 and $1,493 related to VIEs)	24,738	16,306
Total current assets	434,092	361,543
Property and equipment, net ($9,539 and $6,010 related to VIEs)	142,015	126,668
Operating lease right-of-use assets, net ($4,279 and $4,213 related to VIEs)	16,609	16,515
Goodwill ($1,501 and $1,501 related to VIEs)	192,014	192,014
Other intangibles, net	239,155	244,887
Deferred tax asset, net	—	7,817
Other non-current assets, net	3,305	3,250
Total assets	$1,027,190	$952,694

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($26,209 and $19,505 related to VIEs)	$137,934	$95,201
Contract liabilities ($17,953 and $17,678 related to VIEs)	141,236	114,019
Current maturities of long-term debt ($6,793 and $6,793 related to VIEs)	23,186	77,434
Current portion of long-term lease obligations ($2,011 and $1,801 related to VIEs)	7,942	7,588
Accrued compensation ($3,608 and $2,141 related to VIEs)	27,134	18,013
Other current liabilities ($1,472 and $1,374 related to VIEs)	8,810	9,629
Total current liabilities	346,242	321,884
Long-term debt ($79 and $53 related to VIEs)	303,531	291,249
Long-term lease obligations ($2,268 and $2,412 related to VIEs)	8,783	8,958
Members’ interest subject to mandatory redemption and undistributed earnings	56,488	51,290
Deferred tax liability, net	3,956	—
Other long-term liabilities ($722 and $722 related to VIEs)	9,420	10,584
Total liabilities	728,420	683,965
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.01 per share; 38,000 shares authorized, 28,638 and 28,279 shares issued, 28,638 and 28,184 shares outstanding	286	283
Additional paid in capital	253,467	256,423
Treasury stock, at cost: 0 and 95 shares	—	(1,445)
Retained earnings	47,884	17,273
Accumulated other comprehensive loss	(3,641)	(5,264)
Total Sterling stockholders’ equity	297,996	267,270
Noncontrolling interests	774	1,459
Total stockholders’ equity	298,770	268,729
Total liabilities and stockholders’ equity	$1,027,190	$952,694
 The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$31,885	$21,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,707	16,541
Amortization of debt issuance costs and non-cash interest	1,264	1,762
Gain on disposal of property and equipment	(437)	(598)
Gain on debt extinguishment, net	(1,064)	—
Deferred taxes	11,294	6,223
Stock-based compensation expense	3,850	6,196
Change in fair value of interest rate swap	(51)	272
Changes in operating assets and liabilities (Note 15)	28,044	451
Net cash provided by operating activities	91,492	52,327
Cash flows from investing activities:
Capital expenditures	(22,150)	(14,574)
Proceeds from sale of property and equipment	690	769
Net cash used in investing activities	(21,460)	(13,805)
Cash flows from financing activities:
Repayments of debt	(40,072)	(22,644)
Distributions to noncontrolling interest owners	(1,959)	—
Other	(602)	9,067
Net cash used in financing activities	(42,633)	(13,577)
Net change in cash, cash equivalents, and restricted cash	27,399	24,945
Cash, cash equivalents, and restricted cash at beginning of period	72,642	50,562
Cash, cash equivalents, and restricted cash at end of period	100,041	75,507
Less: restricted cash (Other current assets)	(6,411)	(4,895)
Cash and cash equivalents at end of period	$93,630	$70,612
Supplemental disclosures of cash flow information:
Non-cash items:
Capital expenditures	$4,425	$—
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	28,184	$283	$256,423	95	$(1,445)	$17,273	$(5,264)	$267,270	$1,459	$268,729
Net income	—	—	—	—	—	10,555	—	10,555	1,113	11,668
Change in interest rate swap	—	—	—	—	—	—	895	895	—	895
Stock-based compensation	—	—	1,835	—	—	—	—	1,835	—	1,835
Distributions to owners	—	—	—	—	—	—	—	—	(1,959)	(1,959)
Issuance of stock	668	5	(1,602)	(111)	1,741	—	—	144	—	144
Shares withheld for taxes	(246)	(2)	(5,321)	16	(296)	—	—	(5,619)	—	(5,619)
Balance at March 31, 2021	28,606	$286	$251,335	—	$—	$27,828	$(4,369)	$275,080	$613	$275,693
Net income	—	—	—	—	—	20,056	—	20,056	161	20,217
Change in interest rate swap	—	—	—	—	—	—	728	728	—	728
Stock-based compensation	—	—	2,015	—	—	—	—	2,015	—	2,015
Issuance of stock	32	—	120	—	—	—	—	120	—	120
Other	—	—	(3)	—	—	—	—	(3)	—	(3)
Balance at June 30, 2021	28,638	$286	$253,467	—	$—	$47,884	$(3,641)	$297,996	$774	$298,770

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	27,772	$283	$251,019	518	$(6,142)	$(25,033)	$(209)	$219,918	$1,293	$221,211
Net income	—	—	—	—	—	3,115	—	3,115	100	3,215
Change in interest rate swap	—	—	—	—	—	—	(7,061)	(7,061)	—	(7,061)
Stock-based compensation	—	—	2,234	—	—	—	—	2,234	—	2,234
Issuance of stock	248	—	(2,460)	(248)	2,563	—	—	103	—	103
Shares withheld for taxes	(54)	—	(104)	46	(668)	—	—	(772)	—	(772)
Balance at March 31, 2020	27,966	$283	$250,689	316	$(4,247)	$(21,918)	$(7,270)	$217,537	$1,393	$218,930
Net income	—	—	—	—	—	18,210	—	18,210	55	18,265
Change in interest rate swap	—	—	—	—	—	—	(53)	(53)	—	(53)
Stock-based compensation	—	—	3,962	—	—	—	—	3,962	—	3,962
Issuance of stock	73	—	(740)	(73)	844	—	—	104	—	104
Shares withheld for taxes	(5)	—	(18)	3	(32)	—	—	(50)	—	(50)
Other	—	—	(73)	—	—	—	—	(73)	—	(73)
Balance at June 30, 2020	28,034	$283	$253,820	246	$(3,435)	$(3,708)	$(7,323)	$239,637	$1,448	$241,085
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
($ and share values in thousands, except per share data)
(Unaudited)

1.	NATURE OF OPERATIONS
Business Summary
Sterling Construction Company, Inc. (“Sterling,” “the Company,” “we,” “our” or “us”), a Delaware corporation, operates through a variety of subsidiaries within three segments specializing in Heavy Civil, Specialty Services and Residential projects in the United States (the “U.S.”), primarily across the southern U.S., the Rocky Mountain States, California and Hawaii, as well as other areas with strategic construction opportunities. Heavy Civil includes infrastructure and rehabilitation projects for highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems. Specialty Services projects include land development activities (including site excavation and drainage, drilling and blasting for excavation), foundations for multi-family homes, parking structures and other commercial concrete projects. Residential projects include concrete foundations for single-family homes. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life.

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
Accounts Receivable—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Receivables are written off based on the individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At June 30, 2021 and December 31, 2020, our allowance for our estimate of expected credit losses was zero.
As is customary, we have agreed to indemnify our bonding company for all losses incurred by it in connection with bonds that are issued, and we have granted our bonding company a security interest in certain assets, including accounts receivable, as collateral for such obligations.

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
Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. At June 30, 2021 and December 31, 2020, contract assets included $45,924 and $44,412 of retainage, respectively, and contract liabilities included $39,682 and $33,856 of retainage, respectively. Retainage on active contracts is classified as current regardless of the term of the contract and is generally collected within one year of the completion of a contract. We anticipate collecting approximately 68% of our June 30, 2021 retainage during the next twelve months. These assets and liabilities are reported on the Condensed Consolidated Balance Sheet within “Contract assets” and “Contract liabilities” on a contract-by-contract basis at the end of each reporting period.
Revenue recognized for the three and six months ended June 30, 2021 that was included in the contract liability balance on December 31, 2020 was $141,813 and $297,370, respectively. Revenue recognized for the three and six months ended June 30, 2020 that was included in the contract liability balance on December 31, 2019 was $132,225 and $278,491, respectively.
Cash and Restricted Cash—Our cash is comprised of highly liquid investments with maturities of three months or less. Restricted cash of $6,411 and $6,457 is included in “Other current assets” on the Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, respectively. This primarily represents cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements.

3.	REVENUE FROM CUSTOMERS
Backlog—The following table presents the Company’s backlog, by segment:

	June 30, 2021	December 31, 2020
Heavy Civil Backlog	$1,183,122	$898,183
Specialty Services Backlog	387,519	277,205
Total Heavy Civil and Specialty Services Backlog	$1,570,641	$1,175,388
The Company expects to recognize approximately 59% of its backlog as revenue during the next twelve months, and the balance thereafter.

Revenue Disaggregation—The following tables present the Company’s revenue disaggregated by major end market and contract type:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues by major end market	2021	2020	2021	2020
Heavy Highway	$139,189	$152,526	$238,705	$248,900
Aviation	36,754	34,867	63,976	63,324
Water Containment and Treatment	16,208	16,529	30,427	38,338
Other	11,002	16,526	17,099	25,501
Heavy Civil Revenues	203,153	220,448	350,207	376,063
Land Development	123,743	105,639	220,315	181,884
Commercial	28,161	30,064	55,677	58,542
Specialty Services Revenues	151,904	135,703	275,992	240,426
Residential Revenues	46,609	43,887	90,783	80,237
Total Revenues	$401,666	$400,038	$716,982	$696,726

Revenues by contract type
Fixed-Unit Price	$225,886	$203,692	$403,434	$345,431
Lump Sum	127,416	147,460	218,571	261,712
Residential and Other	48,364	48,886	94,977	89,583
Total Revenues	$401,666	$400,038	$716,982	$696,726
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
Variable Consideration
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to the Company’s customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken. Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $14,300 and $7,142, at June 30, 2021 and December 31, 2020, respectively, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes such profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in contract estimates resulted in net increases of approximately $3,727 and $12,032 for the three and six months ended June 30, 2021, and net increases of approximately $2,197 and $2,292 for the three and six months ended June 30, 2020, included in “Operating income” on the Condensed Consolidated Statements of Operations.

4.	CONSOLIDATED 50% OWNED SUBSIDIARIES
The Company has 50% ownership interests in two subsidiaries (“Myers” and “RHB”) that it fully consolidates as a result of its exercise of control over the entities. The earnings attributable to the 50% portions the Company does not own were approximately $4,800 and $6,600 for the three and six months ended June 30, 2021, respectively, and $4,600 and $6,300 for the three and six months ended June 30, 2020, respectively, and are eliminated within “Other operating expense, net” in the Condensed Consolidated Statements of Operations. Any undistributed earnings for partners are included in “Members’ interest subject to mandatory redemption and undistributed earnings” within the Condensed Consolidated Balance Sheets and are mandatorily payable at the time of the noncontrolling owners’ death or permanent disability.
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
The liability consists of the following:

	June 30, 2021	December 31, 2020
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	16,488	11,290
Total liability	$56,488	$51,290
The Company must determine whether any of its entities, including these two 50% owned subsidiaries, in which it participates, is a VIE. The Company determined that Myers is a VIE and that the Company is the primary beneficiary because, pursuant to the terms of the Myers Operating Agreement, the Company is exposed to the majority of potential losses of the partnership.
Summary financial information for Myers is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$43,137	$54,364	$71,094	$98,726
Operating income	$747	$1,049	$1,465	$1,204
Net income	$366	$526	$717	$605

5.	CONSTRUCTION JOINT VENTURES
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$9,325	$3,404	$17,566	$7,468
Operating income	$613	$375	$3,140	$671
Net income	$615	$376	$3,143	$675

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

	June 30, 2021	December 31, 2020
Current assets	$138,804	$143,608
Current liabilities	$(95,350)	$(141,295)
Sterling’s receivables from and equity in construction joint ventures	$18,011	$16,653

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$62,489	$43,466	$111,906	$70,312
Income before tax	$8,780	$4,516	$13,415	$6,673
Sterling’s noncontrolling interest:
Revenues	$26,994	$19,377	$48,938	$32,459
Income before tax	$3,676	$1,968	$5,811	$3,017
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

6.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	June 30, 2021	December 31, 2020
Construction and transportation equipment	$252,797	$231,799
Buildings and improvements	22,493	21,025
Land	3,891	3,891
Office equipment	3,046	3,012
Total property and equipment	282,227	259,727
Less accumulated depreciation	(140,212)	(133,059)
Total property and equipment, net	$142,015	$126,668
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $5,536 and $10,975 for the three and six months ended June 30, 2021, respectively, and $5,390 and $10,838 for the three and six months ended June 30, 2020, respectively.

7.	OTHER INTANGIBLE ASSETS
The following table presents our acquired finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		June 30, 2021		December 31, 2020
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	25	$232,623	$(21,099)	$232,623	$(16,360)
Trade name	23	30,107	(3,967)	30,107	(3,209)
Non-compete agreements	5	2,487	(996)	2,487	(761)
Total	24	$265,217	$(26,062)	$265,217	$(20,330)
    The Company's intangible amortization expense was $2,866 and $5,732 for the three and six months ended June 30, 2021, respectively, and $2,866 and $5,703 for the three and six months ended June 30, 2020, respectively.

8.	DEBT
The Company’s outstanding debt was as follows:

	June 30, 2021	December 31, 2020
Term Loan Facility	$315,000	$355,000
Revolving Credit Facility	—	—
Credit Facility	315,000	355,000
Other debt	17,335	20,397
Total debt	332,335	375,397
Less - Current maturities of long-term debt	(23,186)	(77,434)
Less - Unamortized debt issuance costs	(5,618)	(6,714)
Total long-term debt	$303,531	$291,249
Credit Facility—Our amended credit agreement (the “Credit Agreement”) provides the Company with senior secured debt financing in an amount up to $475,000 in the aggregate, consisting of (i) a senior secured first lien term loan facility (the “Term Loan Facility”) in the amount of $400,000 (collectively, the “Credit Facility”) and (ii) a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $75,000 (with a $75,000 limit for the issuance of letters of credit and a $15,000 sublimit for swing line loans). The obligations under the Credit Facility are secured by substantially all assets of the Company and the subsidiary guarantors, subject to certain permitted liens and interests of other parties. The Credit Facility will mature on October 2, 2024.
On June 28, 2021, the Credit Agreement was further amended to (i) decrease the applicable margins with respect to the rates per annum applicable to Base Rate Loans (as defined in the Credit Agreement), Eurodollar Loans (as defined in the Credit Agreement), Letter of Credit (as defined in the Credit Agreement) fees and the commitment fee payable under the Revolving Credit Facility and Term Loan Facility; (ii) reduce the applicable percentages of excess cash flow required for application to mandatory prepayments of the Credit Facility; and (iii) decrease the amounts of the scheduled quarterly principal payments due under the Term Loan Facility.
The Term Loan Facility bears interest at either the base rate plus a margin, or at a one-, two-, three-, six- or, if available, twelve-month LIBOR rate plus a margin, at the Company’s election. At June 30, 2021, the Company calculated interest using a one-month LIBOR rate and an applicable margin of 0.095% and 2.50% per annum, respectively. We continue to utilize an interest rate swap to hedge against $275,000 of the outstanding Term Loan Facility, which resulted in a weighted average interest rate of approximately 5.49% per annum during the six months ended June 30, 2021. Scheduled principal payments on the Term Loan Facility are made quarterly and total $24,700, $16,200, $22,300 and $18,300 for each of the years ending 2021, 2022, 2023 and 2024, respectively. The Company is required to make mandatory prepayments on the Credit Facility with proceeds received from issuances of debt, events of loss and certain dispositions. The Company also is required to prepay the Credit Facility with its excess cash flow within 5 days after receipt of its annual audited financial statements. For the six months ended June 30, 2021, the company made scheduled term loan payments of $16,556, an excess cash flow payment of $18,000 and an optional prepayment of $5,444. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on October 2, 2024.
The Revolving Credit Facility bears interest at the same rate options as the Term Loan Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. At June 30, 2021, we had no outstanding borrowings under the Revolving Credit Facility, providing $75,000 of available capacity.
Debt Issuance Costs—The costs associated with the Term Loan Facility and Revolving Credit Facility are reflected on the Condensed Consolidated Balance Sheets as a direct reduction from the related debt liability and amortized over the terms of the respective facilities. Amortization of debt issuance costs was $604 and $1,264 for the three and six months ended June 30, 2021, respectively, and $740 and $1,492 for the three and six months ended June 30, 2020, respectively, and was recorded as interest expense. Additionally, due to early payments of $18,000 and $5,444 on the Term Loan Facility in the first and second quarters of 2021, respectively, we recorded losses on debt extinguishment of $94 and $431 for the three and six months ended June 30, 2020, respectively, related to debt issuance costs.
Other Debt—During the second quarter of 2020, the Company’s two 50% owned subsidiaries received three short-term Paycheck Protection Program loans (the “PPP Loans”) totaling approximately $9,800. During the second quarter of 2021, the Small Business Administration (“SBA”) forgave one of the PPP Loans of approximately $3,000, of which the Company recorded a gain on debt extinguishment of $1,495 for its 50% portion of the gain. The remaining two PPP Loans are classified as short-term debt under “Current Liabilities” on the Consolidated Balance Sheets at June 30, 2021, as we expect to receive a forgiveness determination by the SBA within the next twelve months.
Compliance and Other—The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict the ability of us and our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain certain financial covenants. As of June 30, 2021, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Condensed Consolidated Balance Sheets. At June 30, 2021 and December 31, 2020, the carrying values of our debt outstanding approximated the fair values.

9.	FINANCIAL INSTRUMENTS
    Interest Rate Derivative—We continue to utilize a swap arrangement to hedge against interest rate variability associated with $275,000 of the $315,000 outstanding under the Term Loan Facility. The Company has designated its interest rate swap agreement as a cash flow hedging derivative. To the extent the derivative instrument is effective and the documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) (“OCI”) until the underlying hedged item is recognized in earnings. At June 30, 2021, the fair value of the swap recorded in accumulated other comprehensive income (loss) (“AOCI”) was a net loss of $4,719.
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
•Level 3—Fair value is based on internally developed models that use, as their basis, significant unobservable market parameters. The Company did not have any level 3 classifications at June 30, 2021 or December 31, 2020.

    The following table presents the fair value of the interest rate derivative by valuation hierarchy and balance sheet classification:

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other current liabilities	$—	$(3,794)	$—	$(3,794)	$—	$(4,427)	$—	$(4,427)
Other non-current liabilities	—	(1,108)	—	(1,108)	—	(2,629)	—	(2,629)
Total liabilities at fair value	$—	$(4,902)	$—	$(4,902)	$—	$(7,056)	$—	$(7,056)
    OCI—The following table presents the total value recognized in OCI and reclassified from AOCI into earnings during the three and six months ended June 30, 2021 and 2020 for derivatives designated as cash flow hedges:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Net gain (loss) recognized in OCI	$(82)	$19	$(63)	$44	$(10)	$34
Net amount reclassified from AOCI into earnings(1)	1,024	(233)	791	2,058	(469)	1,589
Change in other comprehensive income	$942	$(214)	$728	$2,102	$(479)	$1,623

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Net gain (loss) recognized in OCI	$(1,031)	$232	$(799)	$(10,205)	$2,296	$(7,909)
Net amount reclassified from AOCI into earnings	963	(217)	746	1,026	(231)	795
Change in other comprehensive income	$(68)	$15	$(53)	$(9,179)	$2,065	$(7,114)
(1) Net unrealized losses totaling $3,611 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.

10.	LEASE OBLIGATIONS
    The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of one month to seven years, some of which include options to extend the leases for up to ten years.
    The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$1,510	$2,075	$3,022	$4,234
Short-term lease cost	$2,911	$3,745	$5,035	$7,026
Finance lease cost:
Amortization of right-of-use assets	$46	$49	$96	$105
Interest on lease liabilities	5	7	11	15
Total finance lease cost	$51	$56	$107	$120

    Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,980	$4,336
Operating cash flows from finance leases	$11	$15
Financing cash flows from finance leases	$96	$105

Right-of-use assets obtained in exchange for lease obligations (noncash):
Operating leases	$3,496	$5,633
Finance leases	$—	$—
    Supplemental balance sheet information related to leases is as follows:

	June 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$16,609	$16,515

Current portion of long-term lease obligations	$7,942	$7,588
Long-term lease obligations	8,783	8,958
Total operating lease liabilities	$16,725	$16,546
Finance Leases
Property and equipment, at cost	$1,479	$1,479
Accumulated depreciation	(806)	(702)
Property and equipment, net	$673	$777

Current maturities of long-term debt	$168	$188
Long-term debt	295	372
Total finance lease liabilities	$463	$560
Weighted Average Remaining Lease Term
Operating leases	3.4	3.2
Finance leases	2.9	3.2
Weighted Average Discount Rate
Operating leases	5.5%	5.7%
Finance leases	4.2%	4.2%
    Maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2021 (excluding the six months ended June 30, 2021)	$3,715	$101
2022	6,510	161
2023	3,866	154
2024	1,820	77
2025	1,002	—
2026	928	—
Thereafter	628	—
Total lease payments	$18,469	$493
Less imputed interest	(1,744)	(30)
Total	$16,725	$463

11.	COMMITMENTS AND CONTINGENCIES
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
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Current tax expense	$1,027	$1,938	$1,645	$2,209
Deferred tax expense	7,152	5,310	11,294	6,223
Income tax expense	$8,179	$7,248	$12,939	$8,432

Cash paid for income taxes	$1,700	$—	$1,700	$44
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
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) and an employee stock purchase plan (the “ESPP”) that are administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”). Changes in common stock, additional paid in capital and treasury stock during the six months ended June 30, 2021 primarily relate to activity associated with the Stock Incentive Plan, the ESPP and shares withheld for taxes.
Share Grants—During the six months ended June 30, 2021, the Company granted the following awards under the Stock Incentive Plan:

	Shares	Weighted Average Grant-Date Fair Value per Share
RSAs	26	$23.22
RSUs	108	$20.55
PSUs (at target)	139	$20.54
Total shares granted	273

Share Issuances—During the six months ended June 30, 2021, the Company issued the following shares under the Stock Incentive Plan and the ESPP:

Shares
RSAs (issued upon grant)	26
RSUs (issued upon vesting)	40
PSUs (issued upon vesting)	621
ESPP (issued upon sale)	13
Total shares issued	700
Stock-Based Compensation Expense—During the three and six months ended June 30, 2021, the Company recognized $2,015 and $3,850, respectively, of stock-based compensation expense, and during the three and six months ended June 30, 2020, the Company recognized $3,962 and $6,196 of stock-based compensation expense, respectively, primarily within general and administrative expenses. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures. Included within total stock-based compensation expense for the three and six months ended June 30, 2021 is $22 and $47, respectively, of expense related to the ESPP, and during the three and six months ended June 30, 2020, the Company recognized $18 and $36, respectively, of expense related to the ESPP.
Shares Withheld for Taxes—The Company withheld zero and 246 shares for taxes on RSU/PSU stock-based compensation vestings for $0 and $5,619 during the three and six months ended June 30, 2021, respectively.
AOCI—During the three and six months ended June 30, 2021, changes in AOCI were a result of net gains (losses) recognized in OCI and amounts reclassified from AOCI into earnings related to our interest rate derivative. See Note 9 - Financial Instruments for further discussion.

14.	EARNINGS PER SHARE
The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to Sterling common stockholders	$20,056	$18,210	$30,611	$21,325
Denominator:
Weighted average common shares outstanding — basic	28,582	27,941	28,433	27,794
Shares for dilutive unvested stock and warrants	472	16	445	93
Weighted average common shares outstanding — diluted	29,054	27,957	28,878	27,887
Basic net income per share attributable to Sterling common stockholders	$0.70	$0.65	$1.08	$0.77
Diluted net income per share attributable to Sterling common stockholders	$0.69	$0.65	$1.06	$0.76

15.	SUPPLEMENTAL CASH FLOW INFORMATION
    Operating Assets and Liabilities—The following table summarizes the changes in the components of operating assets and liabilities:

	Six Months Ended June 30,
	2021	2020
Accounts receivable	$(34,105)	$(27,713)
Contracts in progress, net	26,008	22,964
Receivables from and equity in construction joint ventures	(1,358)	(3,200)
Other current and non-current assets	(8,448)	(306)
Accounts payable	38,308	(6,495)
Accrued compensation and other liabilities	3,936	10,453
Members' interest subject to mandatory redemption and undistributed earnings	3,703	4,748
Changes in operating assets and liabilities	$28,044	$451

16.	SEGMENT INFORMATION
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
The following table presents total revenue and income from operations by reportable segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Heavy Civil	$203,153	$220,448	$350,207	$376,063
Specialty Services	151,904	135,703	275,992	240,426
Residential	46,609	43,887	90,783	80,237
Total Revenues	$401,666	$400,038	$716,982	$696,726

Operating Income
Heavy Civil	$4,404	$3,896	$5,494	$274
Specialty Services	22,907	23,246	39,084	34,360
Residential	5,409	6,043	10,897	11,127
Subtotal	32,720	33,185	55,475	45,761
Acquisition related costs	—	(139)	—	(612)
Total Operating Income	$32,720	$33,046	$55,475	$45,149

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
Actual events, results and outcomes may differ materially from those anticipated, projected or assumed in the forward-looking statements due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•potential risks and uncertainties relating to the ongoing COVID-19 pandemic, including the duration of the COVID-19 pandemic (including new and emerging strains and variants), additional actions that may be taken by governmental authorities to contain the COVID-19 pandemic or to address its impact, including the distribution, effectiveness and acceptance of vaccines, and the potential ongoing or further negative impact of the COVID-19 pandemic on the global economy and financial markets;
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
The forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise, and notwithstanding any changes in our assumptions, changes in business plans, actual experience or other changes.

OVERVIEW

General—Sterling Construction Company, Inc. (“Sterling” or “the Company”), operates through a variety of subsidiaries within three segments specializing in Heavy Civil, Specialty Services and Residential projects in the United States (the “U.S.”), primarily across the southern U.S., the Rocky Mountain States, California and Hawaii, as well as other areas with strategic construction opportunities. Heavy Civil includes infrastructure and rehabilitation projects for highways, roads, bridges, airfields, ports, light rail, water, wastewater and storm drainage systems. Specialty Services projects include land development activities (including site excavation and drainage, drilling and blasting for excavation), foundations for multi-family homes, parking structures and other commercial concrete projects. Residential projects include concrete foundations for single-family homes. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life.
Impact of COVID-19—The Company continues to monitor closely the actual and expected impacts of the COVID-19 pandemic (including new and emerging strains and variants) on our business, financial condition and results of operations. Sterling’s business has been identified as a component of “Essential Critical Infrastructure” per the National Cybersecurity and Infrastructure Agency, and to date, we have not experienced significant shutdowns of project sites or operational interruptions. Consistent with governmental orders and public health guidelines, the Company has continued to operate across its footprint. While the Company has not incurred significant disruptions thus far from the COVID-19 pandemic, the pandemic may impact our business, condensed consolidated results of operations and financial condition in the future. However, the significance of the impact on our operations going forward is not yet certain and depends on numerous evolving factors as discussed in more detail in the Company’s annual report on the 2020 Form 10-K under “Part I, Item 1A. Risk Factors.”
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
Specialty Services—Sterling’s Specialty Services business is primarily driven by investments from end users and developers. Key end users, including Amazon, Facebook and Home Depot, have continued implementing publicly announced multi-year capital infrastructure campaigns. In our primary market in the southeastern United States, and specifically Georgia, the warehouse availability rate is at 6.5% and for ten consecutive quarters over 20 million square feet of new construction has commenced. The outlook for the multi-family market continues to decline, as developers face economic concerns due to the COVID-19 pandemic and the availability and affordability of starter single family homes continues to rise.

Residential—The continued revenue growth of the Company’s Residential business is directly related to the growth of new home starts in its key markets of Dallas-Fort Worth and Houston. The Company’s core customer base is primarily made up of leading national home builders as well as regional and custom home builders. The Company has continued its expansion of the residential business into the Houston market and surrounding areas. Additionally, over the last several quarters, the residential market has experienced significant price volatility and availability for key materials including concrete, lumber and steel, as well as increases in subcontractor labor cost. Generally, we pass these costs onto the Company’s customers, however, there is often a delay in the ability to recoup the full impact.
BACKLOG
At June 30, 2021, our backlog (“Backlog”) of construction projects, made up of our Heavy Civil and Specialty Services segments, was $1.57 billion, as compared to $1.18 billion at December 31, 2020. The contracts in Backlog are typically completed in 6 to 36 months. Contracts in which we are the apparent low bidder for projects (“Unsigned Low-bid Awards”) are excluded from Backlog until the contract is executed by our customer. Unsigned Low-bid Awards were $75.4 million at June 30, 2021 and $356.9 million at December 31, 2020. The combination of our Backlog and Unsigned Low-bid Awards, which we refer to as “Combined Backlog”, totaled $1.65 billion and $1.53 billion as of June 30, 2021 and December 31, 2020, respectively.

The Company’s margin in Backlog has increased from 12.0% at December 31, 2020 to 12.4% at June 30, 2021 and the Combined Backlog margin increased from 11.8% at December 31, 2020 to 12.2% at June 30, 2021, driven by a greater mix of Specialty Services awards.
RESULTS OF OPERATIONS
Consolidated Results
Summary—For the second quarter of 2021, the Company had operating income of $32.7 million, income before income taxes of $28.4 million, net income attributable to Sterling common stockholders of $20.1 million and net income per diluted share attributable to Sterling common stockholders of $0.69.
Consolidated financial highlights for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Revenues	$401,666	$400,038	$716,982	$696,726
Gross profit	56,247	59,599	101,279	94,844
General and administrative expenses	(15,829)	(18,451)	(32,928)	(36,055)
Intangible asset amortization	(2,866)	(2,866)	(5,732)	(5,703)
Acquisition related costs	—	(139)	—	(612)
Other operating expense, net	(4,832)	(5,097)	(7,144)	(7,325)
Operating income	32,720	33,046	55,475	45,149
Interest, net	(5,725)	(7,533)	(11,715)	(15,237)
Gain on extinguishment of debt, net	1,401	—	1,064	—
Income before income taxes and noncontrolling interests	28,396	25,513	44,824	29,912
Income tax expense	(8,179)	(7,248)	(12,939)	(8,432)
Less: Net income attributable to noncontrolling interests	(161)	(55)	(1,274)	(155)
Net income attributable to Sterling common stockholders	$20,056	$18,210	$30,611	$21,325

Gross margin	14.0%	14.9%	14.1%	13.6%

Revenues—Revenues were $401.7 million for the second quarter of 2021, an increase of $1.6 million or 0.4% compared with the second quarter of 2020. The increase in the second quarter of 2021 was driven by a $16.2 million increase in Specialty Services and a $2.7 million increase in Residential, partly offset by a $17.3 million decrease in Heavy Civil. Revenues were $717.0 million for the six months ended June 30, 2021, an increase of $20.3 million or 3% compared with the six months ended June 30, 2020. The increase in the six months ended June 30, 2021 was driven by a $35.6 million increase in Specialty Services and a $10.5 million increase in Residential, partly offset by a $25.8 million decrease in Heavy Civil.
Gross profit—Gross profit was $56.2 million for the second quarter of 2021, a decrease of $3.4 million or 6% compared to the second quarter of 2020. The Company’s gross margin as a percent of revenue decreased to 14.0% in the second quarter of 2021, as compared to 14.9% in the second quarter of 2020. The decrease in gross profit and margin as a percent of revenue was primarily driven by significant headwinds from weather, inflation and material supply issues in Specialty Services and Residential. In addition, Specialty Services and Residential had an exceptionally strong second quarter of 2020 due to a shift in productivity from the first quarter as a result of inclement weather. Gross profit was $101.3 million for the six months ended June 30, 2021, an increase of $6.4 million or 7% compared to the six months ended June 30, 2020. The Company’s gross margin as a percent of revenue increased to 14.1% in the six months ended June 30, 2021, as compared to 13.6% in the six months ended June 30, 2020. The increase in gross profit was primarily driven by higher volume from Specialty Services and the ramp up of construction on large design-build joint venture projects as we continue to reduce the lower margin low-bid heavy highway revenues for Heavy Civil. The increase in gross margin as a percent of revenue was primarily driven by the aforementioned large design-build joint venture projects for Heavy Civil.
Contracts in progress which were not substantially completed totaled approximately 216 and 210 at June 30, 2021 and 2020, respectively. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
General and administrative expenses—General and administrative expenses were $15.8 million for the second quarter of 2021, a decrease of $2.6 million compared to the second quarter of 2020 and general and administrative expenses were $32.9 million for the six months ended June 30, 2021 a decrease of $3.1 million compared to the six months ended June 30, 2020. The decreases were primarily due to lower stock compensation and other corporate related costs. Stock compensation expense was $2.0 million for the second quarter of 2021, a decrease of $1.9 million compared to the second quarter of 2020 and stock compensation expense was $3.9 million for the six months ended June 30, 2021, a decrease of $2.3 million compared to the six months ended June 30, 2020.
Interest expense—Interest expense was $5.7 million for the second quarter of 2021 compared to $7.6 million for the second quarter of 2020 and interest expense was $11.7 million for the six months ended June 30, 2021, compared to $15.4 million for the six months ended June 30, 2020. The decrease is due to the Company’s declining debt, as the Company has paid down $95 million of its Credit Facility balance since the second quarter of 2020. In addition to a declining debt balance, the Company expects pre-tax interest expense to decline by approximately $1.6 million per quarter for the balance of 2021 based on a 2% lower applicable interest rate provided under the amended Credit Agreement. See Note 8 - Debt for more information.
Income taxes—The effective income tax rate was approximately 29% for both the second quarter of 2021 and the six months ended June 30, 2021. The Company expects an effective income tax rate for the full year 2021 of 29.5% to 30%. Due to its net operating loss carryforwards, the Company expects no cash payments for federal income taxes for 2021 or 2020. See Note 12 - Income Taxes for more information.
Segment Results

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2021	% of Revenue	2020	% of Revenue	2021	% of Revenue	2020	% of Revenue
Revenues
Heavy Civil	$203,153	50%	$220,448	55%	$350,207	49%	$376,063	53%
Specialty Services	151,904	38%	135,703	34%	275,992	38%	240,426	35%
Residential	46,609	12%	43,887	11%	90,783	13%	80,237	12%
Total Revenues	$401,666		$400,038		$716,982		$696,726

Operating Income
Heavy Civil	$4,404	2.2%	$3,896	1.8%	$5,494	1.6%	$274	0.1%
Specialty Services	22,907	15.1%	23,246	17.1%	39,084	14.2%	34,360	14.3%
Residential	5,409	11.6%	6,043	13.8%	10,897	12.0%	11,127	13.9%
Subtotal	32,720	8.1%	33,185	8.3%	55,475	7.7%	45,761	6.6%
Acquisition related costs	—		(139)		—		(612)
Total Operating Income	$32,720	8.1%	$33,046	8.3%	$55,475	7.7%	$45,149	6.5%
Heavy Civil
Revenues—Revenues were $203.2 million for the second quarter of 2021, a decrease of $17.3 million or 7.8% compared to the second quarter of 2020, and revenues were $350.2 million for the six months ended June 30, 2021, a decrease of $25.9 million or 6.9% compared to the six months ended June 30, 2020. The decreases were primarily driven by lower heavy highway and water containment and treatment revenue. The decrease in heavy highway revenue was primarily due to inclement weather in Texas in the second quarter of 2021 and our continued progress reducing our low-bid heavy highway revenue. During the second quarter of 2021, our low-bid heavy highway revenue decreased by $43.3 million, which was partially offset by an increase of $30 million from heavy highway design build and other revenues compared to the second quarter of 2020. During the six months ended June 30, 2021, our low-bid heavy highway revenue decreased by $62.9 million, which was partially offset by an increase of $52.7 million from heavy highway design build and other revenues compared to the six months ended June 30, 2020.
Operating Income—Operating income was $4.4 million for the second quarter of 2021, an increase of $0.5 million, compared to the second quarter of 2020, and operating income was $5.5 million for the six months ended June 30, 2021, an increase of $5.2 million, compared to the six months ended June 30, 2020. The increases were the result of improved margin mix with the ramp up of construction on large design-build joint venture projects and the continuation of our planned revenue reduction from lower margin low-bid heavy highway work.
Specialty Services
Revenues—Revenues were $151.9 million for the second quarter of 2021, an increase of $16.2 million or 11.9% compared to the second quarter of 2020, and revenues were $276.0 million for the six months ended June 30, 2021, an increase of $35.6 million or 14.8% compared to the six months ended June 30, 2020. The increases were driven by higher volume from land development, partly offset by a decrease in commercial revenues.
Operating income—Operating income was $22.9 million for the second quarter of 2021, a decrease of $0.3 million, compared to the second quarter of 2020. The decrease was driven by the aforementioned headwinds and exceptionally strong second quarter of 2020, as well as lower project margin mix in the second quarter of 2021. Operating income was $39.1 million for the six months ended June 30, 2021, an increase of $4.7 million, compared to the six months ended June 30, 2020. The increase was driven by higher volume from land development in the first and second quarters of 2021, partly offset by the aforementioned second quarter impacts.
Residential
Revenues—Revenues were $46.6 million for the second quarter of 2021, an increase of $2.7 million or 6.2%, compared to the second quarter of 2020, and revenues were $90.8 million for the six months ended June 30, 2021, an increase of $10.5 million or 13.1%, compared to the second quarter of 2020. Despite inclement weather in Texas in the second quarter of 2021, the Company’s revenue increased due to a record number of slabs poured in the first and second quarters of 2021. We continue to see strong demand for new housing in our Texas footprint.
Operating income—Operating income was $5.4 million for the second quarter of 2021, a decrease of $0.6 million, compared to the second quarter of 2020 and operating income was $10.9 million for the six months ended June 30, 2021, a decrease of $0.2 million, compared to the six months ended June 30, 2020. The decreases were driven by higher material costs for concrete, lumber and steel, and the lack of consistent availability of these materials, as well as increased subcontractor labor costs, partly offset by the aforementioned higher volume increases. While the Company has been successful at increasing its prices to recoup the increases in material and labor cost, there continues to be a timing delay in obtaining price increases that correspond with the timing and volatility of the increases in cost. The Company has and will continue to work with Residential customers to recoup increases in material and labor cost.
LIQUIDITY AND SOURCES OF CAPITAL
Cash—Cash at June 30, 2021, was $93.6 million, and includes the following components:

(In thousands)	June 30, 2021	December 31, 2020
Generally Available	$31,365	$26,419
Consolidated 50% Owned Subsidiaries	45,091	30,354
Construction Joint Ventures	17,174	9,412
Total Cash	$93,630	$66,185
The following tables set forth information about our cash flows and liquidity:

	Six Months Ended June 30,
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$91,492	$52,327
Investing activities	(21,460)	(13,805)
Financing activities	(42,633)	(13,577)
Net change in cash, cash equivalents, and restricted cash	$27,399	$24,945
Operating Activities—During the six months ended June 30, 2021, net cash provided by operating activities was $91.5 million compared to net cash provided by operating activities of $52.3 million in the six months ended June 30, 2020. Cash flows provided by operating activities were driven by net income, adjusted for various non-cash items and changes in accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below, and other accrued liabilities.

Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in the components of Contract Capital during the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
(In thousands)	2021	2020
Contracts in progress, net	$26,008	$22,964
Accounts receivable	(34,105)	(27,713)
Receivables from and equity in construction joint ventures	(1,358)	(3,200)
Accounts payable	38,308	(6,495)
Change in Contract Capital, net	$28,853	$(14,444)
During the six months ended June 30, 2021, the change in Contract Capital increased liquidity by $28.9 million. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality, the timing of new awards, and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.

Investing Activities—During the six months ended June 30, 2021, net cash used in investing activities was $21.5 million, compared to net cash used of $13.8 million in the six months ended June 30, 2020. The use of cash was driven by purchases of capital equipment and buildings and improvements. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment, particularly within our Specialty Services segment.
Financing Activities—During the six months ended June 30, 2021, net cash used in financing activities was $42.6 million, compared to net cash used of $13.6 million in the prior year. The financing cash outflow was driven by $40.1 million of repayments on the Term Loan Facility and $2.0 million in distributions to noncontrolling interest owners.
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
Inflation—Inflation generally has not had a material impact on our financial results; however, from time to time and in recent times, supply chain issues have caused increases in oil, fuel, lumber, concrete and steel prices which have affected our cost of operations. Anticipated cost increases and reductions are considered in our bids to customers on proposed new construction projects.
JOINT VENTURES
We participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects. The joint venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Although our agreements with our joint venture partners provide that each party will assume and fund its share of any losses resulting from a project, if one of our partners was unable to pay its share, we would be fully liable for such share under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion that had been committed to in the joint venture agreement. See the 2020 Form 10-K under “Part I, Item 1A. Risk Factors.”
 At June 30, 2021, there was approximately $415.2 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $179.5 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of June 30, 2021, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.
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
We continue to utilize a swap arrangement to hedge against interest rate variability associated with $275 million of the $315 million outstanding under the Term Loan Facility. The Company has designated its interest rate swap agreement as a cash flow hedging derivative. To the extent the derivative instrument is effective and the documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) until the underlying hedged item is recognized in earnings. The total fair value of the contract was a net loss of approximately $4.7 million at June 30, 2021. For the $40 million remaining portion of the Term Loan Facility not associated with the interest rate swap hedge, at June 30, 2021 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $400 thousand per year.
Other
The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At June 30, 2021, the fair value of the term loan, based upon the current market rates for debt with similar credit risk and maturities, approximated its carrying value as interest is based on LIBOR plus an applicable margin.
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2021. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2021 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

10.1 (1)
Sterling Construction Company, Inc. Amended and Restated 2018 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Sterling Construction Company, Inc.’s Registration Statement on Form S-8, filed on May 5, 2021 (SEC File No. 1-31993)).

10.2 (1)
Second Amendment to Credit Agreement, dated June 28, 2021, by and among Sterling Construction Company, Inc., the subsidiaries of the Company party thereto as Guarantors, the Lenders party thereto and BMO Harris Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on June 30, 2021 (SEC File No. 1-31993)).

10.3 (2)	Form of Senior Executive Incentive Compensation Program - Program Description.
10.4 (2)	Form of SEICP Long-Term Incentive Award Agreement.
31.1 (2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2 (2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1 (3)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2 (3)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document—The instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
(1) Incorporated by reference to the filing indicated
(2) Filed herewith
(3) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSTRUCTION COMPANY, INC.

Date: August 3, 2021	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer and Duly Authorized Officer