Form 10-Q
period 2021-09-30
STERLING CONSTRUCTION CO INC
filed 2021-11-03
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of October 29, 2021 – 28,794,510

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$463,449	$383,458	$1,180,431	$1,080,184
Cost of revenues	(405,645)	(333,542)	(1,021,348)	(935,424)
Gross profit	57,804	49,916	159,083	144,760
General and administrative expense	(19,637)	(15,154)	(52,565)	(51,209)
Intangible asset amortization	(2,866)	(2,866)	(8,598)	(8,569)
Acquisition related costs	—	(401)	—	(1,013)
Other operating expense, net	(3,270)	(2,664)	(10,414)	(9,989)
Operating income	32,031	28,831	87,506	73,980
Interest income	13	23	39	146
Interest expense	(3,919)	(7,177)	(15,660)	(22,537)
Gain on extinguishment of debt, net	968	—	2,032	—
Income before income taxes	29,093	21,677	73,917	51,589
Income tax expense	(7,336)	(6,280)	(20,275)	(14,712)
Net income	21,757	15,397	53,642	36,877
Less: Net income attributable to noncontrolling interests	(631)	(240)	(1,905)	(395)
Net income attributable to Sterling common stockholders	$21,126	$15,157	$51,737	$36,482

Net income per share attributable to Sterling common stockholders:
Basic	$0.74	$0.54	$1.81	$1.31
Diluted	$0.72	$0.54	$1.79	$1.30

Weighted average common shares outstanding:
Basic	28,710	28,003	28,527	27,832
Diluted	29,213	28,233	28,927	27,986

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$21,757	$15,397	$53,642	$36,877
Other comprehensive income, net of tax
Change in interest rate swap, net of tax (Note 9)	718	1,010	2,341	(6,104)
Total comprehensive income	22,475	16,407	55,983	30,773
Less: Comprehensive income attributable to noncontrolling interests	(631)	(240)	(1,905)	(395)
Comprehensive income attributable to Sterling common stockholders	$21,844	$16,167	$54,078	$30,378

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents ($36,809 and $26,122 related to variable interest entities (“VIEs”))	$117,702	$66,185
Accounts receivable ($29,761 and $25,789 related to VIEs)	218,683	177,424
Contract assets ($11,655 and $8,370 related to VIEs)	85,498	84,975
Receivables from and equity in construction joint ventures ($7,024 and $9,708 related to VIEs)	21,656	16,653
Other current assets ($3,569 and $1,493 related to VIEs)	22,483	16,306
Total current assets	466,022	361,543
Property and equipment, net ($9,943 and $6,010 related to VIEs)	148,444	126,668
Operating lease right-of-use assets, net ($5,133 and $4,213 related to VIEs)	17,470	16,515
Goodwill ($1,501 and $1,501 related to VIEs)	192,014	192,014
Other intangibles, net	236,289	244,887
Deferred tax asset, net	—	7,817
Other non-current assets, net	4,078	3,250
Total assets	$1,064,317	$952,694

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($30,264 and $19,505 related to VIEs)	$142,740	$95,201
Contract liabilities ($23,410 and $17,678 related to VIEs)	141,236	114,019
Current maturities of long-term debt ($4,857 and $6,793 related to VIEs)	21,239	77,434
Current portion of long-term lease obligations ($2,253 and $1,801 related to VIEs)	8,314	7,588
Income taxes payable	306	—
Accrued compensation ($4,235 and $2,141 related to VIEs)	34,801	18,013
Other current liabilities ($1,351 and $1,374 related to VIEs)	9,088	9,629
Total current liabilities	357,724	321,884
Long-term debt ($69 and $53 related to VIEs)	299,923	291,249
Long-term lease obligations ($2,880 and $2,412 related to VIEs)	9,306	8,958
Members’ interest subject to mandatory redemption and undistributed earnings	54,766	51,290
Deferred tax liability, net	10,287	—
Other long-term liabilities ($722 and $722 related to VIEs)	9,218	10,584
Total liabilities	741,224	683,965
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.01 per share; 38,000 shares authorized, 28,782 and 28,279 shares issued, 28,782 and 28,184 shares outstanding	288	283
Additional paid in capital	255,313	256,423
Treasury stock, at cost: 0 and 95 shares	—	(1,445)
Retained earnings	69,010	17,273
Accumulated other comprehensive loss	(2,923)	(5,264)
Total Sterling stockholders’ equity	321,688	267,270
Noncontrolling interests	1,405	1,459
Total stockholders’ equity	323,093	268,729
Total liabilities and stockholders’ equity	$1,064,317	$952,694
 The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$53,642	$36,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,336	24,639
Amortization of debt issuance costs and non-cash interest	1,756	2,489
Gain on disposal of property and equipment	(1,176)	(1,042)
Gain on debt extinguishment, net	(2,032)	—
Deferred taxes	17,413	10,946
Stock-based compensation expense	5,690	7,961
Change in fair value of interest rate swap	(41)	251
Changes in operating assets and liabilities (Note 15)	35,154	10,134
Net cash provided by operating activities	135,742	92,255
Cash flows from investing activities:
Capital expenditures	(39,315)	(22,088)
Proceeds from sale of property and equipment	2,093	1,557
Net cash used in investing activities	(37,222)	(20,531)
Cash flows from financing activities:
Repayments of debt	(44,184)	(52,695)
Distributions to noncontrolling interest owners	(1,959)	—
Other	(603)	9,137
Net cash used in financing activities	(46,746)	(43,558)
Net change in cash, cash equivalents, and restricted cash	51,774	28,166
Cash, cash equivalents, and restricted cash at beginning of period	72,642	50,562
Cash, cash equivalents, and restricted cash at end of period	124,416	78,728
Less: restricted cash (Other current assets)	(6,714)	(6,135)
Cash and cash equivalents at end of period	$117,702	$72,593
Supplemental disclosures of cash flow information:
Non-cash items:
Capital expenditures	$116	$—
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	28,184	$283	$256,423	95	$(1,445)	$17,273	$(5,264)	$267,270	$1,459	$268,729
Net income	—	—	—	—	—	10,555	—	10,555	1,113	11,668
Change in interest rate swap	—	—	—	—	—	—	895	895	—	895
Stock-based compensation	—	—	1,835	—	—	—	—	1,835	—	1,835
Distributions to owners	—	—	—	—	—	—	—	—	(1,959)	(1,959)
Issuance of stock	668	5	(1,602)	(111)	1,741	—	—	144	—	144
Shares withheld for taxes	(246)	(2)	(5,321)	16	(296)	—	—	(5,619)	—	(5,619)
Balance at March 31, 2021	28,606	$286	$251,335	—	$—	$27,828	$(4,369)	$275,080	$613	$275,693
Net income	—	—	—	—	—	20,056	—	20,056	161	20,217
Change in interest rate swap	—	—	—	—	—	—	728	728	—	728
Stock-based compensation	—	—	2,015	—	—	—	—	2,015	—	2,015
Issuance of stock	32	—	120	—	—	—	—	120	—	120
Other	—	—	(3)	—	—	—	—	(3)	—	(3)
Balance at June 30, 2021	28,638	$286	$253,467	—	$—	$47,884	$(3,641)	$297,996	$774	$298,770
Net income	—	—	—	—	—	21,126	—	21,126	631	21,757
Change in interest rate swap	—	—	—	—	—	—	718	718	—	718
Stock-based compensation	—	—	1,840	—	—	—	—	1,840	—	1,840
Issuance of stock	148	2	105	—	—	—	—	107	—	107
Shares withheld for taxes	(4)	—	(99)	—	—	—	—	(99)	—	(99)
Balance at September 30, 2021	28,782	$288	$255,313	—	$—	$69,010	$(2,923)	$321,688	$1,405	$323,093

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	27,772	$283	$251,019	518	$(6,142)	$(25,033)	$(209)	$219,918	$1,293	$221,211
Net income	—	—	—	—	—	3,115	—	3,115	100	3,215
Change in interest rate swap	—	—	—	—	—	—	(7,061)	(7,061)	—	(7,061)
Stock-based compensation	—	—	2,234	—	—	—	—	2,234	—	2,234
Issuance of stock	248	—	(2,460)	(248)	2,563	—	—	103	—	103
Shares withheld for taxes	(54)	—	(104)	46	(668)	—	—	(772)	—	(772)
Balance at March 31, 2020	27,966	$283	$250,689	316	$(4,247)	$(21,918)	$(7,270)	$217,537	$1,393	$218,930
Net income	—	—	—	—	—	18,210	—	18,210	55	18,265
Change in interest rate swap	—	—	—	—	—	—	(53)	(53)	—	(53)
Stock-based compensation	—	—	3,962	—	—	—	—	3,962	—	3,962
Issuance of stock	73	—	(740)	(73)	844	—	—	104	—	104
Shares withheld for taxes	(5)	—	(18)	3	(32)	—	—	(50)	—	(50)
Other	—	—	(73)	—	—	—	—	(73)	—	(73)
Balance at June 30, 2020	28,034	$283	$253,820	246	$(3,435)	$(3,708)	$(7,323)	$239,637	$1,448	$241,085
Net income	—	—	—	—	—	15,157	—	15,157	240	15,397
Change in interest rate swap	—	—	—	—	—	—	1,010	1,010	—	1,010
Stock-based compensation	—	—	1,765	—	—	—	—	1,765	—	1,765
Issuance of stock	66	—	(714)	(66)	917	—	—	203	—	203
Shares withheld for taxes	(14)	—	—	14	(133)	—	—	(133)	—	(133)
Other	—	—	(11)	—	—	—	—	(11)	—	(11)
Balance at September 30, 2020	28,086	$283	$254,860	194	$(2,651)	$11,449	$(6,313)	$257,628	$1,688	$259,316
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
($ and share values in thousands, except per share data)
(Unaudited)

1.	NATURE OF OPERATIONS
Business Summary
Sterling Construction Company, Inc. (“Sterling,” “the Company,” “we,” “our” or “us”), a Delaware corporation, operates through a variety of subsidiaries within three segments specializing in Heavy Civil, Specialty Services and Residential projects in the United States (the “U.S.”), primarily across the southern U.S., the Rocky Mountain States, California and Hawaii, as well as other areas with strategic construction opportunities. Heavy Civil includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, light rail, water, wastewater and storm drainage systems. Specialty Services projects include site development activities, foundations for multi-family homes, parking structures and other commercial concrete projects. Residential projects include concrete foundations for single-family homes.

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
Accounts Receivable—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Receivables are written off based on the individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At September 30, 2021 and December 31, 2020, our allowance for our estimate of expected credit losses was zero.
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

Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. At September 30, 2021 and December 31, 2020, contract assets included $42,790 and $44,412 of retainage, respectively, and contract liabilities included $41,925 and $33,856 of retainage, respectively. Retainage on active contracts is classified as current regardless of the term of the contract and is generally collected within one year of the completion of a contract. We anticipate collecting approximately 66% of our September 30, 2021 retainage during the next twelve months. These assets and liabilities are reported on the Condensed Consolidated Balance Sheet within “Contract assets” and “Contract liabilities” on a contract-by-contract basis at the end of each reporting period.
Revenue recognized for the three and nine months ended September 30, 2021 that was included in the contract liability balance on December 31, 2020 was $111,887 and $409,257, respectively. Revenue recognized for the three and nine months ended September 30, 2020 that was included in the contract liability balance on December 31, 2019 was $106,072 and $384,569, respectively.
Cash and Restricted Cash—Our cash is comprised of highly liquid investments with maturities of three months or less. Restricted cash of $6,714 and $6,457 is included in “Other current assets” on the Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, respectively. This primarily represents cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements.

3.	REVENUE FROM CUSTOMERS
Backlog—The following table presents the Company’s backlog, by segment:

	September 30, 2021	December 31, 2020
Heavy Civil Backlog	$1,019,904	$898,183
Specialty Services Backlog	391,443	277,205
Total Heavy Civil and Specialty Services Backlog	$1,411,347	$1,175,388
The Company expects to recognize approximately 64% of its backlog as revenue during the next twelve months, and the balance thereafter.
Revenue Disaggregation—The following tables present the Company’s revenue disaggregated by major end market and contract type:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues by major end market	2021	2020	2021	2020
Heavy Highway	$188,746	$148,239	$427,451	$397,139
Aviation	35,840	20,473	99,816	83,797
Water Containment and Treatment	11,463	17,751	41,890	56,089
Other	13,849	14,615	30,948	40,116
Heavy Civil Revenues	249,898	201,078	600,105	577,141
Site Development	121,286	114,961	341,601	296,845
Commercial	26,970	25,010	82,647	83,552
Specialty Services Revenues	148,256	139,971	424,248	380,397
Residential Revenues	65,295	42,409	156,078	122,646
Total Revenues	$463,449	$383,458	$1,180,431	$1,080,184

Revenues by contract type
Fixed-Unit Price	$267,093	$187,692	$670,526	$631,639
Lump Sum	129,742	148,463	348,313	301,025
Residential and Other	66,614	47,303	161,592	147,520
Total Revenues	$463,449	$383,458	$1,180,431	$1,080,184

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
Variable Consideration
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to the Company’s customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken. Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $13,900 and $7,142, at September 30, 2021 and December 31, 2020, respectively, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes such profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in contract estimates resulted in a net decrease of $354 and a net increase of $11,678 for the three and nine months ended September 30, 2021, respectively, and net increases of approximately $2,725 and $5,017 for the three and nine months ended September 30, 2020, respectively, included in “Operating income” on the Condensed Consolidated Statements of Operations.

4.	CONSOLIDATED 50% OWNED SUBSIDIARIES
The Company has 50% ownership interests in two subsidiaries (“Myers” and “RHB”) that it fully consolidates as a result of its exercise of control over the entities. The earnings attributable to the 50% portions the Company does not own were approximately $3,300 and $9,900 for the three and nine months ended September 30, 2021, respectively, and $2,600 and $8,900 for the three and nine months ended September 30, 2020, respectively, and are eliminated within “Other operating expense, net” in the Condensed Consolidated Statements of Operations. Any undistributed earnings for partners are included in “Members’ interest subject to mandatory redemption and undistributed earnings” within the Condensed Consolidated Balance Sheets and are mandatorily payable at the time of the noncontrolling owners’ death or permanent disability.
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
The liability consists of the following:

	September 30, 2021	December 31, 2020
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	14,766	11,290
Total liability	$54,766	$51,290
The Company must determine whether any of its entities, including these two 50% owned subsidiaries, in which it participates, is a VIE. The Company determined that Myers is a VIE and that the Company is the primary beneficiary because, pursuant to the terms of the Myers Operating Agreement, the Company is exposed to the majority of potential losses of the partnership.
Summary financial information for Myers is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$50,338	$57,566	$121,432	$156,292
Operating income	$808	$1,889	$2,273	$3,093
Net income	$1,379	$932	$2,096	$1,537

5.	CONSTRUCTION JOINT VENTURES
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$19,846	$4,266	$37,412	$11,734
Operating income	$1,290	$290	$4,430	$961
Net income	$1,292	$292	$4,435	$967
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

	September 30, 2021	December 31, 2020
Current assets	$156,479	$143,608
Current liabilities	$(103,754)	$(141,295)
Sterling’s receivables from and equity in construction joint ventures	$21,656	$16,653

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$69,116	$58,541	$181,022	$128,853
Income before tax	$9,311	$7,814	$22,726	$14,487
Sterling’s noncontrolling interest:
Revenues	$30,326	$26,195	$79,264	$58,653
Income before tax	$4,149	$3,541	$9,959	$6,559
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

6.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	September 30, 2021	December 31, 2020
Construction and transportation equipment	$256,444	$231,799
Buildings and improvements	23,110	21,025
Land	3,891	3,891
Office equipment	3,147	3,012
Total property and equipment	286,592	259,727
Less accumulated depreciation	(138,148)	(133,059)
Total property and equipment, net	$148,444	$126,668
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $5,763 and $16,738 for the three and nine months ended September 30, 2021, respectively, and $5,232 and $16,070 for the three and nine months ended September 30, 2020, respectively.

7.	OTHER INTANGIBLE ASSETS
The following table presents our acquired finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		September 30, 2021		December 31, 2020
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	25	$232,623	$(23,469)	$232,623	$(16,360)
Trade name	23	30,107	(4,346)	30,107	(3,209)
Non-compete agreements	5	2,487	(1,113)	2,487	(761)
Total	24	$265,217	$(28,928)	$265,217	$(20,330)
    The Company’s intangible amortization expense was $2,866 and $8,598 for the three and nine months ended September 30, 2021, respectively, and $2,866 and $8,569 for the three and nine months ended September 30, 2020, respectively.

8.	DEBT
The Company’s outstanding debt was as follows:

	September 30, 2021	December 31, 2020
Term Loan Facility	$310,944	$355,000
Revolving Credit Facility	—	—
Credit Facility	310,944	355,000
Other debt	15,342	20,397
Total debt	326,286	375,397
Less - Current maturities of long-term debt	(21,239)	(77,434)
Less - Unamortized debt issuance costs	(5,124)	(6,714)
Total long-term debt	$299,923	$291,249

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
The Term Loan Facility bears interest at either the base rate plus a margin, or at a one-, two-, three-, six- or, if available, twelve-month LIBOR rate plus a margin, at the Company’s election. At September 30, 2021, the Company calculated interest using a one-month LIBOR rate and an applicable margin of 0.084% and 2.50% per annum, respectively. We continue to utilize an interest rate swap to hedge against $275,000 of the outstanding Term Loan Facility, which resulted in a weighted average interest rate of approximately 5.15% per annum during the nine months ended September 30, 2021. Scheduled principal payments on the Term Loan Facility are made quarterly and total $24,700, $16,200, $22,300 and $18,300 for each of the years ending 2021, 2022, 2023 and 2024, respectively. The Company is required to make mandatory prepayments on the Credit Facility with proceeds received from issuances of debt, events of loss and certain dispositions. The Company also is required to prepay the Credit Facility with its excess cash flow within 5 days after receipt of its annual audited financial statements. For the nine months ended September 30, 2021, the Company made scheduled term loan payments of $20,612, an excess cash flow payment of $18,000 and an optional prepayment of $5,444. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on October 2, 2024.
The Revolving Credit Facility bears interest at the same rate options as the Term Loan Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. At September 30, 2021, we had no outstanding borrowings under the $75,000 Revolving Credit Facility.
Debt Issuance Costs—The costs associated with the Term Loan Facility and Revolving Credit Facility are reflected on the Condensed Consolidated Balance Sheets as a direct reduction from the related debt liability and amortized over the terms of the respective facilities. Amortization of debt issuance costs was $492 and $1,756 for the three and nine months ended September 30, 2021, respectively, and $727 and $2,219 for the three and nine months ended September 30, 2020, respectively, and was recorded as interest expense. Additionally, due to early payments of $18,000 and $5,444 on the Term Loan Facility in the first and second quarters of 2021, respectively, we recorded losses on debt extinguishment of $0 and $431 for the three and nine months ended September 30, 2021, respectively, related to debt issuance costs.
Other Debt—During the second quarter of 2020, the Company’s two 50% owned subsidiaries received three short-term Paycheck Protection Program loans (the “PPP Loans”) totaling approximately $9,800. During the third quarter of 2021, the Small Business Administration (“SBA”) forgave one of the PPP Loans of approximately $2,000, of which the Company recorded a gain on debt extinguishment of $968 for its 50% portion of the gain. For the nine months ended September 30, 2021, the SBA forgave two of the PPP Loans totaling approximately $5,000, of which the Company recorded a gain on debt extinguishment of $2,463 for its 50% portion of the gain. The remaining PPP Loan is classified as short-term debt under “Current Liabilities” on the Consolidated Balance Sheets at September 30, 2021, as we expect to receive a forgiveness determination by the SBA within the next six months.
Compliance and Other—The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict the ability of us and our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain certain financial covenants. As of September 30, 2021, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Condensed Consolidated Balance Sheets. At September 30, 2021 and December 31, 2020, the carrying values of our debt outstanding approximated the fair values.

9.	FINANCIAL INSTRUMENTS
    Interest Rate Derivative—We continue to utilize a swap arrangement to hedge against interest rate variability associated with $275,000 of the $310,944 outstanding under the Term Loan Facility. The Company has designated its interest rate swap agreement as a cash flow hedging derivative. To the extent the derivative instrument is effective and the documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) (“OCI”) until the underlying hedged item is recognized in earnings. At September 30, 2021, the fair value of the swap recorded in accumulated other comprehensive income (loss) (“AOCI”) was a net loss of $3,790.
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
•Level 3—Fair value is based on internally developed models that use, as their basis, significant unobservable market parameters. The Company did not have any level 3 classifications at September 30, 2021 or December 31, 2020.
    The following table presents the fair value of the interest rate derivative by valuation hierarchy and balance sheet classification:

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other current liabilities	$—	$(3,529)	$—	$(3,529)	$—	$(4,427)	$—	$(4,427)
Other non-current liabilities	—	(455)	—	(455)	—	(2,629)	—	(2,629)
Total liabilities at fair value	$—	$(3,984)	$—	$(3,984)	$—	$(7,056)	$—	$(7,056)
    OCI—The following table presents the total value recognized in OCI and reclassified from AOCI into earnings during the three and nine months ended September 30, 2021 and 2020 for derivatives designated as cash flow hedges:

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Net gain (loss) recognized in OCI	$(111)	$25	$(86)	$(67)	$15	$(52)
Net amount reclassified from AOCI into earnings(1)	1,041	(237)	804	3,099	(706)	2,393
Change in other comprehensive income	$930	$(212)	$718	$3,032	$(691)	$2,341

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Net gain (loss) recognized in OCI	$50	$(11)	$39	$(10,155)	$2,285	$(7,870)
Net amount reclassified from AOCI into earnings	1,253	(282)	971	2,279	(513)	1,766
Change in other comprehensive income	$1,303	$(293)	$1,010	$(7,876)	$1,772	$(6,104)
(1) Net unrealized losses totaling $3,335 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.

10.	LEASE OBLIGATIONS
    The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of one month to seven years, some of which include options to extend the leases for up to ten years.

    The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$1,672	$2,187	$4,694	$6,421
Short-term lease cost	$3,813	$3,311	$8,848	$10,337
Finance lease cost:
Amortization of right-of-use assets	$46	$49	$151	$154
Interest on lease liabilities	5	7	16	22
Total finance lease cost	$51	$56	$167	$176
    Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,627	$6,281
Operating cash flows from finance leases	$16	$22
Financing cash flows from finance leases	$151	$154

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$6,221	$7,679
Finance leases	$—	$—
    Supplemental balance sheet information related to leases is as follows:

	September 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$17,470	$16,515

Current portion of long-term lease obligations	$8,314	$7,588
Long-term lease obligations	9,306	8,958
Total operating lease liabilities	$17,620	$16,546
Finance Leases
Property and equipment, at cost	$1,479	$1,479
Accumulated depreciation	(857)	(702)
Property and equipment, net	$622	$777

Current maturities of long-term debt	$157	$188
Long-term debt	260	372
Total finance lease liabilities	$417	$560
Weighted Average Remaining Lease Term
Operating leases	3.4	3.2
Finance leases	2.7	3.2
Weighted Average Discount Rate
Operating leases	5.4%	5.7%
Finance leases	4.2%	4.2%

    Maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2021 (excluding the nine months ended September 30, 2021)	$1,742	$49
2022	7,377	161
2023	4,773	155
2024	2,558	77
2025	1,293	—
2026	1,005	—
Thereafter	629	—
Total lease payments	$19,377	$442
Less imputed interest	(1,757)	(25)
Total	$17,620	$417

11.	COMMITMENTS AND CONTINGENCIES
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
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Current tax expense	$1,216	$1,557	$2,862	$3,766
Deferred tax expense	6,120	4,723	17,413	10,946
Income tax expense	$7,336	$6,280	$20,275	$14,712

Cash paid for income taxes	$485	$2,900	$2,167	$2,944
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
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) and an employee stock purchase plan (the “ESPP”) that are administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”). Changes in common stock, additional paid in capital and treasury stock during the nine months ended September 30, 2021 primarily relate to activity associated with the Stock Incentive Plan, the ESPP and shares withheld for taxes.
Share Grants—During the nine months ended September 30, 2021, the Company granted the following awards under the Stock Incentive Plan:

	Shares	Weighted Average Grant-Date Fair Value per Share
RSAs	29	$23.19
RSUs	108	$20.55
PSUs (at target)	139	$20.54
Total shares granted	276
Share Issuances—During the nine months ended September 30, 2021, the Company issued the following shares under the Stock Incentive Plan and the ESPP:

Shares
RSAs (issued upon grant)	29
RSUs (issued upon vesting)	55
PSUs (issued upon vesting)	621
ESPP (issued upon sale)	18
Total shares issued	723
Stock-Based Compensation Expense—During the three and nine months ended September 30, 2021, the Company recognized $1,840 and $5,690, respectively, of stock-based compensation expense, and during the three and nine months ended September 30, 2020, the Company recognized $1,765 and $7,961 of stock-based compensation expense, respectively, primarily within general and administrative expenses. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures. Included within total stock-based compensation expense for the three and nine months ended September 30, 2021 is $19 and $66, respectively, of expense related to the ESPP, and during the three and nine months ended September 30, 2020, the Company recognized $18 and $54, respectively, of expense related to the ESPP.
Shares Withheld for Taxes—The Company withheld 4 and 250 shares for taxes on RSU/PSU stock-based compensation vestings for $99 and $5,718 during the three and nine months ended September 30, 2021, respectively.
AOCI—During the three and nine months ended September 30, 2021, changes in AOCI were a result of net gains (losses) recognized in OCI and amounts reclassified from AOCI into earnings related to our interest rate derivative. See Note 9 - Financial Instruments for further discussion.
Warrants—During the three and nine months ended September 30, 2021, certain holders of warrants elected the cashless exercise option and the Company issued 125 common shares on the exercise of 230 warrants with a market value of $2,812.

14.	EARNINGS PER SHARE
The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to Sterling common stockholders	$21,126	$15,157	$51,737	$36,482
Denominator:
Weighted average common shares outstanding — basic	28,710	28,003	28,527	27,832
Shares for dilutive unvested stock and warrants	503	230	400	154
Weighted average common shares outstanding — diluted	29,213	28,233	28,927	27,986
Basic net income per share attributable to Sterling common stockholders	$0.74	$0.54	$1.81	$1.31
Diluted net income per share attributable to Sterling common stockholders	$0.72	$0.54	$1.79	$1.30

15.	SUPPLEMENTAL CASH FLOW INFORMATION
    Operating Assets and Liabilities—The following table summarizes the changes in the components of operating assets and liabilities:

	Nine Months Ended September 30,
	2021	2020
Accounts receivable	$(41,259)	$(24,153)
Contracts in progress, net	26,694	30,278
Receivables from and equity in construction joint ventures	(5,003)	(4,606)
Other current and non-current assets	(6,630)	(1,314)
Accounts payable	47,423	(10,257)
Accrued compensation and other liabilities	12,916	18,391
Members' interest subject to mandatory redemption and undistributed earnings	1,013	1,795
Changes in operating assets and liabilities	$35,154	$10,134

16.	SEGMENT INFORMATION
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
The following table presents total revenue and income from operations by reportable segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Heavy Civil	$249,898	$201,078	$600,105	$577,141
Specialty Services	148,256	139,971	424,248	380,397
Residential	65,295	42,409	156,078	122,646
Total Revenues	$463,449	$383,458	$1,180,431	$1,080,184

Operating Income
Heavy Civil	$7,174	$2,405	$12,668	$2,679
Specialty Services	17,932	21,474	57,016	55,834
Residential	6,925	5,353	17,822	16,480
Subtotal	32,031	29,232	87,506	74,993
Acquisition related costs	—	(401)	—	(1,013)
Total Operating Income	$32,031	$28,831	$87,506	$73,980

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
Actual events, results and outcomes may differ materially from those anticipated, projected or assumed in the forward-looking statements due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•potential risks and uncertainties relating to the ongoing COVID-19 pandemic, including the duration of the COVID-19 pandemic (including new and emerging strains and variants), additional actions that may be taken by governmental authorities to contain the COVID-19 pandemic or to address its impact, including the distribution, effectiveness and acceptance of vaccines, and the imposition of any proposed vaccine mandates or testing requirements, and the potential ongoing or further negative impact of the COVID-19 pandemic on the U.S. economy;
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
•changes in general economic conditions, including reductions in federal, state and local government funding for infrastructure services, changes in those governments’ budgets, practices, laws and regulations and adverse economic conditions in our geographic markets, such as those caused by the ongoing COVID-19 pandemic;
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

OVERVIEW

General—Sterling Construction Company, Inc. (“Sterling” or “the Company”), operates through a variety of subsidiaries within three segments specializing in Heavy Civil, Specialty Services and Residential projects in the United States (the “U.S.”), primarily across the southern U.S., the Rocky Mountain States, California and Hawaii, as well as other areas with strategic construction opportunities. Heavy Civil includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, light rail, water, wastewater and storm drainage systems. Specialty Services projects include site development activities, foundations for multi-family homes, parking structures and other commercial concrete projects. Residential projects include concrete foundations for single-family homes. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people, our investors, our customers and our communities – that is The Sterling Way. This is why we use recycled materials, reclaim water and stockpile the aggregate from our projects. Moreover, from water delivery systems and transportation systems to community service initiatives, like facilitating the construction of homes for disabled veterans, Sterling always puts people first.

Impact of COVID-19—The Company continues to monitor closely the actual and expected impacts of the COVID-19 pandemic on our business, financial condition and results of operations. Sterling’s business has been identified as a component of “Essential Critical Infrastructure” per the National Cybersecurity and Infrastructure Agency, and to date, we have not experienced significant shutdowns of project sites or operational interruptions. Consistent with governmental orders and public health guidelines, the Company has continued to operate across its footprint. While the Company has not incurred significant disruptions thus far from the COVID-19 pandemic, the pandemic may impact our business, condensed consolidated results of operations and financial condition in the future. On September 9, 2021, President Biden directed the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to craft regulations that would require all employers with at least 100 employees to require all employees to either be vaccinated or undergo weekly COVID-19 testing. On October 12, 2021, OSHA delivered to the White House’s Office of Information and Regulatory Affairs for review an emergency regulation to carry out this directive, which review was completed on November 1, 2021. Following this review, OSHA is expected to publish the emergency regulation, which would take effect immediately upon such publication. Complying with either a vaccine mandate or weekly testing requirements may be costly and it may be difficult to obtain test results on a weekly basis should the new regulation go into effect. Furthermore, it is possible that some employees may choose to leave employment over a vaccine or testing requirement, resulting in a potential labor shortage. The significance of the impact on our operations going forward is not yet certain and depends on numerous evolving factors as discussed in more detail in this quarterly report on Form 10-Q under “Part II, Item 1A. Risk Factors.”
MARKET OUTLOOK AND TRENDS
Heavy Civil—Sterling’s Heavy Civil business is primarily driven by federal, state and municipal funding. Federal funds, on average, provide 50% of annual State Department of Transportation capital outlays for highway and bridge projects. Several of the states in Sterling’s key markets have instituted actions to further increase annual spending. In October 2018, the Federal Aviation Administration reauthorized $3.35 billion annually through 2023. This reauthorization also includes more than $1 billion a year for airport infrastructure grants and about $1.7 billion for disaster relief. In November 2020, various state and local transportation measures were passed securing, and in some cases increasing, funding of major initiatives in Texas ($7.5 billion) and California ($520 million). In addition to the state locally funded actions, the $305 billion 2015 federally funded Fixing America’s Surface Transportation (“FAST”) Act increased the annual federal highway investment by 15.1% over a five-year period from 2016 to 2020. In September 2020, Congress passed a one-year extension of the FAST Act which added an additional $13.6 billion to the Highway Trust Fund. On September 30, 2021, the one-year extension of the FAST Act expired and a 30-day short-term extension was granted to extend the expiration to October 31, 2021. This extension also serves as a new target for the House to pass the Infrastructure Investments and Jobs Act (“IIJA”) that provides a new five-year reauthorization of highway and public transportation programs with historic investment increases of $284 billion for all modes of transportation. With the passing of the IIJA, additional funding is reserved for transportation infrastructure with $110 billion reserved for roads and bridges, $66 billion for rail and $25 billion for airports. Multiple infrastructure proposals are currently underway in both the federal House and the Senate. If passed, these bills could add additional multi-year funding for highways, rail and airports starting in late 2021 or early 2022.

Specialty Services—Sterling’s Specialty Services business is primarily driven by investments from end users and developers. Key end users, including Amazon, Facebook and Home Depot, have continued implementing publicly announced multi-year capital infrastructure campaigns. In our primary market in the southeastern United States, and specifically Georgia, the warehouse availability rate is at 4.6% and for eleven consecutive quarters over 20 million square feet of new construction has commenced. The outlook for the multi-family market continues to decline, as developers face economic concerns due to the COVID-19 pandemic and the availability and affordability of starter single family homes continues to rise.

Residential—The continued revenue growth of the Company’s Residential business is directly related to the growth of new home starts in its key market of Dallas-Fort Worth and continued expansion into the Houston and Phoenix markets. The Company’s core customer base is primarily made up of leading national home builders as well as regional and custom home builders. Over the last several quarters, the residential market has experienced significant price volatility and availability for key materials including concrete, steel and lumber, as well as increases in subcontractor labor cost. While the Company has worked with customers to pass on the increases in material and labor cost, the Company may not be successful in recouping these additional costs in the future.
BACKLOG
Our backlog (“Backlog”) of construction projects, made up of our Heavy Civil and Specialty Services segments, is the remaining amount of contracts that we expect to recognize as revenue in future periods. The contracts in Backlog are typically completed in 6 to 36 months. Our unsigned low-bid awards (“Unsigned Low-bid Awards”) are excluded from Backlog until the contract is executed by our customer. We refer to the combination of our Backlog and Unsigned Low-bid Awards as “Combined Backlog”. Our book-to-burn ratio, a non-GAAP measure, is determined by taking our additions to Backlog and dividing it by revenue for the applicable period. This metric allows management to monitor the Company’s business development efforts to ensure we grow our Backlog and our business over time, and management believes that this measure is useful to investors for the same reason.
At September 30, 2021, our Backlog was $1.41 billion, as compared to $1.18 billion at December 31, 2020, with a book-to-burn ratio of 1.2X for the nine months ended September 30, 2021. Unsigned Low-bid Awards were $115.0 million at September 30, 2021 and $356.9 million at December 31, 2020. Combined Backlog totaled $1.53 billion at both September 30, 2021 and December 31, 2020, with a book-to-burn ratio of 1.0X for the nine months ended September 30, 2021.
The Company’s margin in Backlog has increased from 12.0% at December 31, 2020 to 12.3% at September 30, 2021 and the Combined Backlog margin increased from 11.8% at December 31, 2020 to 12.1% at September 30, 2021, driven by a greater mix of Specialty Services awards.
RESULTS OF OPERATIONS
Consolidated Results
Summary—For the third quarter of 2021, the Company had operating income of $32.0 million, income before income taxes of $29.1 million, net income attributable to Sterling common stockholders of $21.1 million and net income per diluted share attributable to Sterling common stockholders of $0.72.
Consolidated financial highlights for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Revenues	$463,449	$383,458	$1,180,431	$1,080,184
Gross profit	57,804	49,916	159,083	144,760
General and administrative expenses	(19,637)	(15,154)	(52,565)	(51,209)
Intangible asset amortization	(2,866)	(2,866)	(8,598)	(8,569)
Acquisition related costs	—	(401)	—	(1,013)
Other operating expense, net	(3,270)	(2,664)	(10,414)	(9,989)
Operating income	32,031	28,831	87,506	73,980
Interest, net	(3,906)	(7,154)	(15,621)	(22,391)
Gain on extinguishment of debt, net	968	—	2,032	—
Income before income taxes and noncontrolling interests	29,093	21,677	73,917	51,589
Income tax expense	(7,336)	(6,280)	(20,275)	(14,712)
Less: Net income attributable to noncontrolling interests	(631)	(240)	(1,905)	(395)
Net income attributable to Sterling common stockholders	$21,126	$15,157	$51,737	$36,482

Gross margin	12.5%	13.0%	13.5%	13.4%

Revenues—Revenues were $463.4 million for the third quarter of 2021, an increase of $80.0 million or 20.9% compared with the third quarter of 2020. The increase in the third quarter of 2021 was driven by a $48.8 million increase in Heavy Civil, a $22.9 million increase in Residential and an $8.3 million increase in Specialty Services. Revenues were $1.2 billion for the nine months ended September 30, 2021, an increase of $100.3 million or 9.3% compared with the nine months ended September 30, 2020. The increase in the nine months ended September 30, 2021 was driven by a $43.9 million increase in Specialty Services, a $33.4 million increase in Residential and a $23.0 million increase in Heavy Civil.
Gross profit—Gross profit was $57.8 million for the third quarter of 2021, an increase of $7.9 million or 15.8% compared to the third quarter of 2020. The Company’s gross margin as a percent of revenue decreased to 12.5% in the third quarter of 2021, as compared to 13.0% in the third quarter of 2020. The increase in gross profit and decrease in margin as a percent of revenue was primarily driven by higher volume, partly offset by continued headwinds from inflation, labor and material supply issues in Specialty Services and Residential. Gross profit was $159.1 million for the nine months ended September 30, 2021, an increase of $14.3 million or 9.9% compared to the nine months ended September 30, 2020. The Company’s gross margin as a percent of revenue increased to 13.5% in the nine months ended September 30, 2021, as compared to 13.4% in the nine months ended September 30, 2020. Despite the ongoing headwinds, gross profit increased for the nine months ended September 30, 2021, driven by higher volume and the ramp up of construction on large design-build joint venture projects as we continue to reduce the lower margin low-bid heavy highway revenues for Heavy Civil.
Contracts in progress which were not substantially completed totaled approximately 202 and 215 at September 30, 2021 and 2020, respectively. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
General and administrative expenses—General and administrative expenses were $19.6 million, or 4.2% of revenue, for the third quarter of 2021, compared to $15.2 million, or 4.0% of revenue, for the third quarter of 2020. General and administrative expenses were $52.6 million, or 4.5% of revenue, for the nine months ended September 30, 2021, compared to $51.2 million, or 4.7% of revenue, for the nine months ended September 30, 2020. The Company has begun to see an impact to general and administrative expenses due to inflation and supply-chain issues; however, the Company anticipates that these expenses will remain at approximately 4.8% of revenue for the full year 2021.
Interest expense—Interest expense was $3.9 million for the third quarter of 2021 compared to $7.2 million for the third quarter of 2020 and interest expense was $15.7 million for the nine months ended September 30, 2021, compared to $22.5 million for the nine months ended September 30, 2020. The decrease is in part due to the Company’s declining debt, as the Company has paid down $69 million of its Credit Facility balance since the third quarter of 2020, and in part due to a 2% lower applicable interest rate provided under the Credit Agreement, as amended in the second quarter of 2021. See Note 8 - Debt for more information.
Income taxes—The effective income tax rate was 25.2% for the third quarter of 2021 and 27.4% for the nine months ended September 30, 2021. The effective income tax rates for third quarter of 2021 and for the nine months ended September 30, 2021 benefited primarily from the non-taxed PPP loan forgiveness. See Note 8 - Debt for more information. The Company anticipates an effective income tax rate for the full year 2021 of 27.5% to 28%. Due to its net operating loss carryforwards, the Company expects no cash payments for federal income taxes for 2021 or 2020. See Note 12 - Income Taxes for more information.

Segment Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2021	% of Revenue	2020	% of Revenue	2021	% of Revenue	2020	% of Revenue
Revenues
Heavy Civil	$249,898	54%	$201,078	52%	$600,105	51%	$577,141	54%
Specialty Services	148,256	32%	139,971	37%	424,248	36%	380,397	35%
Residential	65,295	14%	42,409	11%	156,078	13%	122,646	11%
Total Revenues	$463,449		$383,458		$1,180,431		$1,080,184

Operating Income
Heavy Civil	$7,174	2.9%	$2,405	1.2%	$12,668	2.1%	$2,679	0.5%
Specialty Services	17,932	12.1%	21,474	15.3%	57,016	13.4%	55,834	14.7%
Residential	6,925	10.6%	5,353	12.6%	17,822	11.4%	16,480	13.4%
Subtotal	32,031	6.9%	29,232	7.6%	87,506	7.4%	74,993	6.9%
Acquisition related costs	—		(401)		—		(1,013)
Total Operating Income	$32,031	6.9%	$28,831	7.5%	$87,506	7.4%	$73,980	6.8%
Heavy Civil
Revenues—Revenues were $249.9 million for the third quarter of 2021, an increase of $48.8 million or 24.3% compared to the third quarter of 2020, and revenues were $600.1 million for the nine months ended September 30, 2021, an increase of $23.0 million or 4.0% compared to the nine months ended September 30, 2020. The increases were primarily driven by higher heavy highway and aviation revenue, partly offset by lower water containment and treatment revenue. The increase in heavy highway revenue was primarily due to the ramp up of construction on large design-build joint venture projects. During the third quarter of 2021, our low-bid heavy highway revenue decreased by $3.0 million, which was offset by an increase of $43.5 million from heavy highway design build and other revenues compared to the third quarter of 2020. During the nine months ended September 30, 2021, our low-bid heavy highway revenue decreased by $65.9 million, which was offset by an increase of $96.2 million from heavy highway design build and other revenues compared to the nine months ended September 30, 2020.
Operating Income—Operating income was $7.2 million for the third quarter of 2021, an increase of $4.8 million, compared to the third quarter of 2020, and operating income was $12.7 million for the nine months ended September 30, 2021, an increase of $10.0 million, compared to the nine months ended September 30, 2020. The increases were the result of improved margin mix with the ramp up of construction on large design-build joint venture projects and the continuation of our planned revenue reduction from lower margin low-bid heavy highway work.
Specialty Services
Revenues—Revenues were $148.3 million for the third quarter of 2021, an increase of $8.3 million or 5.9% compared to the third quarter of 2020, and revenues were $424.2 million for the nine months ended September 30, 2021, an increase of $43.9 million or 11.5% compared to the nine months ended September 30, 2020. The increases were primarily driven by higher volume from site development.
Operating income—Operating income was $17.9 million for the third quarter of 2021, a decrease of $3.5 million, compared to the third quarter of 2020. The decrease was driven by the continued headwinds from supply chain issues and the related impact on productivity and efficiency, as well as lower project margin mix in the third quarter of 2021. Operating income was $57.0 million for the nine months ended September 30, 2021, an increase of $1.2 million, compared to the nine months ended September 30, 2020. The increase was driven by higher volume from site development, partly offset by the aforementioned headwinds.
Residential
Revenues—Revenues were $65.3 million for the third quarter of 2021, an increase of $22.9 million or 54.0%, compared to the third quarter of 2020. The Company’s revenue increased due to a record number of slabs poured in the third quarter, primarily as a result of the completion of a large amount of uncompleted slabs which shifted from the second quarter of 2021 due to weather related delays. Revenues were $156.1 million for the nine months ended September 30, 2021, an increase of $33.4 million or 27.3%, compared to the nine months ended September 30, 2020. Despite inclement weather in Texas in the first half of 2021, the Company’s revenue increased due to a record number of slabs poured in each of the first three quarters of 2021. We continue to see strong demand for new housing in our Texas footprint and our expansion into the Arizona market.
Operating income—Operating income was $6.9 million for the third quarter of 2021, an increase of $1.6 million, compared to the third quarter of 2020 and operating income was $17.8 million for the nine months ended September 30, 2021, an increase of $1.3 million, compared to the nine months ended September 30, 2020. The increases were driven by the aforementioned higher volume; however, operating margins declined due to higher material costs for concrete, steel and lumber, and the lack of consistent availability of these materials, as well as labor shortages and increased subcontractor labor costs. While the Company has worked with customers to pass on the increases in material and labor cost, the Company may not be successful in recouping these additional costs in the future.
LIQUIDITY AND SOURCES OF CAPITAL
Cash—Cash at September 30, 2021, was $117.7 million, and includes the following components:

(In thousands)	September 30, 2021	December 31, 2020
Generally Available	$57,086	$26,419
Consolidated 50% Owned Subsidiaries	42,965	30,354
Construction Joint Ventures	17,651	9,412
Total Cash	$117,702	$66,185
The following tables set forth information about our cash flows and liquidity:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$135,742	$92,255
Investing activities	(37,222)	(20,531)
Financing activities	(46,746)	(43,558)
Net change in cash, cash equivalents, and restricted cash	$51,774	$28,166
Operating Activities—During the nine months ended September 30, 2021, net cash provided by operating activities was $135.7 million compared to net cash provided by operating activities of $92.3 million in the nine months ended September 30, 2020. Cash flows provided by operating activities were driven by net income, adjusted for various non-cash items and changes in accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below, and other accrued liabilities.
Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in the components of Contract Capital during the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Contracts in progress, net	$26,694	$30,278
Accounts receivable	(41,259)	(24,153)
Receivables from and equity in construction joint ventures	(5,003)	(4,606)
Accounts payable	47,423	(10,257)
Change in Contract Capital, net	$27,855	$(8,738)
During the nine months ended September 30, 2021, the change in Contract Capital increased liquidity by $27.9 million. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality, the timing of new awards, and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.

Investing Activities—During the nine months ended September 30, 2021, net cash used in investing activities was $37.2 million, compared to net cash used of $20.5 million in the nine months ended September 30, 2020. The use of cash was driven by purchases of capital equipment and buildings and improvements. Capital equipment is acquired as needed to support increasing levels of production activities and to replace retiring equipment, particularly within our Specialty Services segment.
Financing Activities—During the nine months ended September 30, 2021, net cash used in financing activities was $46.7 million, compared to net cash used of $43.6 million in the prior year. The financing cash outflow was driven by $44.2 million of repayments on the Term Loan Facility and $2.0 million in distributions to noncontrolling interest owners.
Capital Strategy—The Company will continue to explore additional revenue growth and capital alternatives to improve leverage and strengthen its financial position in order to take advantage of trends in the civil infrastructure and specialty services markets. The Company expects to pursue strategic uses of its cash, such as, strategic acquisitions of businesses that meet our gross margin targets and overall profitability, and managing its debt balances.
Inflation—For the past several years, inflation generally has not had a material impact on our financial results. However, beginning in 2021, supply chain volatility has resulted in price increases in oil, fuel, lumber, concrete and steel which have increased our cost of operations, and inflation has increased our general and administrative expense. Anticipated cost increases are considered in our bids to customers; however, inflation has had, and may continue to have, a negative impact on the Company’s financial results.
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
 At September 30, 2021, there was approximately $354.1 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $152.6 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of September 30, 2021, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.
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
We continue to utilize a swap arrangement to hedge against interest rate variability associated with $275 million of the $311 million outstanding under the Term Loan Facility. The Company has designated its interest rate swap agreement as a cash flow hedging derivative. To the extent the derivative instrument is effective and the documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) until the underlying hedged item is recognized in earnings. The total fair value of the contract was a net loss of approximately $3.8 million at September 30, 2021. For the $36 million remaining portion of the Term Loan Facility not associated with the interest rate swap hedge, at September 30, 2021 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $359 thousand per year.

Other
The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At September 30, 2021, the fair value of the term loan, based upon the current market rates for debt with similar credit risk and maturities, approximated its carrying value as interest is based on LIBOR plus an applicable margin.
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2021. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2021 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have not been any material changes from the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of the 2020 Form 10-K, except as provided below. The below discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Report and the 2020 Form 10-K. The below information should be read in conjunction with the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of the 2020 Form 10-K, and with the other portions of this Report, including “Cautionary Statement Regarding Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and the Condensed Consolidated Financial Statements and related notes in Item 1 of Part I. You should carefully consider such risk factors, which could materially affect the business, financial condition or future results.

Risks Relating to Our Business
The Federal government’s proposed workplace vaccine mandate or weekly testing requirement, if and when effective, could disrupt the Company’s operations, increase costs and adversely affect its business, results of operations, and financial condition.
On September 9, 2021, President Biden directed OSHA to craft regulations that would require all employers with at least 100 employees to require all employees to either be vaccinated or undergo weekly COVID-19 testing. On October 12, 2021, OSHA delivered to the White House’s Office of Information and Regulatory Affairs for review an emergency regulation to carry out this directive, which review was completed on November 1, 2021. Following this review, OSHA is expected to publish the emergency regulation, which would take effect immediately upon such publication. Complying with either a vaccine mandate or weekly testing requirements may be costly and it may be difficult to obtain test results on a weekly basis should the new regulation go into effect. Furthermore, it is possible that some employees may choose to leave employment over a vaccine or testing requirement, resulting in a potential labor shortage. Additional uncertainty could be caused by competing and potentially conflicting laws and regulations, such as the recent executive order issued by the governor of Texas prohibiting vaccine mandates. While the Company has not incurred significant disruptions thus far from the COVID-19 pandemic, the Federal government’s proposed workplace vaccine mandate or weekly testing requirement may impact our business, results of operations and financial condition in the future.
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

STERLING CONSTRUCTION COMPANY, INC.

Date: November 3, 2021	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer and Duly Authorized Officer