Form 10-K
period 2021-12-31
STERLING CONSTRUCTION CO INC
filed 2022-03-01
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates, based on a NASDAQ closing price of $24.13 on June 30, 2021 was approximately $670.6 million.
The number of shares outstanding of the registrant’s common stock as of February 25, 2022 – 29,838,802
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 4, 2022 are incorporated by reference into Part III of this Form 10-K.

Sterling Construction Company, Inc. Annual Report on Form 10-K Table of Contents

PART I
Cautionary Statement Regarding Forward-Looking Statements
This annual report on Form 10-K, including the documents incorporated herein by reference, contains statements that are, or may be considered to be, “forward-looking statements” regarding the Company which represent our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for certain forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements included herein or incorporated herein by reference relate to matters that are not based on historical facts and reflect our current expectations as of the date of this annual report on Form 10-K, regarding items such as: our industry and business outlook, including relating to federal, state and municipal funding for infrastructure projects, the residential home building market and demand from our customers; business strategy, including the integration of recent acquisitions and the potential for additional future acquisitions; expectations and estimates relating to our backlog; expectations concerning our market position; future operations; margins; profitability; capital expenditures; liquidity and capital resources; and other financial and operating information. Forward-looking statements may use or contain words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “will,” “would” and similar terms and phrases.
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
•changes in costs to lease, acquire or maintain our equipment;
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
•adverse weather conditions;
•potential disruptions, failures or security breaches of the information technology systems on which we rely to conduct our business;
•potential risks and uncertainties relating to the ongoing COVID-19 pandemic, and any future major public health crisis;
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
•our dependence on a limited number of significant customers;
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
•our ability to qualify as an eligible bidder under government contract criteria;
•delays or difficulties related to the completion of our projects, including additional costs, reductions in revenues or the payment of liquidated damages, or delays or difficulties related to obtaining required governmental permits and approvals;
•any prolonged shutdown of the government;
•our ability to successfully identify, finance, complete and integrate recent and potential acquisitions, including the Petillo Acquisition;
•our ability to raise additional capital in the future on favorable terms or at all;
•our ability to generate cash flows sufficient to fund our financial commitments and objectives;
•our ability to meet the terms and conditions of our debt obligations and covenants; and
•the other risks discussed in more detail in Item 1A “Risk Factors”, other portions of this report, or other of our filings with the Securities and Exchange Commission.
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

Item 1. Business
Overview of the Company’s Business
Sterling Construction Company, Inc. (“Sterling” or “the Company”), operates through a variety of subsidiaries within three segments specializing in Transportation, E-Infrastructure and Building Solutions in the United States (the “U.S.”), primarily across the Southern, Northeastern and Mid-Atlantic U.S., the Rocky Mountain States, California and Hawaii, as well as other areas with strategic construction opportunities. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, light rail, water, wastewater and storm drainage systems. E-Infrastructure Solutions projects develop advanced, large-scale site development systems and services for data centers, e-commerce distribution centers, warehousing, transportation, energy and more. Building Solutions projects include residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs and other concrete work. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.
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
Build a Platform for Future Accretive Growth
Solidifying the base—The Company’s historic base business is our low-bid heavy highway projects within our Transportation Solutions segment. Heavy highway projects typically have gross margins of 7-8%; however, prior to 2016 our gross margin was approximately 4%. In 2016, we implemented a strategy to solidify this base business by improving bid discipline to significantly reduce the probability of project losses. To execute this strategic focus, a key objective, risk reduction, was prioritized. Since the implementation of the strategy and application of the key objective, we have improved the heavy highway backlog gross margin to 9.5% as of December 31, 2021, and we expect gross margins to continue improving as projects bid prior to implementing our strategy come to a completion.
Growing high margin products—While solidifying the base is important to the profitability of the Company, the improvement of gross margins is limited due to the highly competitive bidding environment for heavy highway projects. In 2016, we implemented a strategy to shift our project mix from low-bid heavy highway projects to alternative delivery heavy highway projects and other higher margin work (e.g., airports, commercial, piling and shoring). In 2016, our low-bid heavy highway revenue was approximately 79% of our total revenue, but we have progressively brought that down to 19% as of December 31, 2021. The key objective in this strategic area is our focus on bottom-line growth and the higher margin projects we target have gross margins in the range of 12%-15%.
Expansion into adjacent markets—In 2016, we implemented a strategy to pursue growth through the acquisition of companies and assets that will enable us to broaden the types of projects we execute and also expand into adjacent markets. Since 2016, we have completed four acquisitions and plan to consider other strategic acquisitions in the future. The companies we target for acquisition typically have gross margins of 15% or more. Specifically, we expanded into adjacent markets and broadened the types of projects we execute through our 2017 acquisition of Tealstone and our recent acquisitions of Plateau, Kimes and Petillo. This strategic focus allows us to broaden our portfolio of products and services, and broaden our end customer base to remain competitive in the markets where we operate.
Recent Acquisitions
Petillo Acquisition—On December 30, 2021, we completed our acquisition of Petillo Incorporated and its related entities (collectively, “Petillo”) for aggregate consideration of $204.6 million, consisting of $175.0 million in cash, 759,447 shares of the Company’s common stock, and a target working capital adjustment of $1.4 million. Petillo is a leading specialty site development contractor based in Flanders, New Jersey and serves the Northeastern and Mid-Atlantic States, providing large-scale site infrastructure improvement services, including full-service excavation, underground utility construction, environmental remediation, drainage systems for commercial construction and water management and distribution systems. The results of Petillo are included within our E-Infrastructure Solutions segment. See Note 3 - Acquisitions for further discussion.
Kimes Acquisition—On December 28, 2021, we completed our acquisition of Kimes & Stone (“Kimes”) for an all-cash purchase price of $7.6 million. Kimes provides a diversified services offering of soil stabilization for site development on e-commerce projects such as large fulfillment and distribution centers and data centers, as well as soil stabilization for roadways and manufacturing plant construction. The transaction includes a fleet of soil stabilization equipment and working capital. The results of Kimes are included within Plateau which is included within our E-Infrastructure Solutions segment.
Plateau Acquisition—On October 2, 2019, we completed our acquisition of Plateau Excavation, Inc. and its related entities (collectively, “Plateau”) for aggregate consideration of $427.5 million, consisting of $375.0 million in cash, a working capital adjustment of $21.3 million, 1.25 million shares of the Company’s common stock, a $10.0 million subordinated promissory note that bears interest at 8% and a tax basis election of $5.0 million. Plateau is engaged in executing site development for general contractors and developers on e-commerce projects such as large fulfillment and distribution centers and data centers. The results of Plateau are included within our E-Infrastructure Solutions segment.
Segments, Markets and Customers
The Company’s internal and public segment reporting are aligned based upon the services offered by its operating groups, which represent the reportable segments. With the December 30, 2021 acquisition of Petillo, the Company realigned its operating groups to reflect management’s present oversight of operations. After realignment, the Company’s operations consist of three reportable segments: Transportation Solutions, E-Infrastructure Solutions and Building Solutions, with our commercial business reclassified from the previously reported Specialty Services operating group into our newly formed Building Solutions operating group. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21 - Segment Information for further discussion of our business segments.
    Transportation Solutions—Our Transportation Solutions segment is comprised of heavy highway, aviation and rail, and relies heavily on federal and state infrastructure spending. The principal markets of this segment are Arizona, California, Colorado, Hawaii, Nevada, Texas and Utah. Within these principal markets, our core customers are the Departments of Transportation (“DOT(s)”) in various states, regional transit authorities, airport authorities, port authorities, water authorities and railroads. In our Transportation Solutions segment, four state DOTs accounted for 42% of that segment’s revenue in 2021, 44% in 2020 and 43% in 2019.
E-Infrastructure Solutions—Our E-Infrastructure Solutions segment serves large, blue-chip end users in the e-commerce, data center, distribution center and warehousing and energy sectors. We are a leading provider of large-scale specialty site infrastructure improvement contracting services in the Southeastern, Northeastern and Mid-Atlantic U.S. In our E-Infrastructure Solutions segment, four customers accounted for 58% of that segment’s revenue in 2021 and 44% in 2020.
Building Solutions—Our Building Solutions segment is comprised of our residential and commercial businesses. The principal market for our residential business is Texas, specifically the Dallas-Fort Worth and Houston areas and the surrounding communities; and in 2021 we expanded our footprint into Phoenix, Arizona. Our core residential customer base is comprised of leading national home builders as well as regional and custom home builders. Our commercial business focuses on concrete construction of multi-family foundations, parking structures, elevated slabs and other concrete work for leading developers and general contractors in commercial markets. In our Building Solutions segment, four customers, including their respective affiliates, accounted for 57% of that segment’s revenue in 2021, 50% in 2020 and 46% in 2019.
We did not have any customers contribute more than 10% of our consolidated revenues in 2021; however we routinely construct projects for our largest customers mentioned above. If we lost any of these customers, it could have a material adverse effect on our financial results. Refer to Item 1A “Risk Factors” and Note 19 - Concentration of Risk and Enterprise Wide Disclosures for the Company’s major customers that represent a concentration of risk due to their significant revenue contributions.
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
Backlog
    Our remaining performance obligations on our projects are referred to as “Backlog” and represent the amount of revenues we expect to recognize in the future from our contract commitments on projects. The value of our Backlog was $1.49 billion at December 31, 2021, as compared to $1.18 billion at December 31, 2020. We exclude from Backlog contracts where we are the apparent low bidder for projects (“Unsigned Low-bid Awards”) until the contract is executed by our customer (approximately $22.5 million at December 31, 2021). Certain Building Solutions revenue is recognized upon completion at a point in time and therefore is never reflected in our backlog. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Outlook and Trends” for discussion and quantification of our Backlog. Also see Item 1A “Risk Factors.”
Contracts
Our contracts are awarded on a competitively bid basis or negotiated bid basis using a range of contracting options, including fixed-unit price, lump sum and cost-reimbursable. Each contract is designed to optimize the balance between risk and reward. At December 31, 2021, substantially all of our backlog was contracted on a fixed-unit price or lump sum basis. We occasionally present claims or change orders to our clients for additional costs exceeding a contract price or for costs not included in the original contract price.
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
As a normal part of the Transportation Solutions business and occasionally with the E-Infrastructure Solutions business, we are required to provide various types of surety and payment bonds that provide an additional measure of security for our performance under the contract. Typically, a bidder for a contract must post a bid bond, generally for 5% to 10% of the bid amount, and on being awarded the bid, must post a performance and payment bond for up to 100% of the costs to construct. Usually, upon posting of the performance bond, a contractor must also post a maintenance bond for generally 1% of the contract amount for one to two years. Our ability to obtain bonds depends upon our capitalization, working capital, aggregate contract size, past performance, management expertise and external factors, including the capacity of the overall surety market. Bonding companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time. As is customary, we have agreed to indemnify our bonding company for all losses incurred by it in connection with bonds that are issued, and we have granted our bonding company a security interest in certain assets, including accounts receivable, as collateral for such obligation.

Government and Environmental Regulations
Our operations are subject to compliance with numerous regulatory requirements of federal, state and local agencies and authorities, including regulations concerning safety, wage and hour, and other labor issues, immigration controls, vehicle and equipment operations and other aspects of our business. For example, our operations are subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state laws directed toward the protection of employees. In addition, most of our Transportation Solutions construction contracts are entered into with public authorities, and these contracts frequently impose additional governmental requirements, including requirements regarding labor relations and subcontracting with designated classes of disadvantaged businesses.
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
Human Capital
At December 31, 2021, the Company had approximately 2,900 employees, comprised of approximately 700 salaried employees and approximately 2,200 hourly employees. The percentage of our employees represented by unions at December 31, 2021 was approximately 14%. We have agreements, which we customarily renew periodically, with various unions representing groups of employees at project sites. We consider our relationships with our employees and the applicable labor unions to be satisfactory.
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
As of December 31, 2021, our workforce was comprised of the following race and ethnicity demographics:

Employees as of December 31, 2021
Hispanic	47.1%
White	44.2%
Black	4.0%
Pacific Islander	2.5%
Other	2.2%
We focus on our safety processes which have allowed us to maintain a high level of safety at our work sites. All project employees receive hazard specific training and our newly-hired employees undergo an initial safety orientation and receive follow-up trainings during their first 90 days of employment. Our project managers and superintendents work closely with the safety department to ensure safety is planned into all of our operations before they begin. Daily, our project foremen are required to conduct safety briefings with employees. Regular safety walkthroughs are conducted by our managers, supervisors and safety staff to evaluate project conditions and observe employee safety behavior. To address the safety and health of our workforce due to the COVID-19 pandemic, we implemented additional employee health and safety protocols. For the Company’s office-based personnel, the Company is social distancing and, when needed, working from home. For personnel onsite at the Company’s construction sites, the Company has taken mitigation measures to prevent the spread of COVID-19, including but not limited to, social distancing, wellness checks, providing sanitation stations and wearing personal protective equipment.
Access to Company’s Filings
The Company maintains a website at www.strlco.com on which our latest annual report on Form 10-K, recent quarterly reports on Form 10-Q, recent current reports on Form 8-K, any amendments to those filings and other filings may be accessed free of charge; some directly on the website and others through a link to the SEC’s website (www.sec.gov) where those reports are filed. Our website also has recent press releases, the Company’s code of business conduct, the charters of the audit committee, compensation and talent development committee, and corporate governance and nominating committee of the Board of Directors and information on the Company’s “whistleblower” procedures. Our website content is made available for information purposes only. It should not be relied upon for investment purposes, and none of the information on the website is intended to be incorporated into this annual report on Form 10-K by reference.
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

Risks Relating to Our Business
If we do not accurately estimate the overall risks, requirements or costs related to a project when we bid for a contract that is ultimately awarded to us, we may achieve a lower than anticipated profit or incur a loss on the contract.
The majority of our revenues and backlog are derived from fixed-unit price contracts and from lump sum contracts. Fixed-unit price contracts require us to provide materials and services at a fixed-unit price based on agreed quantities irrespective of our actual per unit costs. Lump sum contracts require the contract work to be completed for a single price irrespective of our actual costs incurred. Our ability to achieve profitability under such contracts is dependent upon our ability to avoid cost overruns by accurately estimating our costs and then successfully controlling our actual costs. If our cost estimates for a contract are inaccurate, or if we do not perform the contract within our cost estimates, we may incur losses due to cost overruns or the contract may be less profitable than expected. As a result, these types of contracts could negatively affect our cash flow, earnings and financial position.
The costs incurred and gross profit realized on our contracts can vary, sometimes substantially, from our original estimates due to a variety of factors, that may include the following:
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
In addition, if the use of design-build, construction manager/general contractor (CM/GC) and other alternative project delivery methods continues to increase and we are not able to further develop our capabilities and reputation in connection with these alternative delivery methods, we will be at a competitive disadvantage, which may have a material adverse effect on our financial position, results of operations, cash flows and prospects. If we are unable to compete successfully in our markets, our relative market share and profits could also be reduced.
Our E-Infrastructure Solutions business, as well as the industries of many of our customers upon whom we are dependent, are susceptible to economic downturns, including periods of slower than anticipated economic growth.
Demand for our E-Infrastructure Solutions business is cyclical and may be vulnerable to economic downturns, interest rate fluctuations or other adverse developments in the credit markets, and reductions in private industry spending; the effects of which may cause our customers to delay, curtail or cancel proposed and existing projects. A number of factors can adversely affect the industries we serve, including, among other things, financing or credit availability, potential bankruptcies, global and U.S. trade relationships or other geopolitical events. A reduction in cash flow or the lack of availability of debt or equity financing for our customers could cause our customers to reduce their spending for our services or affect the ability of our customers to pay amounts owed to us.
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
The homebuilding industry is cyclical and susceptible to downward changes in general economic or other business conditions which could adversely affect our Building Solutions projects, including foundations for single-family and multi-family homes.
The Building Solutions industry is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels. Adverse changes in any of these conditions generally, or in the markets where we operate, could decrease demand and pricing for new homes in these areas or result in customer cancellations of pending contracts, which could adversely affect the number of Building Solutions concrete projects we have or reduce the prices we can charge for these projects, either of which could result in a decrease in our revenues and earnings that could materially adversely affect our results of operations.

We cannot predict with certainty the overall trajectory of the U.S. housing market or the duration of trends due to changes in conditions that are beyond our control, which may include the following:
•rising interest rates;
•economic downturn or recession;
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
We could be liable for a design error or omission that causes or contributes to damages with respect to one of our design-build projects. Although by contract we pass design responsibility on to the engineering firms that we engage to perform design services on our behalf for these projects, in the event of a design error or omission causing damages, there is risk that the engineering firm, its professional liability insurance, and the errors and omissions insurance that they and we purchase will not fully protect us from costs or liabilities. Any liabilities resulting from an asserted design defect with respect to our Transportation Solutions projects may have a material adverse effect on our financial position, results of operations and cash flows. Performance problems on existing and future Transportation Solutions contracts could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within the industry and among our customers.
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
Because all of our construction projects are performed outdoors, work on our contracts is subject to seasonal weather conditions that may delay our work and contribute to project inefficiency. Lengthy periods of wet or cold winter weather will generally interrupt construction, and this can lead to under-utilization of crews and equipment, resulting in less efficient rates of overhead recovery. Extreme heat or cold can prevent us from performing certain types of operations. For example, during the late fall to the early spring months of each year, our work on construction projects in the Rocky Mountain States has been curtailed at times due to snow and other work-limiting weather. In addition, our work is subject to extreme and unpredictable weather conditions, which could become more frequent or severe if general climatic changes occur. For example, in 2017

Hurricane Harvey caused damage and disruption that resulted in our inability to perform work on all Houston-area contracts for several days and in some cases several weeks, and the 2021 Texas-wide freezing weather event also caused delays for some of our Transportation Solutions and Building Solutions operations. Future evacuations due to hurricanes along the coastal areas can delay our performance of work on contracts for several days or weeks or longer. Future extreme weather events may also limit the availability of resources, increase our costs or cause our projects to be canceled. While revenues can be recovered following a period of bad weather, it is generally impossible to recover the cost of inefficiencies, and significant periods of bad weather typically reduce profitability of affected contracts both in the current period and during the future life of affected contracts. Such reductions in contract profitability negatively affect our results of operations in current and future periods until the affected contracts are completed, and to the extent climate change results in an increase in such extreme adverse weather conditions, the likelihood of a negative impact on our operations may increase.
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
The COVID-19 pandemic and any future major public health crisis could disrupt the Company’s operations and adversely affect its business, results of operations and financial condition.
The COVID-19 pandemic, including new and emerging strains and variants, continues to have adverse effects on the U.S. and global economies. This outbreak, which has continued to spread worldwide, has adversely affected workforces, customers, economies and financial markets globally. While the Company has not incurred significant disruptions thus far from the COVID-19 pandemic, the pandemic and any future major public health crisis could impact our business, consolidated results of operations and financial condition in the future. For example, our business and results of operations could be materially adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, or government actions or other restrictions in connection with the COVID-19 pandemic or any future major public health crisis. However, the significance of the impact on our operations going forward is not yet certain and depends on numerous evolving factors that the Company may not be able to accurately predict or effectively respond to, including, without limitation: the COVID-19 pandemic or any future major public health crisis, actions taken by governments, businesses and individuals in response, the effect on economic activity and actions taken in response, the effect on customers and their demand for the Company’s products and services, the ability of our subcontractors to perform under their contracts due to their own financial or operational difficulties, the availability of subcontractors and other talent, the speed and effectiveness of responses to combat the COVID-19 virus or any future major public health crisis, including vaccine efficacy, distribution and widespread public acceptance, and the Company’s ability to continue operations, including without limitation as a result of supply chain challenges, facility closures, social distancing, restrictions on travel, fear or anxiety by the populace and shelter-in-place orders.
Risks Related to Our Subcontractors, Suppliers, Joint Venture Partners and Customers
Our dependence on subcontractors and suppliers of materials (including petroleum-based products) could increase our costs and impair our ability to complete contracts on a timely basis or at all.
We rely on third party subcontractors to perform some of the work on many of our projects and third party suppliers to provide substantially all of the materials (including aggregates, cement, asphalt, concrete, steel, oil and fuel) for our contracts. Increasing prices of materials and equipment, including due to inflation, and substantial delays in delivering supplies could adversely impact our operations and construction projects. To the extent that we are unable to engage subcontractors or obtain commitments from our suppliers for materials, our ability to bid for contracts may be impaired. In addition, if a subcontractor or supplier is unable to deliver its services or materials in accordance with the agreed terms for any reason, including the deterioration of its financial condition, we may suffer delays and be required to purchase the services or materials from another source at a higher price or incur other unanticipated costs. This may reduce the profit to be realized, or result in a loss, on a contract.
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
Certain counterparties to joint venture arrangements, which may include our historical direct competitors, may not desire to continue such arrangements with us and may terminate the joint venture arrangements or not enter into new arrangements following a merger or acquisition. Any termination of a joint venture arrangement could cause us to reduce our backlog and could materially and adversely affect our business, results of operations and financial condition.
 At December 31, 2021, there was approximately $286.9 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $123.1 million represented our proportionate share. As of December 31, 2021, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.
We may not be able to recover on claims or change orders against clients for payment or on claims against subcontractors for performance.
We occasionally present claims or change orders to our clients for additional costs exceeding a contract price or for costs not included in the original contract price. Change orders are modifications of an original contract that effectively change the provisions of the contract without adding new provisions. They generally include changes in specifications or design, facilities, equipment, materials, sites and periods for completion of work. Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect for customer-caused delays, errors in specifications and designs, contract terminations or other causes of unanticipated additional costs. These costs may or may not be recovered until the claim is resolved. In addition, we may have claims against subcontractors for performance or non-performance related issues that resulted in additional costs on a project. In some instances, these claims can be the subject of lengthy legal proceedings, and it is difficult to accurately predict when they will be fully resolved. A failure to promptly document and negotiate a recovery for change orders and claims could have a negative impact on our cash flows and overall ability to recover change orders and claims, which would have a negative impact on our financial condition, results of operations and cash flows.
We are dependent on a limited number of significant customers.
Due to the size and nature of our contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Similarly, our backlog frequently reflects multiple contracts for certain customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. We are unable to predict whether a customer will have a significant downturn in their business or financial condition. The loss of business or a default or delay in payment from any one of these customers could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Risks Related to Our Workforce
Our business depends on our ability to attract and retain talented employees.
Our ability to attract and retain reliable, qualified personnel is a significant factor that enables us to successfully bid for and profitably complete our work. This includes management, project managers, estimators, supervisors, foremen, equipment operators and laborers for each of our subsidiaries. The loss of the services of any of our subsidiaries’ management-level personnel could have a material adverse effect on us. Our future success will also depend on our ability to hire and retain, or to attract when needed, highly-skilled personnel. Our business operations may be further impacted by general labor shortages in our industry or markets. If competition for additional employees is intense, we could experience difficulty hiring and retaining the personnel necessary to support our business. If we do not succeed in retaining our current employees and attracting, developing and retaining new highly-skilled employees, our reputation may be harmed and our operations and future earnings may be negatively impacted. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.
We may be subject to unionization, work stoppages, slowdowns or increased labor costs.
In Arizona, California, Hawaii, Maryland, Nevada, New Jersey and New York, a substantial number of our equipment operators and laborers are unionized. Additional groups of our employees may also unionize in the future. If at any time a significant amount of our employees unionized, it could limit the flexibility of the workforce and could result in demands that might increase our operating expenses and adversely affect our profitability. Our inability to negotiate acceptable contracts with unions could result in work stoppages, and any new or extended contracts could result in increased operating costs. Each of our different employee groups could unionize at any time and would require separate collective bargaining agreements. If any group of our employees were to unionize and we were unable to agree on the terms of their collective bargaining agreement or we were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. The future or continued occurrence of any of these events would be disruptive to our operations and could have a material adverse effect on our business, operating results and financial condition.
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
Our workers are subject to hazards associated with providing construction and related services on construction sites, plants and quarries. These operating hazards can cause personal injury, loss of life, damage to or destruction of property, plant and equipment, or environmental damage. On most sites, we are responsible for safety and are contractually obligated to implement safety procedures. Our safety record is an important consideration for us and for our customers. If we experience a material increase in the frequency or severity of accidents, our safety record could substantially deteriorate, which may preclude us from bidding on certain work, expose us to potential lawsuits or cause customers to cancel existing contracts.
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
Risks Related to Regulatory Matters
Environmental and other regulatory matters, including those relating to climate change, could adversely affect our ability to conduct our business and could require expenditures that could have a material adverse effect on our results of operations and financial condition.
Our operations are subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances and the emission and discharge of pollutants into the air and water. We could be held liable for such contamination created not only from our own activities but also from the historical activities of others on our project sites or on properties that we acquire or lease. Our operations are also subject to laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous substances. Violations of such laws and regulations could subject us to substantial fines and penalties, cleanup costs, third party property damage or personal injury claims. In addition, growing concerns about climate change and other environmental issues could result in the imposition of additional environmental regulations. Such legislation or restrictions could increase the costs of projects for us and our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services which could in turn have a material adverse effect on our operations and financial condition. Generally, environmental laws and regulations have become, and enforcement practices and compliance standards are becoming, increasingly stringent. Moreover, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed, or how existing or future laws or regulations will be administered or interpreted, with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could increase our compliance costs. Compliance with new regulations could require us to make substantial expenditures for, among other things, pollution control systems and other equipment that we do not currently possess, or the acquisition or modification of permits applicable to our activities.
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
In the recent past, the federal government imposed new or increased tariffs or duties on an array of imported materials and goods used in connection with our construction business, including steel and lumber, which raised our costs for these items (or products made with them). Foreign governments, including China and Canada, and trading blocs, such as the European Union, have responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods, and are reportedly considering other measures. Any trading conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our costs further, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies, and, individually or in the aggregate, materially and adversely affect our business and result of operations.
Risks Related to Our Transportation Solutions Business
Our Transportation Solutions business relies on highly competitive and highly regulated state or local government contracts.
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
Our Transportation Solutions business depends on our ability to qualify as an eligible bidder under state or local government contract criteria and to compete successfully against other qualified bidders in order to obtain state or local government contracts.
State and local government agencies conduct rigorous competitive processes for awarding many contracts. Some contracts include multiple award task order contracts in which several contractors are selected as eligible bidders for future work. We will potentially face strong competition and pricing pressures for any additional Transportation Solutions contract awards from other government agencies, and we may be required to qualify or continue to qualify under various multiple award task order contract criteria. Our inability to qualify as an eligible bidder under state or local government contract criteria could preclude us from competing for certain other government contract awards. In addition, our inability to qualify as an eligible bidder, or to compete successfully when bidding for certain state or local government contracts and to win those Transportation Solutions contracts, could materially adversely affect our business, operations, revenues and profits.

Our Transportation Solutions business is susceptible to economic downturns and reductions in state or local government funding of infrastructure projects.
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
A prolonged government shutdown may adversely affect our Transportation Solutions business.
We derive a significant portion of our Transportation Solutions revenue from governmental agencies and programs. A prolonged government shutdown could impact inspections, regulatory review and certifications, grants, approvals, or cause other situations that could result in our incurring substantial labor or other costs without reimbursement under government contracts, or the delay or cancellation of key government programs in which we are involved, all of which could have a material adverse effect on our business and results of operations.
Risks Related to Recent Acquisitions and Strategy
We expect to continue to incur expenses related to the Petillo Acquisition.
We have incurred expenses in connection with completing the Petillo Acquisition on December 30, 2021, and we expect to continue to incur expenses in connection with integrating our business, operations, networks, systems, technologies, policies and procedures with those of Petillo. While we have assumed that a certain level of transaction and integration expenses will be incurred, there are a number of factors beyond our control that could affect the total amount and the timing of our integration expenses.
We may be unable to successfully integrate Petillo’s business with ours and realize the anticipated benefits of the Petillo Acquisition.
The Petillo Acquisition previously operated as a private enterprise, whereas we are a public company. We will be required to devote management attention and resources to integrating the business practices and operations of Petillo with the Company. Potential difficulties we may encounter in the integration process include the following:
•lost sales and customers as a result of certain customers of the Company or Petillo deciding to terminate or reduce their business with the Company or Petillo following the Petillo Acquisition;
•the complexities of combining multiple companies with different histories, regulatory restrictions, operating structures and markets, including geographic location and operating geography;
•the failure to retain key employees of the Company or Petillo;
•potential unknown liabilities and unforeseen increased expenses associated with the Petillo Acquisition; and
•performance shortfalls at the Company or Petillo as a result of the diversion of management’s attention caused by integrating the companies’ operations.
For all these reasons, it is possible that the integration process could result in the distraction of management, the disruption of our ongoing business or inconsistencies in our products, services, standards, controls, procedures and policies, any of which could adversely affect the ability of the Company to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the Petillo Acquisition, or could otherwise adversely affect our business and financial results.
We may be unable to retain key employees.
Our success following the Petillo Acquisition will depend in part upon our ability to retain key employees of the Company and Petillo. Key employees may depart because of issues relating to uncertainty, changes in workplace responsibilities or demands, or difficulty of integration. Accordingly, we may be unable to retain key employees to the same extent as in the past.

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
•enhancements in controls and procedures including those necessary for a public company may make it more difficult to integrate operations and systems;
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
•disruption of, or receipt of, insufficient management attention to our ongoing business; and
•inability to realize the cost savings or other financial benefits that we anticipate.
Risks Related to Our Financial Results, Financing and Liquidity
Our use of over time revenue recognition (formally known as percentage-of-completion method) accounting related to our projects could result in a reduction or elimination of previously reported revenue and profits.
As is more fully discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Estimates,” we recognize contract revenue over time. This method is used because management considers the cost-to-cost measure of progress to be the best measure of progress on these contracts.
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
Backlog as of December 31, 2021 totaled $1.49 billion. Backlog develops as a result of new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period. Backlog is measured and defined differently by companies within our industry. We refer to “Backlog” as the unearned revenue we expect to earn in future periods on our executed contracts. As the construction on our projects progresses, we increase or decrease Backlog to take into account newly signed contracts, revenue earned during the period and our estimates of the effects of changes in estimated quantities, changed conditions, change orders and other variations from previously anticipated contract revenues, including completion penalties and incentives. We cannot guarantee that the revenue projected in our Backlog will be realized, or if realized, will result in earnings.
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
We have pledged substantially all of our assets as collateral in connection with our Credit Agreement and we have additionally pledged the proceeds of and other rights under our Transportation Solutions and E-Infrastructure Solutions contracts to our bonding agent. As a result, we may have difficulty in obtaining additional financing in the future if such financing requires us to pledge assets as collateral. In addition, under our Credit Agreement, we must obtain the consent of our lenders to incur additional debt from other sources (subject to certain limited exceptions).
If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.
In connection with the Petillo Acquisition, we incurred a substantial amount of additional indebtedness, and the agreement governing such indebtedness contains various covenants and other provisions that impose restrictions on our ability to operate and manage our business.
As a result of borrowing additional funds for the Petillo Acquisition, we have a higher level of indebtedness; specifically, as of December 31, 2021, our aggregate principal amount outstanding under our credit facility (“Credit Facility”) was $446.9 million. The Credit Facility will mature on October 2, 2024. While we currently believe we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of the credit markets or the economy generally.
The Credit Agreement governing the additional indebtedness incurred by us in connection with the Petillo Acquisition contains certain subsidiary guarantees, which are secured by a first priority security interest in substantially all assets directly owned by such subsidiaries and us, subject to certain exceptions and limitations. The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict the ability of us and our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things.
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

We may elect to borrow, continue or convert certain term or revolving loans under our Credit Agreement to bear interest at an annual rate of one-, two-, three-, six- or, if available, twelve-month London Interbank Offered Rate (“LIBOR”), plus 2.5% per annum. Accordingly, increases in interest rates could have a material adverse effect on our business operations, financial performance and financial condition.
While our Credit Agreement contains “benchmark” transition language to address the phase out of LIBOR that began with the initial phase of the non-publication of LIBOR data in December 2021, LIBOR and other interest rates and other types of indices which are deemed to be financing “benchmarks” are the subject of ongoing international regulatory reform. Any changes announced by regulators or any other governance or oversight body, or future changes adopted thereby, regarding the continuing use or method of determining LIBOR rates may impact our interest costs. Although our Credit Agreement provides for alternative methods of calculating the interest rate payable on such indebtedness if LIBOR is not reported, we may be required to amend our Credit Agreement to incorporate alternative benchmark rates. Further, uncertainty as to the extent and manner of future changes regarding an alternative rate or benchmark may adversely affect the value of our variable rate indebtedness or increase our cost of debt.
To service our indebtedness and to fund working capital, we will require a significant amount of cash. Our ability to generate cash depends on many factors that are beyond our control, including the fact that adverse capital and credit market conditions may affect our ability to meet liquidity needs, access to capital and cost of capital.
Our ability to generate cash, outside of funds available through our revolving credit facility (“Revolving Credit Facility”), is subject to our operational performance, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may be unable to expand our credit capacity, which could adversely affect our operations and business. Earnings from our operations and our working capital requirements can vary from period to period based primarily on the mix of our projects underway and the percentage of project work completed during the period. Capital expenditures may also vary significantly from period to period. We cannot provide assurance that our business will generate sufficient cash flow from operations or asset sales or that we can obtain future borrowing capacity in an amount sufficient to enable us to pay our indebtedness, to fund working capital requirements or to fund our other liquidity needs. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer.
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
We had approximately $259.8 million of goodwill and $303.2 million of intangibles recorded on our Consolidated Balance Sheet at December 31, 2021. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations reduced by any impairments recorded subsequent to the date of acquisition. Intangible assets are recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is separable; that is, it is capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged (whether there is intent to do so). A shortfall in our revenues or net income or changes in various other factors from that expected by securities analysts and investors could significantly reduce the market price of our common stock. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill or intangible assets have been impaired. We perform an annual test of our goodwill and periodic assessments of intangible assets to determine if they have become impaired. On an interim basis, we also review the factors that have or may affect our operations or market capitalization for events that may trigger impairment testing. Write downs of goodwill and intangible assets may be substantial. If we were required to write down all or a significant part of our goodwill and/or intangible assets in future periods, our net earnings and equity could be materially adversely affected.
Failure to maintain adequate financial and management processes and internal controls could lead to errors in reporting our financial results.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own or lease properties in locations throughout the U.S. to conduct our business. We believe these facilities are adequate to meet our current and near-term requirements. The following list summarizes our principal properties by segment for which they are primarily utilized and our “Corporate” headquarters:

Location	Type of Facility	Interest	Segment(s)
The Woodlands, TX	Administrative	Leased	Corporate
Austell, GA	Administrative, operations and equipment yard	Owned/Leased	E-Infrastructure Solutions
Flanders, NJ	Administrative, operations and equipment yard	Leased	E-Infrastructure Solutions
Denton, TX	Administrative and operations	Owned	Building Solutions
Draper, UT (1)	Administrative and operations	Leased	Building Solutions and Transportation Solutions
Phoenix, AZ	Administrative and operations	Leased	Transportation Solutions
Houston, TX	Administrative, operations and equipment yard	Owned	Transportation Solutions
Sacramento, CA	Administrative, operations and equipment yard	Owned/Leased	Transportation Solutions
Sparks, NV	Administrative and operations	Owned/Leased	Transportation Solutions

(1) The leased office space in Draper, UT is owned by companies which are principally owned by a related party. Refer to Note 20 - Related Party Transactions for additional information.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the NASDAQ Global Select Market under the trading symbol “STRL”. On February 25, 2022, there were 711 holders of record of our common stock.
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
Equity Compensation Plan Information
Certain information about the Company’s equity compensation plans is incorporated into Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” from the Company’s proxy statement for its 2022 Annual Meeting of Stockholders.
Issuer Purchases of Equity Securities
The following table shows the monthly number of shares of the Company’s common stock the Company repurchased from employees in the quarter ended December 31, 2021. These shares were repurchased from employees holding shares of the Company’s common stock that had been awarded to them by the Company and that were released from Company-imposed transfer restrictions. The repurchase was to enable the employees to satisfy the Company’s tax withholding obligations triggered by the release of the restrictions. The repurchase was made at the election of the employees pursuant to a procedure adopted by the Compensation and Talent Development Committee of the Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 1 – October 31, 2021	—	$—
November 1 – November 30, 2021	1,036	$25.77
December 1 – December 31, 2021	—	$—
Total	1,036	$25.77

Performance Graph
The following graph compares the percentage change in the Company’s cumulative total stockholder return on its common stock for the last five years with the Dow Jones US Total Return Index, a broad market index, and the Dow Jones US Heavy Construction Index, a group of companies whose marketing strategy is focused on a limited product line. Both indices are published in The Wall Street Journal.
The returns are calculated assuming that an investment with a value of $100 was made in the Company’s common stock and in each index at the end of 2016 and that all dividends were reinvested in additional shares of common stock; however, the Company has paid no dividends during the periods shown. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Sterling Construction Company, Inc., the Dow Jones US Total Return Index and the Dow Jones US Heavy Construction Index

350
300
250
200
150
100
50
Index Value
12/16
12/17
12/18
12/19
12/20
12/21
Period Ending
Sterling Construction Company, Inc.
Dow Jones US Total Return Index
Dow Jones US Heavy Construction Index

Copyright© 2022 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.
The table below depicts the five-year performance of $100 invested on December 31, 2016 in stock or index, including reinvestment of dividends.

	December 2016	December 2017	December 2018	December 2019	December 2020	December 2021
Sterling Construction Company, Inc.	$100.00	$192.43	$128.72	$166.43	$219.98	$310.87
Dow Jones US Total Return Index	$100.00	$121.50	$115.45	$151.41	$182.30	$230.61
Dow Jones US Heavy Construction Index	$100.00	$105.37	$77.85	$104.44	$126.81	$189.88
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
OVERVIEW
General—Sterling Construction Company, Inc. operates through a variety of subsidiaries within three segments specializing in Transportation, E-Infrastructure and Building Solutions in the United States (the “U.S.”), primarily across the Southern, Northeastern and Mid-Atlantic U.S., the Rocky Mountain States, California and Hawaii, as well as other areas with strategic construction opportunities. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, light rail, water, wastewater and storm drainage systems. E-Infrastructure Solutions projects develop advanced, large-scale site development systems and services for data centers, e-commerce distribution centers, warehousing, transportation, energy and more. Building Solutions projects include residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs and other concrete work. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.
Petillo Acquisition—On December 30, 2021, we completed our acquisition of Petillo for aggregate consideration of $204.6 million. Petillo is a leading specialty site development contractor based in Flanders, New Jersey and serves the Northeastern and Mid-Atlantic States, providing large-scale site infrastructure improvement services, including full-service excavation, underground utility construction, environmental remediation, drainage systems for commercial construction and water management and distribution systems. The results of Petillo are included within our E-Infrastructure Solutions segment. See Note 3 - Acquisitions for further discussion.
Kimes Acquisition—On December 28, 2021, we completed our acquisition of Kimes & Stone (“Kimes”) for an all-cash purchase price of $7.6 million. Kimes provides a diversified services offering of soil stabilization for site development on e-commerce projects such as large fulfillment and distribution centers and data centers, as well as soil stabilization for roadways and manufacturing plant construction. The transaction includes a fleet of soil stabilization equipment and working capital. The results of Kimes are included within Plateau which is included within our E-Infrastructure Solutions segment.
Impact of COVID-19—The Company continues to monitor closely the actual and expected impacts of the COVID-19 pandemic on our business, financial condition and results of operations. To date, we have not experienced significant shutdowns of project sites or operational interruptions. While the Company has not incurred significant disruptions thus far from the COVID-19 pandemic, the pandemic may impact our business, condensed consolidated results of operations and financial condition in the future. The significance of impacts on our operations going forward is not yet certain and depends on numerous evolving factors as discussed further in Part I, Item 1A “Risk Factors” in this annual report on Form 10-K.
MARKET OUTLOOK AND TRENDS
The market outlook and trends currently reflect favorable opportunities for long-term growth despite the challenging market pressures that include inflation, supply chain issues and labor challenges. To remain competitive in the current market environments, Sterling remains focused on our strategic business elements and objectives as outlined. We continue to shift our focus from low-bid heavy highway, that now represents approximately 19% of our total revenue, and increasing margins in our E-Infrastructure and Building Solutions segments.
Transportation Solutions—Sterling’s Transportation Solutions business is primarily driven by federal, state and municipal funding. Federal funds, on average, provide 50% of annual State Department of Transportation capital outlays for highway and bridge projects. In October 2018, the Federal Aviation Administration reauthorized $3.35 billion annually through 2023. This reauthorization also includes more than $1 billion a year for airport infrastructure grants and about $1.7 billion for disaster relief. In November 2020, various state and local transportation measures were passed securing, and in some cases increasing, funding of major initiatives in Texas ($7.5 billion) and California ($520 million). On November 5, 2021 Congress passed the Infrastructure Investments and Jobs Act (“IIJA”) that provided a new five-year reauthorization of highway and public transportation programs with historic investment increases of $284 billion for all modes of transportation. With the passing of the IIJA, additional funding is reserved for transportation infrastructure with $110 billion reserved for roads and bridges, $66 billion for rail and $25 billion for airports. This bill could add additional multi-year funding for highways, rail and airports starting in 2022, however current changes for funding allocation may cause project start delays. Even though several of the states in Sterling’s key markets have instituted actions to further increase annual spending, shorter project cycles and continued fluctuations in pricing are causing delays in project awards.

E-Infrastructure Solutions—Sterling’s E-Infrastructure Solutions business is primarily driven by investments in the development of data centers, e-commerce distribution centers and warehouses. The continued revenue growth of the Company’s complex site development business is directly related to the continued implementation of publicly announced multi-year capital infrastructure campaigns from end users, including Amazon, Facebook and Home Depot. In our growing East Coast market, project activity includes data centers, new warehouse and industrial development. Within this market, the warehouse availability rate is at 3.6%, despite over 16.7 million square feet of new building deliveries in 2021. Additionally, the market experienced over 11.8 million square feet of absorption during Q4, bringing 2021 total absorption to 34.5 million square feet, more than any other year on record. Equipment availability, material delays and fuel price increases continue to be challenging factors. With the forecasted increases expected in land prices, the customer trends show projects for full site development versus staged site development. The trend for full site development is expected to continue in 2022.
Building Solutions—Our Building Solutions segment is comprised of our residential and commercial businesses. The continued revenue growth of our residential business is directly related to the growth of new home starts in its key market of Dallas-Fort Worth, the continued expansion in the Houston market, and the mid-2021 entry into the Phoenix market. Residential’s core customer base is primarily made up of leading national home builders as well as regional and custom home builders. Over the last several quarters, the residential market has experienced significant price volatility and availability for key materials including concrete, steel and lumber, as well as increases in subcontractor labor cost. While the Company has worked with customers to pass on the increases in material and labor cost, the Company may not be successful in recouping these additional costs in the future. For our commercial business, the outlook for the multi-family market continues to decline, as developers face economic concerns due to the COVID-19 pandemic and the availability and affordability of starter single family homes continues to rise.
BACKLOG
Our backlog (“Backlog”) of construction projects is the remaining amount of contracts that we expect to recognize as revenue in future periods. The contracts in Backlog are typically completed in 6 to 36 months. Our unsigned low-bid awards (“Unsigned Low-bid Awards”) are excluded from Backlog until the contract is executed by our customer. We refer to the combination of our Backlog and Unsigned Low-bid Awards as “Combined Backlog.” Our book-to-burn ratio, a non-GAAP measure, is determined by taking our additions to Backlog and dividing it by revenue for the applicable period. This metric allows management to monitor the Company’s business development efforts to ensure we grow our Backlog and our business over time, and management believes that this measure is useful to investors for the same reason.
At December 31, 2021, our Backlog was $1.49 billion, as compared to $1.18 billion at December 31, 2020, with a book-to-burn ratio of 1.23 for the year ended December 31, 2021. Backlog includes $123.1 million and $234.2 million attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner at December 31, 2021 and 2020, respectively. At December 31, 2021, backlog also includes $210.6 million related to the newly acquired Petillo business. We anticipate that approximately 63% of our Backlog will be recognized as revenues during 2022, with substantially all remaining recognized in the twelve months following.
Unsigned Low-bid Awards were $22.5 million at December 31, 2021 and $356.9 million at December 31, 2020. Combined Backlog totaled $1.52 billion at December 31, 2021 and $1.53 billion at December 31, 2020, with a book-to-burn ratio of 0.99 for the year ended December 31, 2021.
The Company’s margin in Backlog has increased from 12.0% at December 31, 2020 to 12.2% at December 31, 2021 and the Combined Backlog margin increased from 11.8% at December 31, 2020 to 12.2% at December 31, 2021, driven by a greater mix of E-Infrastructure Solutions awards and a shift in backlog from low-bid to design build heavy highway work.
Backlog and gross margin:

(In thousands)	Backlog	Gross Margin in Backlog
Fourth quarter of 2021	$1,493,115	12.2%
Third quarter of 2021	$1,411,347	12.3%
Second quarter of 2021	$1,570,641	12.4%
First quarter of 2021	$1,639,222	11.8%
Fourth quarter of 2020	$1,175,388	12.0%

RESULTS OF OPERATIONS
Consolidated Results
Summary—For 2021, the Company had operating income of $107.3 million, income before income taxes of $90.0 million, net income attributable to Sterling common stockholders of $62.6 million and net income per diluted share attributable to Sterling common stockholders of $2.15.
Consolidated financial highlights for 2021 as compared to 2020 are as follows:

	Years Ended December 31,
(In thousands)	2021	2020
Revenues	$1,581,766	$1,427,412
Gross profit	214,757	191,369
General and administrative expenses	(78,506)	(71,415)
Intangible asset amortization	(11,464)	(11,436)
Acquisition related costs	(3,877)	(1,026)
Other operating expense, net	(13,623)	(12,600)
Operating income	107,287	94,892
Interest, net	(19,296)	(29,216)
Gain (loss) on extinguishment of debt	2,032	(301)
Income before income taxes and noncontrolling interests	90,023	65,375
Income tax expense	(24,900)	(22,471)
Less: Net income attributable to noncontrolling interests	(2,478)	(598)
Net income attributable to Sterling common stockholders	$62,645	$42,306

Gross margin	13.6%	13.4%
Revenues—Revenues were $1.58 billion for 2021, an increase of $154.4 million or 10.8% compared to the prior year. The increase was driven by a $71.5 million increase in E-Infrastructure Solutions, a $41.8 million increase in Transportation Solutions and a $41.1 million increase in Building Solutions.
Gross profit—Gross profit was $214.8 million for 2021, an increase of $23.4 million or 12.2% compared to the prior year. The Company’s gross margin increased to 13.6% in 2021, as compared to 13.4% in the prior year, driven by higher volume and the ramp up of construction on large design-build joint venture projects as we continued to reduce the lower margin low-bid heavy highway revenues for Transportation Solutions.
Contracts in progress which were not substantially complete totaled approximately 200 at both December 31, 2021 and 2020. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
General and administrative expenses—General and administrative expenses were $78.5 million, or 5.0% of revenue, for 2021, compared to $71.4 million, or 5.0% of revenue, in the prior year. The increase is primarily due to higher employee and insurance related costs.
Acquisition related costs—The Company had acquisition related costs of $3.9 million and $1.0 million in the years ended 2021 and 2020, respectively. These costs relate primarily to the acquisition of Petillo in 2021 and completing the integration of Plateau in 2020.
Other operating expense, net—Other operating expense, net, includes 50% of earnings and losses related to members’ interest of consolidated 50% owned subsidiaries, earn-out expense and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and increase the liability account. The change in other operating expense, net, was an increase of $1.0 million during 2021 compared to the prior year. Members’ interest earnings increased by $2.0 million during 2021 to $13.1 million from $11.1 million in the prior year, as a result of improved margin mix from our 50%

owned subsidiaries. Earn-out expense decreased by $1.0 million during 2021 to $0.5 million from $1.5 million in the prior year as the result of the end of the earn-out period in the second quarter of 2021.
Interest expense—Interest expense was $19.3 million in 2021 compared to $29.4 million in the prior year. The decrease is in part due to a 2% lower applicable interest rate provided under the amended Credit Agreement (as defined below), which was amended in the second quarter of 2021, and in part due to the Company’s declining original Term Loan Facility (as defined below) balance, as the Company has paid down $48.1 million of the balance in 2021.
Income taxes—The effective income tax rate was 27.7% in 2021 and 34.4% in the prior year. The decrease is primarily due to reduction in state income taxes and other permanent differences. Due to its net operating loss carryforwards, the Company had no cash payments for federal income taxes in 2021 or 2020. The Company makes cash payments for state income taxes in states in which the Company does not have net operating loss carryforwards. See Note 13 - Income Taxes for more information.
Segment Results
With the December 30, 2021 acquisition of Petillo, the Company realigned its operating groups to reflect management’s present oversight of operations. After realignment, the Company’s operations consist of three reportable segments: Transportation Solutions, E-Infrastructure Solutions and Building Solutions, with the commercial business reclassified from the previously reported Specialty Services operating group into the newly formed Building Solutions operating group. We incur expenses at the corporate level that relate to our business as a whole. Certain of these amounts have been charged to our business segments by various methods, largely on the basis of usage, with the unallocated remainder reported in the “Corporate” line. The segment information for the prior periods has been recast to conform to the current presentation.

	Years Ended December 31,
(In thousands)	2021	% of Revenues	2020	% of Revenues
Revenues
Transportation Solutions	$795,582	50%	$753,824	53%
E-Infrastructure Solutions	468,784	30%	397,253	28%
Building Solutions	317,400	20%	276,335	19%
Total Revenues	$1,581,766		$1,427,412

Operating Income
Transportation Solutions	$21,514	2.7%	$14,439	1.9%
E-Infrastructure Solutions	80,478	17.2%	76,522	19.3%
Building Solutions	32,564	10.3%	30,441	11.0%
Segment Operating Income	134,556	8.5%	121,402	8.5%
Corporate	(23,392)		(25,484)
Acquisition related costs	(3,877)		(1,026)
Total Operating Income	$107,287	6.8%	$94,892	6.6%
Transportation Solutions
Revenues—Revenues were $795.6 million for 2021, an increase of $41.8 million or 5.5%, compared to the prior year. The increase was driven by higher heavy highway and aviation revenue, partly offset by lower water containment and treatment revenue. The increase in heavy highway revenue was primarily due to the ramp up of construction on large design-build joint venture projects. During 2021, our low-bid heavy highway revenue decreased by $79.8 million, which was offset by an increase of $126.1 million from heavy highway design build and other revenues compared to the prior year.
Operating income—Operating income was $21.5 million for 2021, an increase of $7.1 million, compared to the prior year. The increase was the result of improved margin mix with the ramp up of construction on large design-build joint venture projects and the continuation of our strategic revenue reduction from lower margin low-bid heavy highway work.
E-Infrastructure Solutions
Revenues—Revenues were $468.8 million for 2021, an increase of $71.5 million or 18.0%, compared to the prior year. The increase was primarily driven by a higher volume of site development.

Operating income—Operating income was $80.5 million for 2021, an increase of $4.0 million, compared to the prior year. The increase was primarily driven by higher volume; however, it was partly offset by continued headwinds from supply chain issues and the related impact on productivity and efficiency.
Building Solutions
Revenues—Revenues were $317.4 million for 2021, an increase of $41.1 million or 14.9% compared to the prior year. The increase in revenue was primarily the result of a $44.5 million increase in residential revenues, partly offset by a $3.4 million decrease in commercial revenues. Despite inclement weather in Texas in the first half of 2021, the Company’s revenue increased due to a record number of concrete slabs poured in 2021. We continue to see strong demand for new housing in our Texas footprint and our expansion into the Arizona market.
Operating income—Operating income was $32.6 million for 2021, an increase of $2.1 million compared to the prior year. The increase was driven by the aforementioned higher volume; however, operating margins declined due to higher material costs for concrete, steel and lumber, and the lack of consistent availability of these materials, as well as labor shortages and increased subcontractor labor costs. While the Company has worked with customers to pass on the increases in material and labor cost, the Company may not be successful in recouping these additional costs in the future.
Corporate
Operating expense—The corporate overhead element of general and administrative expenses, which is not allocated to the business segments, was $23.4 million for 2021, a decrease of $2.1 million compared to the prior year. Corporate overhead is primarily comprised of corporate headquarters facility expense, the cost of the executive management team, and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as corporate human resources, legal, governance and finance functions.
LIQUIDITY AND SOURCES OF CAPITAL
Cash—Cash at December 31, 2021 was $81.8 million, and includes the following components:

	As of December 31,
(In thousands)	2021	2020
Generally Available	$29,812	$26,419
Consolidated 50% Owned Subsidiaries	30,429	30,354
Construction Joint Ventures	21,599	9,412
Total Cash	$81,840	$66,185
The following tables set forth information about our cash flows and liquidity:

	Years Ended December 31,
(In thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$151,594	$120,911
Investing activities	(223,449)	(30,491)
Financing activities	87,906	(68,340)
Net change in cash and cash equivalents	$16,051	$22,080
Operating Activities—During 2021, net cash provided by operating activities was $151.6 million compared to net cash provided by operating activities of $120.9 million in the prior year. Cash flows provided by operating activities were driven by higher net income, adjusted for various non-cash items and changes in accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below, and other accrued liabilities.

Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in components of Contract Capital during the years ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,
(In thousands)	2021	2020
Contracts in progress, net	$12,906	$65,963
Accounts receivable	(8,300)	(8,552)
Receivables from and equity in construction joint ventures	(243)	(7,457)
Accounts payable	26,605	(42,392)
Change in Contract Capital, net	$30,968	$7,562
During 2021, the change in Contract Capital increased liquidity by $31.0 million. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.
Investing Activities—During 2021, net cash used in investing activities was $223.4 million, compared to net cash used of $30.5 million in the prior year. In 2021, the cash used in investing activities was driven by acquisitions, primarily the Petillo Acquisition, and to a lesser extent, purchases of capital equipment less cash proceeds from the sale of property and equipment. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment.
Financing Activities—During 2021, net cash provided by financing activities was $87.9 million compared to net cash used of $68.3 million in the prior year. In 2021, the cash provided by financing activities was driven by the $140.0 million of cash received from our amended Credit Facility (as defined below), which was utilized to fund the Petillo Acquisition. The financing inflow was partially offset by $48.1 million in repayments on the Term Loan Facility (as defined below), $2.5 million in distributions to noncontrolling interest owners and $1.3 million in payments of debt issuance costs associated with amending our Credit Facility (as defined below).
Credit Facilities, Debt and Other Capital
General—In addition to our available cash, cash equivalents and cash provided by operations, from time to time we use borrowings to finance acquisitions, our capital expenditures and working capital needs.
Credit Facility—Our amended credit agreement (as amended, the “Credit Agreement”) provides the Company with senior secured debt financing in an initial principal amount of up to $475.0 million in the aggregate (collectively, the “Credit Facility”), consisting of (i) a senior secured first lien term loan facility (the “Term Loan Facility”) in the initial aggregate principal amount of $400.0 million and (ii) a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $75.0 million (with a $75.0 million limit for the issuance of letters of credit and a $15.0 million sublimit for swing line loans). At December 31, 2021, we had $446.9 million of outstanding borrowings under the Term Loan Facility and no outstanding borrowings under the Revolving Credit Facility. The obligations under the Credit Facility are secured by substantially all assets of the Company and the subsidiary guarantors, subject to certain permitted liens and interests of other parties. The Credit Facility will mature on October 2, 2024.
Other Debt—Other debt primarily consists of a subordinated promissory note to the Plateau seller and short-term Paycheck Protection Program loans (the “PPP Loans”) received by the Company’s two 50% owned subsidiaries.
As part of the Plateau Acquisition, the Company issued a $10.0 million subordinated promissory note to one of the Plateau sellers that bears interest at 8% with interest payments due quarterly beginning January 1, 2020. The subordinated promissory note has no scheduled payments, however, it may be repaid in whole or in part at any time, subject to certain payment restrictions under a subordination agreement with the Agent under our Credit Agreement, without premium or penalty, with final payment of all principal and interest then outstanding due on April 2, 2025. At inception, the subordinated promissory note’s interest rate approximated market.
During the second quarter of 2020, the Company’s two 50% owned subsidiaries received three short-term PPP Loans totaling approximately $9.8 million. The loans may be fully or partially forgiven if the funds are used for payroll related costs, interest on mortgages, rent and utilities, and as long as the employee headcount and salary levels remain consistent with our baseline period over an eight to twenty-four week period following the date the loans were received. Any forgiveness of the loans requires approval by the Small Business Administration (“SBA”). If the SBA determines that the loans are not fully or partially forgiven, the balance is subject to a 1% interest rate and requires repayment. During 2021, the SBA forgave two of the PPP Loans totaling approximately $5.0 million, of which the Company recorded a gain on debt extinguishment of approximately $2.5 million for its 50% portion of the gain. The remaining PPP Loan is classified as short-term debt under “Current Liabilities” on the Consolidated Balance Sheet at December 31, 2021, as we filed for a forgiveness determination with the SBA in 2021 and we are awaiting their decision.
Compliance and Other—The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict the ability of us and our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain certain financial covenants. As of December 31, 2021, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Consolidated Balance Sheets. As of December 31, 2021 and 2020, the carrying values of our debt outstanding approximated the fair values.
Borrowings—Based on our average borrowings for 2021 and our 2022 forecasted cash needs, we continue to believe that the Company has sufficient liquid financial resources to fund our requirements for the next year of operations. Furthermore, the Company is continually assessing ways to increase revenues and reduce costs to improve liquidity. However, in the event of a substantial cash constraint and if we were unable to secure adequate debt financing, our liquidity could be materially and adversely affected.
Issuance Common Stock—On December 30, 2021, in connection with the acquisition of Petillo, the Company issued 759,447 shares of the Company’s stock as consideration paid to the Petillo sellers. The value of the shares issued was $20.4 million based on Sterling’s closing stock price on December 29, 2021. See Note 3 - Acquisitions for further discussion.
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
Capital Strategy—The Company will continue to explore additional revenue growth and capital alternatives to improve leverage and strengthen its financial position in order to take advantage of trends in the civil infrastructure and E-infrastructure markets. The Company expects to pursue strategic uses of its cash, such as, investing in projects or businesses that meet its gross margin targets and overall profitability and managing its debt balances.
Material Cash Requirements
The following table sets forth our material cash requirements from contractual obligations at December 31, 2021:

	Payments due by period
(In thousands)	Total	<1 Year	1 - 3 Years	4 – 5 Years	>5 Years
Credit Facility	$446,888	$23,225	$423,663	$—	$—
Credit Facility interest	34,434	13,205	21,229	—	—
Other notes payable (inclusive of outstanding interest)	13,171	948	1,823	10,400	—
Members’ interest subject to mandatory redemption and undistributed earnings (1)	55,115	55,115	—	—	—
Total	$549,608	$92,493	$446,715	$10,400	$—
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
Capital Expenditures—Capital equipment is acquired as needed by increased levels of production and to replace retiring equipment. Capital expenditures, net of disposals, incurred in 2021 were $42.5 million. Management expects net capital expenditures in 2022 to be in the range of $50.0 to $55.0 million; however, the award of a project requiring significant purchases of equipment or other factors could result in increased expenditures.

NEW ACCOUNTING STANDARDS
See the applicable section of Note 2 - Basis of Presentation and Significant Accounting Policies for a discussion of new accounting standards.
CRITICAL ACCOUNTING ESTIMATES
The discussion and analysis of the financial condition and results of operations are based on the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting policies generally accepted in the U.S. (“GAAP”). The preparation of these Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. The Company continually evaluates its estimates based on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting estimates involve more significant judgment used in the preparation of the Consolidated Financial Statements.
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

Purchase Price Allocations—The aggregate purchase price for the acquisition of Petillo was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values as of December 30, 2021, which were based, in part, upon internal and external valuations of certain assets, including specifically identified intangible assets and property and equipment. The valuations were based on the income-based and market-based valuation methods noted above. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired, totaling $67.8 million, was recorded as goodwill. See Note 3 - Acquisitions for further discussion.
Goodwill—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment or when other actions require an impairment assessment. The Company performs the annual impairment assessment during the fourth quarter of each year based on balances as of October 1. During the fourth quarter of 2021, 2020 and 2019, the Company performed a qualitative assessment of goodwill, and based on this assessment, no indicators of impairment were present. Factors considered include macroeconomic, industry and competitive conditions, financial performance and reporting unit specific events. These are discussed in a number of places including Item 1A “Risk Factors.” Our annual assessments indicated there was no impairment of goodwill during the years ended December 31, 2021, 2020 and 2019.
Long-lived Assets—Long-lived assets, which include property, equipment and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to their respective carrying amounts to determine if an impairment exists. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on operating results and financial position. For the years ended December 31, 2021, 2020 and 2019, there were no events or changes in circumstances that would indicate a material impairment of our long-lived assets.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We continue to utilize a swap arrangement to hedge against interest rate variability associated with $275.0 million of the $446.9 million outstanding under the Term Loan Facility. The Company has designated its interest rate swap agreement as a cash flow hedging derivative. To the extent the derivative instrument is effective and the documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) (“OCI”) until the underlying hedged item is recognized in earnings. At December 31, 2021 the fair value of the swap recorded in accumulated other comprehensive income (loss) (“AOCI”) was a net loss of $2.2 million. For the $171.9 million remaining portion of the Term Loan Facility not associated with the interest rate swap hedge, at December 31, 2021 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $1.7 million per year.
Other
Fair Value—The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At December 31, 2021, the fair value of the term loan, based upon the current market rates for debt with similar credit risk and maturities, approximated its carrying value as interest is based on LIBOR plus an applicable margin.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sterling Construction Company, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2022 expressed an unqualified opinion.
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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue recognized over time
As described further in Note 2 to the financial statements, revenues derived from long-term contracts in the transportation solutions and e-infrastructure solutions segments are recognized as the performance obligations are satisfied over time. The Company uses a ratio of project costs incurred to estimated total costs for each contract to recognize revenue. Under the cost-to-cost approach, the determination of the progress towards completion requires management to prepare estimates of the costs to complete. In addition, the Company’s contracts may include variable consideration related to contract modifications through change orders or claims, and management must also estimate the variable consideration the Company expects to receive in order to estimate the total contract revenue. We identified revenue recognized over time to be a critical audit matter.
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
•We tested the Company’s cost-to-cost estimates by evaluating the appropriate application of the cost-to-cost method, testing the significant assumptions used to develop the estimated cost to complete and testing the completeness and accuracy of the underlying data
•We tested the estimated variable consideration by evaluating the appropriate application of the most likely amount method, and tracing amounts to supporting documentation.
Valuation of intangibles acquired in the Petillo Acquisition
As described further in note 3 to the financial statements, the Company completed the acquisition of Petillo, Inc. (“Petillo”) for a total purchase price of $204.6 million on December 30, 2021. The Company’s accounting for the acquisition required the estimation of the fair value of assets acquired and liabilities assumed, which included a preliminary purchase price allocation of identifiable intangible assets of $69.8 million for tradename and customer relationships. We have identified the valuation of the customer relationships and tradename to be a critical audit matter.
The principal considerations for our determination that the valuation of the intangibles acquired in the Petillo acquisition is a critical audit matter are that the significant estimation uncertainty involved and significant auditor judgement necessary to obtain and evaluate the audit evidence related to management’s accounting for the fair value of the customer relationships and tradename due to the timing of the acquisition. The significant assumptions used to estimate the fair value of the identifiable intangible assets included the discount rates, royalty rate, and forecasted revenue growth rates and gross profit margins. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions and require significant auditor judgment in evaluating the reasonableness of the assumptions.
Our audit procedures related to the valuation of the identified intangibles included the following, among others.
•We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s processes and controls related to valuation of the intangibles.
•We evaluated the significant assumptions used by comparing the forecasted revenue growth rates and gross profit margins to current industry and market trends and to the historical results of the acquired Petillo business.
•We involved valuation specialists to assist in our evaluation of the valuation methodology and reasonableness of significant assumptions used by the Company. These procedures included developing a range of independent estimates for the discount rates and royalty rate and comparing those to the rates selected by management as well as performing sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the acquired customer lists and trade name intangible assets that would result from changes in the assumptions.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2001.
Houston, Texas
March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sterling Construction Company, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sterling Construction Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 1, 2022 expressed an unqualified opinion on those financial statements.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Petillo, Inc. or Kimes & Stone, wholly-owned subsidiaries, whose financial statements collectively reflect 22 percent of total assets of the related consolidated financial statement amount as of and for the year ended December 31, 2021. As indicated in Management’s Report, Petillo, Inc. and Kimes & Stone were acquired during 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Petillo, Inc and Kimes & Stone.
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

/s/ GRANT THORNTON LLP

Houston, Texas
March 1, 2022

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Revenues	$1,581,766	$1,427,412	$1,126,278
Cost of revenues	(1,367,009)	(1,236,043)	(1,018,484)
Gross profit	214,757	191,369	107,794
General and administrative expense	(78,506)	(71,415)	(49,200)
Intangible asset amortization	(11,464)	(11,436)	(4,695)
Acquisition related costs	(3,877)	(1,026)	(4,311)
Other operating expense, net	(13,623)	(12,600)	(11,837)
Operating income	107,287	94,892	37,751
Interest income	52	161	1,142
Interest expense	(19,348)	(29,377)	(16,686)
Gain (loss) on extinguishment of debt, net	2,032	(301)	(7,728)
Income before income taxes	90,023	65,375	14,479
Income tax (expense) benefit	(24,900)	(22,471)	26,216
Net income	65,123	42,904	40,695
Less: Net income attributable to noncontrolling interests	(2,478)	(598)	(794)
Net income attributable to Sterling common stockholders	$62,645	$42,306	$39,901

Net income per share attributable to Sterling common stockholders:
Basic	$2.19	$1.52	$1.50
Diluted	$2.15	$1.50	$1.47

Weighted average common shares outstanding:
Basic	28,600	27,859	26,671
Diluted	29,101	28,195	27,119

The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Net income	$65,123	$42,904	$40,695
Other comprehensive income, net of tax
Change in interest rate swap, net of tax (Note 10)	3,541	(5,055)	(209)
Total comprehensive income	68,664	37,849	40,486
Less: Comprehensive income attributable to noncontrolling interests	(2,478)	(598)	(794)
Comprehensive income attributable to Sterling common stockholders	$66,186	$37,251	$39,692

The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents ($35,378 and $26,122 related to variable interest entities (“VIEs”))	$81,840	$66,185
Accounts receivable ($26,176 and $25,789 related to VIEs)	232,153	177,424
Contract assets ($10,249 and $8,370 related to VIEs)	83,310	84,975
Receivables from and equity in construction joint ventures ($7,058 and $9,708 related to VIEs)	16,896	16,653
Other current assets ($1,087 and $1,493 related to VIEs)	20,492	16,306
Total current assets	434,691	361,543
Property and equipment, net ($10,420 and $6,010 related to VIEs)	204,316	126,668
Operating lease right-of-use assets, net ($5,097 and $4,213 related to VIEs)	24,520	16,515
Goodwill ($1,501 and $1,501 related to VIEs)	259,791	192,014
Other intangibles, net	303,223	244,887
Other non-current assets, net	4,455	11,067
Total assets	$1,230,996	$952,694
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($23,611 and $19,505 related to VIEs)	$144,982	$95,201
Contract liabilities ($22,583 and $17,678 related to VIEs)	127,932	114,019
Current maturities of long-term debt ($4,857 and $6,793 related to VIEs)	28,230	77,434
Current portion of long-term lease obligations ($2,334 and $1,801 related to VIEs)	8,841	7,588
Accrued compensation ($2,388 and $2,141 related to VIEs)	22,803	18,013
Other current liabilities ($889 and $1,374 related to VIEs)	18,972	9,629
Total current liabilities	351,760	321,884
Long-term debt ($81 and $53 related to VIEs)	428,588	291,249
Long-term lease obligations ($2,763 and $2,412 related to VIEs)	15,831	8,958
Members’ interest subject to mandatory redemption and undistributed earnings	55,115	51,290
Deferred tax liability, net	14,656	—
Other long-term liabilities ($0 and $722 related to VIE’s)	4,819	10,584
Total liabilities	870,769	683,965
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, par value $0.01 per share; 38,000 shares authorized, 29,838 and 28,279 shares issued, 29,838 and 28,184 shares outstanding	298	283
Additional paid in capital	280,274	256,423
Treasury stock, at cost: 0 and 95 shares	—	(1,445)
Retained earnings	79,918	17,273
Accumulated other comprehensive loss	(1,723)	(5,264)
Total Sterling stockholders’ equity	358,767	267,270
Noncontrolling interests	1,460	1,459
Total stockholders’ equity	360,227	268,729
Total liabilities and stockholders’ equity	$1,230,996	$952,694
The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$65,123	$42,904	$40,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,201	32,785	20,740
Amortization of debt issuance costs and non-cash interest	2,242	3,193	3,393
Gain on disposal of property and equipment	(1,396)	(1,495)	(527)
(Gain) loss on debt extinguishment	(2,032)	301	4,334
Deferred taxes	21,428	19,439	(27,398)
Stock-based compensation expense	11,771	11,643	3,788
Change in fair value of interest rate swap	(32)	265	(30)
Changes in operating assets and liabilities (Note 18)	20,289	11,876	(2,928)
Net cash provided by operating activities	151,594	120,911	42,067
Cash flows from investing activities:
Acquisitions, net of cash acquired	(180,911)	—	(396,323)
Capital expenditures	(46,651)	(32,864)	(15,397)
Proceeds from sale of property and equipment	4,113	2,373	1,334
Net cash used in investing activities	(223,449)	(30,491)	(410,386)
Cash flows from financing activities:
Cash received from credit facility	140,000	—	430,000
Repayments of debt	(48,273)	(77,745)	(87,621)
Distributions to noncontrolling interest owners	(2,477)	(432)	(7,360)
Purchase of treasury stock	—	—	(3,201)
Debt issuance costs	(1,340)	—	(10,688)
Other	(4)	9,837	(199)
Net cash provided by (used in) financing activities	87,906	(68,340)	320,931
Net change in cash, cash equivalents, and restricted cash	16,051	22,080	(47,388)
Cash, cash equivalents, and restricted cash at beginning of period	72,642	50,562	97,950
Cash, cash equivalents, and restricted cash at end of period	88,693	72,642	50,562
Less: restricted cash (Other current assets)	(6,853)	(6,457)	(4,829)
Cash and cash equivalents at end of period	$81,840	$66,185	$45,733

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$17,236	$26,941	$11,566
Cash paid during the period for income taxes	$3,061	$4,745	$94
Non-cash items:
Share consideration given for acquisitions	$20,406	$—	$16,195
Notes and deferred payments to sellers	$—	$—	$10,000
Tax basis election and other payments due to sellers	$10,833	$—	$5,015
Capital expenditures	$264	$—	$—
The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	STERLING CONSTRUCTION COMPANY, INC. STOCKHOLDERS
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Sterling Stockholders’ Equity	Non-controlling Interests
	Shares	Amount		Shares	Amount					Total
Balance at December 31, 2018	26,597	$271	$233,795	467	$(4,731)	$(64,934)	$—	$164,401	$7,859	$172,260
Net income	—	—	—	—	—	39,901	—	39,901	794	40,695
Change in interest rate swap	—	—	—	—	—	—	(209)	(209)	—	(209)
Stock-based compensation	(1)	—	3,788	—	—	—	—	3,788	—	3,788
Distributions to owners	—	—	—	—	—	—	—	—	(7,360)	(7,360)
Purchase of treasury stock	(250)	—	—	250	(3,201)	—	—	(3,201)	—	(3,201)
Stock issued for Plateau acquisition	1,245	12	16,183	—	—	—	—	16,195	—	16,195
Issuance of stock	273	—	(2,599)	(273)	2,751	—	—	152	—	152
Shares withheld for taxes	(92)	—	(148)	74	(961)	—	—	(1,109)	—	(1,109)
Balance at December 31, 2019	27,772	$283	$251,019	518	$(6,142)	$(25,033)	$(209)	$219,918	$1,293	$221,211
Net income	—	—	—	—	—	42,306	—	42,306	598	42,904
Change in interest rate swap	—	—	—	—	—	—	(5,055)	(5,055)	—	(5,055)
Stock-based compensation	—	—	11,643	—	—	—	—	11,643	—	11,643
Distributions to owners	—	—	—	—	—	—	—	—	(432)	(432)
Issuance of stock	546	—	(6,012)	(546)	6,542	—	—	530	—	530
Shares withheld for taxes	(134)	—	(140)	123	(1,845)	—	—	(1,985)	—	(1,985)
Other	—	—	(87)	—	—	—	—	(87)	—	(87)
Balance at December 31, 2020	28,184	$283	$256,423	95	$(1,445)	$17,273	$(5,264)	$267,270	$1,459	$268,729
Net income	—	—	—	—	—	62,645	—	62,645	2,478	65,123
Change in interest rate swap	—	—	—	—	—	—	3,541	3,541	—	3,541
Stock-based compensation	—	—	11,771	—	—	—	—	11,771	—	11,771
Distributions to owners	—	—	—	—	—	—	—	—	(2,477)	(2,477)
Stock issued for Petillo acquisition	759	8	20,398	—	—	—	—	20,406	—	20,406
Issuance of stock	1,207	10	(1,276)	(111)	1,741	—	—	475	—	475
Shares withheld for taxes	(312)	(3)	(7,039)	16	(296)	—	—	(7,338)	—	(7,338)
Other	—	—	(3)	—	—	—	—	(3)	—	(3)
Balance at December 31, 2021	29,838	$298	$280,274	—	$—	$79,918	$(1,723)	$358,767	$1,460	$360,227
The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
($ and share values in thousands, except per share data)

1.	NATURE OF OPERATIONS
Business Summary
Sterling Construction Company, Inc., (“Sterling,” “the Company,” “we,” “our” or “us”), a Delaware corporation, operates through a variety of subsidiaries within three segments specializing in Transportation, E-Infrastructure and Building Solutions in the United States (the “U.S.”), primarily across the Southern, Northeastern and Mid-Atlantic U.S., the Rocky Mountain States, California and Hawaii, as well as other areas with strategic construction opportunities. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, light rail, water, wastewater and storm drainage systems. E-Infrastructure Solutions projects develop advanced, large-scale site development systems and services for data centers, e-commerce distribution centers, warehousing, transportation, energy and more. Building Solutions projects include residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs and other concrete work. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.

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
Estimates and Judgments—The preparation of the accompanying Consolidated Financial Statements in conformance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting estimates of the Company require a higher degree of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts over time, the valuation of long-lived assets, goodwill and purchase accounting estimates. Management continually evaluates all of its estimates and judgments based on available information and experience; however, actual results could differ from these estimates.
Significant Accounting Policies
    Revenue Recognition—Our revenue is derived from long-term contracts for customers in our Transportation Solutions and E-Infrastructure Solutions business segments, as well as short-term projects for customers in our Building Solutions business segment. Accounting treatment for these contracts in accordance with Accounting Standards Update (“ASU”) 2014-09 (Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers) is as follows:
•Performance Obligations Satisfied Over Time
Recognition of Performance Obligations—A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Transportation Solutions and Commercial projects typically span between 12 to 36 months, and E-Infrastructure Solutions projects are between 6 to 24 months. The majority of our contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Some contracts have multiple performance obligations, most commonly due to the contract covering multiple phases of the project life cycle (design and construction).
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
Remaining Performance Obligations (“RPOs”)—RPOs represent the amount of revenues we expect to recognize in the future from our contract commitments on projects and are hereafter referred to as “Backlog.” Backlog includes the entire expected revenue values for joint ventures we consolidate and our proportionate value for those we proportionately consolidate. Backlog may not be indicative of future operating results, and projects included in Backlog may be canceled, modified or otherwise altered by customers. See Note 4 - Revenue from Customers for further discussion.
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
Accounts Receivable—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Receivables increased by $54,729 compared to December 31, 2020, primarily due to the accounts receivable balance acquired in the Petillo Acquisition. Receivables are written off based on the individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At December 31, 2021 and 2020, our allowance for our estimate of expected credit losses was zero.
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
Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. At December 31, 2021 and 2020, contract assets included $47,308 and $44,412 of retainage, respectively, and contract liabilities included $46,882 and $33,856 of retainage, respectively. Retainage on active contracts is classified as current regardless of the term of the contract and is generally collected within one year of the completion of a contract. We anticipate collecting approximately 65% of our December 31, 2021 retainage in 2022. These assets and liabilities are reported on the Consolidated Balance Sheet within “Contract assets” and “Contract liabilities” on a contract-by-contract basis at the end of each reporting period.
Contract assets decreased by $1,665 primarily due to lower unbilled revenue, partly offset by the balance acquired in the Petillo Acquisition. Contract liabilities increased by $13,913 compared to December 31, 2020, due to the balance acquired in the Petillo Acquisition and the timing of advance billings and work progression. Revenue recognized for the year ended December 31, 2021 that was included in the contract liability balance on December 31, 2020 was $472,766. Revenue recognized for the year ended December 31, 2020 that was included in the contract liability balance on December 31, 2019 was $444,213.
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
Cash and Restricted Cash—Our cash is comprised of highly liquid investments with maturities of three months or less. Restricted cash of $6,853 and $6,457 is included in “Other current assets” on the Consolidated Balance Sheets at December 31, 2021 and 2020, respectively. This primarily represents cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements.
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

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•Operating & Finance Leases—The Company determines if an arrangement is a lease at inception. The operating lease right-of-use (“ROU”) assets are included within the Company’s non-current assets and lease liabilities are included in current or non-current liabilities on the Company’s Consolidated Balance Sheets. Finance leases are included in “Property and equipment,” “Current maturities of long-term debt” and “Long-term debt” on the Company’s Consolidated Balance Sheets. ROU assets represent the Company’s right to use, or control the use of, a specified asset for the lease term. Lease liabilities are the Company’s obligation to make lease payments arising from a lease and are measured on a discounted basis. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term on the commencement date. The operating lease ROU asset includes any lease payments made and initial direct costs incurred and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments continues to be recognized on a straight-line basis over the lease term.
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
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted the new standard effective December 31, 2021, with the new standard applicable to our acquisition of Petillo (“Petillo Acquisition,” as defined below), however it did not have a material impact to our consolidated operating results, financial position or cash flows.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	ACQUISITIONS
General—On December 30, 2021 (the “Closing Date”), Sterling completed the acquisition (the “Petillo Acquisition”) of Petillo Incorporated and its related entities (collectively, “Petillo”). Petillo is a leading specialty site development contractor based in Flanders, New Jersey and serves the Northeastern and Mid-Atlantic States, providing large-scale site infrastructure improvement services, including full-service excavation, underground utility construction, environmental remediation, drainage systems for commercial construction and water management and distribution systems. The Petillo Acquisition is accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations.
Purchase Consideration—Sterling completed the Petillo Acquisition for a purchase price of $204,563, net of cash acquired, detailed as follows:

Cash consideration transferred, net of cash acquired	$175,000
Equity consideration transferred (759 shares at $26.87 per share(1))	20,406
Estimated tax basis step-up payment	7,800
Target working capital adjustment	1,357
Total consideration	$204,563
(1) Sterling’s closing stock price on December 29, 2021.
Additionally, as part of the Petillo Acquisition, upon the satisfaction of certain operating income thresholds attributable to Petillo during the five-year period following the Closing Date (the “earn-out period”), and subject to Michael V. Petillo’s (“Mr. Petillo”) continued employment and certain other conditions, the Company is required to make earn-out payments in an amount equal to 30% of the aggregate operating income of Petillo that is in excess of certain specified thresholds calculated as of December 31 in each of the five years following the Closing Date, which earn-out payments are payable during the fiscal year following such determination dates. The earn-out payments are capped at $20,000 in the aggregate over the earn-out period.
The Company also entered into an employment agreement with Mr. Petillo. The employment agreement provides for cash retention payments in the aggregate amount of $15,000 payable in equal $3,000 installments over a five-year period commencing on the first anniversary of the Closing Date.
The Company’s analysis indicates that the earn-out and retention payments are compensation as they are tied to the continuing employment of Mr. Petillo, and therefore will not be treated as additional contingent consideration.
Preliminary Purchase Price Allocation—The aggregate purchase price noted above was allocated to the assets and liabilities acquired based upon their estimated fair values at the acquisition closing date, which were based, in part, upon a preliminary external appraisal and valuation of certain assets, including specifically identified intangible assets. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired totaling $67,777 was recorded as goodwill.
The following table summarizes our purchase price allocation at the acquisition closing date, net of cash acquired:

Net tangible assets:
Accounts receivable	$45,069
Contract assets	5,953
Other current assets	193
Property and equipment, net	48,936
Other non-current assets, net	5,498
Accounts payable	(21,863)
Contract liabilities	(8,585)
Other current liabilities	(8,215)
Total net tangible assets	66,986
Identifiable intangible assets	69,800
Goodwill	67,777
Total consideration transferred	$204,563
The purchase price allocation above is subject to further change when additional information is obtained. We have not finalized our assessment of the fair values primarily for intangible assets and property and equipment. We intend to finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closing date of the Petillo Acquisition. Our final purchase price allocation may result in additional adjustments to various other assets and liabilities, including the residual amount allocated to goodwill during the measurement period.
Identifiable Intangible Assets—Intangible assets identified as part of the Petillo Acquisition are reflected in the table below and are recorded at their estimated fair value, as determined by the Company’s management, based on available information which includes a preliminary valuation from external experts. The estimated useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

	Weighted Average Life (Years)	December 30, 2021 Fair Value
Customer Relationships	25	$42,300
Trade Names	25	27,500
Total		$69,800
Acquired Backlog—Petillo’s backlog totaled $210,600 at the acquisition closing date.
Impact of the Acquisition on the Consolidated Statement of Operations—Due to the acquisition’s proximity to year end, Petillo’s operating results had no impact on the Company’s Consolidated Statement of Operations for the year ended December 31, 2021.
Supplemental Pro Forma Information (Unaudited)—The following unaudited pro forma combined financial information (“the pro forma financial information”) gives effect to the Petillo Acquisition, accounted for as a business combination using the purchase method of accounting. The pro forma financial information reflects the Petillo Acquisition and related events as if they occurred at the beginning of the period and includes adjustments to (1) include compensation expense associated with the employment agreement the Company entered into with Mr. Petillo, (2) include additional intangible asset amortization associated with the Petillo Acquisition, (3) include additional interest expense associated with the Petillo Acquisition and (4) include the pro forma results of Petillo for the years ended December 31, 2020 and 2021. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the Petillo Acquisition.

	Years Ended December 31,
	2021	2020
Pro forma revenue	$1,785,133	$1,650,096
Pro forma net income attributable to Sterling	$76,561	$58,639
Kimes Acquisition—On December 28, 2021, we completed our acquisition of Kimes & Stone (“Kimes”) for an all-cash purchase price of approximately $7,600. Kimes provides a diversified services offering of soil stabilization for site development on e-commerce projects such as large fulfillment and distribution centers and data centers, as well as soil stabilization for roadways and manufacturing plant construction. The transaction includes a fleet of soil stabilization equipment and working capital.

4.	REVENUE FROM CUSTOMERS
Backlog—The following table presents the Company’s backlog, by segment:

	December 31,
	2021	2020
Transportation Solutions Backlog	$963,267	$898,183
E-Infrastructure Solutions Backlog	432,613	192,049
Building Solutions Backlog - Commercial	97,235	85,156
Total Backlog	$1,493,115	$1,175,388
The Company expects to recognize approximately 63% of its backlog as revenue during the next twelve months, and the balance thereafter.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Disaggregation—The following tables present the Company’s revenue disaggregated by major end market and contract type:

	Years Ended December 31,
Revenues by major end market	2021	2020	2019
Heavy Highway	$572,902	$526,561	$483,175
Aviation	119,327	109,894	141,371
Water Containment and Treatment	58,100	69,922	65,795
Other	45,253	47,447	69,984
Transportation Solutions Revenues	795,582	753,824	760,325
E-Infrastructure Solutions Revenues	468,784	397,253	84,637
Residential	209,201	164,694	153,129
Commercial	108,199	111,641	128,187
Building Solutions Revenues	317,400	276,335	281,316
Total Revenues	$1,581,766	$1,427,412	$1,126,278

Revenues by contract type
Fixed-Unit Price	$871,832	$843,401	$708,638
Lump Sum	494,590	389,045	262,237
Residential and Other	215,344	194,966	155,403
Total Revenues	$1,581,766	$1,427,412	$1,126,278
Each of these contract types presents advantages and disadvantages. Typically, the Company assumes more risk with lump-sum contracts; however, these types of contracts offer additional profits if the work is completed for less than originally estimated. Under fixed-unit price contracts, the Company’s profit may vary if actual labor-hour costs vary significantly from the negotiated rates. Also, because some contracts can provide little or no fee for managing material costs, the components of contract cost can impact profitability.
Variable Consideration
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to the Company’s customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken. Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $13,905 and $7,142, at December 31, 2021 and 2020, respectively, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes such profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in contract estimates resulted in a net increase of $14,435 for the year ended December 31, 2021, a net increase of $7,439 for the year ended December 31, 2020 and a net decrease of $9,044 for the year ended December 31, 2019, included in “Operating income” on the Consolidated Statements of Operations.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	CONSOLIDATED 50% OWNED SUBSIDIARIES
The Company has 50% ownership interests in two subsidiaries (“Myers” and “RHB”) that it fully consolidates as a result of its exercise of control over the entities. The earnings attributable to the 50% portions the Company does not own were approximately $13,100, $11,100 and $9,800 for 2021, 2020 and 2019, respectively, and are eliminated within “Other operating expense, net” in the Consolidated Statements of Operations. Any undistributed earnings for partners are included in “Members’ interest subject to mandatory redemption and undistributed earnings” within the Consolidated Balance Sheets and are mandatorily payable at the time of the noncontrolling owners’ death or permanent disability.
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
The liability consists of the following:

	As of December 31,
	2021	2020
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	15,115	11,290
Total liability	$55,115	$51,290
The Company must determine whether any of its entities, including these two 50% owned subsidiaries, in which it participates, is a VIE. The Company determined that Myers is a VIE and that the Company is the primary beneficiary because pursuant to the terms of the Myers Operating Agreement, the Company is exposed to the majority of potential losses of the partnership.
Summary financial information for Myers is as follows:

	Years Ended December 31,
	2021	2020	2019
Revenues	$167,393	$200,674	$205,615
Operating income	$3,222	$4,796	$6,372
Net income	$2,565	$2,382	$3,196

6.	CONSTRUCTION JOINT VENTURES
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

	Years Ended December 31,
	2021	2020
Revenues	$55,373	$15,800
Operating income	$5,598	$1,271
Net income	$5,605	$1,278

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

	As of December 31,
	2021	2020
Current assets	$130,898	$143,608
Current liabilities	$(91,121)	$(141,295)
Sterling’s receivables from and equity in construction joint ventures	$16,896	$16,653

	Years Ended December 31,
	2021	2020	2019
Revenues	$252,026	$198,497	$158,291
Income before tax	$31,684	$22,517	$20,449
Sterling’s noncontrolling interest:
Revenues	$110,627	$88,825	$76,419
Income before tax	$14,150	$10,061	$8,170
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

7.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	As of December 31,
	2021	2020
Construction and transportation equipment	$315,756	$231,799
Buildings and improvements	24,098	21,025
Land	3,891	3,891
Office equipment	3,839	3,012
Total property and equipment	347,584	259,727
Less accumulated depreciation	(143,268)	(133,059)
Total property and equipment, net	$204,316	$126,668
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $22,737, $21,349 and $16,045 for 2021, 2020 and 2019, respectively.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
    Reporting Units—The Company’s reporting units consist of its Transportation Solutions, E-Infrastructure Solutions and Building Solutions segments. Goodwill is not amortized, but instead is reviewed for impairment at least annually during the fourth quarter of each year at the reporting level, absent any interim indicators of impairment or other factors requiring an assessment.
Annual Impairment Assessment—For our 2021 annual impairment test we performed a qualitative assessment, using information as of October 1. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. We determined there were no factors indicating the need to perform a quantitative goodwill impairment test and concluded that it is more likely than not the fair value of our reporting units is greater than their carrying value and thus there was no impairment to goodwill.
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results. No impairments were recorded to our goodwill during the years ended December 31, 2021, 2020 and 2019. No material events or changes occurred between the testing date and year end to trigger a subsequent impairment review.
At December 31, 2021 and 2020, we had goodwill with a carrying amount of $259,791 and $192,014, respectively. The following table presents goodwill by reportable segment:

	As of December 31,
	2021	2020
Goodwill
Transportation Solutions	$54,806	$54,806
E-Infrastructure Solutions	174,560	106,783
Building Solutions	30,425	30,425
Total Goodwill	$259,791	$192,014
Other Intangible Assets
The following table presents our acquired finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		December 31, 2021		December 31, 2020
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	25	$274,923	$(25,838)	$232,623	$(16,360)
Trade name	24	57,607	(4,726)	30,107	(3,209)
Non-compete agreements	5	2,487	(1,230)	2,487	(761)
Total	24	$335,017	$(31,794)	$265,217	$(20,330)
During the years ended December 31, 2021, 2020 and 2019, we have amortized $11,464, $11,436, and $4,695 respectively. Amortization expense is anticipated to be approximately $14,100, $14,000, $13,800, $13,500, and $13,500 for 2022, 2023, 2024, 2025 and 2026, respectively.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	DEBT
The Company’s outstanding debt was as follows:

	As of December 31,
	2021	2020
Term Loan Facility	$446,888	$355,000
Revolving Credit Facility	—	—
Credit Facility	446,888	355,000
Other debt	15,309	20,397
Total debt	462,197	375,397
Less - Current maturities of long-term debt	(28,230)	(77,434)
Less - Unamortized debt issuance costs	(5,379)	(6,714)
Total long-term debt	$428,588	$291,249
Credit Facility—Our amended credit agreement (as amended, the “Credit Agreement”) provides the Company with senior secured debt financing in an initial principal amount of up to $475,000 in the aggregate (collectively, the “Credit Facility”), consisting of (i) a senior secured first lien term loan facility (the “Term Loan Facility”) in the initial aggregate principal amount of $400,000 and (ii) a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $75,000 (with a $75,000 limit for the issuance of letters of credit and a $15,000 sublimit for swing line loans). The obligations under the Credit Facility are secured by substantially all assets of the Company and the subsidiary guarantors, subject to certain permitted liens and interests of other parties. The Credit Facility will mature on October 2, 2024.
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
Effective December 29, 2021, the Credit Agreement was again amended in order to (i) increase the Term Loan Facility through a new incremental term loan in the aggregate principal amount of $140,000 with the same maturity as the Term Loan Facility, in order to finance a portion of the purchase price of the Petillo Acquisition and pay fees and expenses incurred in connection with the Petillo Acquisition and the amendment to the Credit Agreement; (ii) consent to the Petillo Acquisition; (iii) amend the schedule of quarterly amortization payments of the Term Loan Facility; (iv) temporarily adjust the applicable margins until after reporting the quarter ending March 31, 2022, after which the applicable margins shall be as previously determined under the Credit Agreement; (v) amend the financial covenants; (vi) waive any applicable excess cash flow payment for the fiscal year ending December 31, 2021; (vii) provide for the same accordion rights to increase the Credit Facility, as long as the increased commitments do not exceed $100,000; and (viii) effectuate certain conforming, administrative and non-material modifications to the Credit Agreement as more fully set forth in the amendment to the Credit Agreement.
The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict the ability of us and our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain the following financial covenants:
•a Total Leverage Ratio (as defined in the Credit Agreement) at the last day of each fiscal quarter not to be greater than 3.25 to 1.00 ending on December 31, 2021 through and including June 30, 2022 and 3.00 to 1.00 ending on September 30, 2022 and thereafter; and
•a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.20 to 1.00 as of the last day of each fiscal quarter of the Company.
The Term Loan Facility bears interest at either the base rate plus a margin, or at a one to twelve-month LIBOR rate plus a margin, at the Company’s election. At December 31, 2021, the Company calculated interest using a one-month LIBOR rate and an applicable margin of 0.10% and 2.50% per annum, respectively. We continue to utilize an interest rate swap to hedge against $275,000 of the outstanding Term Loan Facility, which resulted in a weighted average interest rate of approximately 4.78% per annum during 2021. Scheduled principal payments on the Term Loan Facility are made quarterly and

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total approximately $23,200, $31,900, and $26,100 for each of the years ending 2022, 2023, and 2024, respectively. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on October 2, 2024. The Company is required to make mandatory prepayments on the Credit Facility with proceeds received from certain issuances of debt, events of loss and dispositions. The Company also is required to prepay the Credit Facility with a certain percentage of its excess cash flow within 5 days after receipt of its annual audited financial statements. During 2021, the Company made scheduled term loan payments of $24,669, an excess cash flow payment of $18,000 and an optional prepayment of $5,444.
The Revolving Credit Facility bears interest at the same rate options as the Term Loan Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. At December 31, 2021, we had no outstanding borrowings under the $75,000 Revolving Credit Facility.
Debt Issuance Costs—The costs associated with the Credit Facility are reflected on the Consolidated Balance Sheets as a direct reduction from the related debt liability and amortized over the term of the facility. Amortization of debt issuance costs was $2,242, $2,920 and $2,307 for the years ended December 31, 2021, 2020 and 2019, respectively, and was recorded as interest expense. Additionally, due to early payments of $18,000 and $5,444 on the Term Loan Facility in the first and second quarters of 2021, respectively, we recorded a loss on debt extinguishment of $431 related to debt issuance costs.
Other Debt—Other debt primarily consists of a subordinated promissory note to one of the Plateau sellers and short-term Paycheck Protection Program loans (the “PPP Loans”) received by the Company’s two 50% owned subsidiaries.
As part of the Plateau Acquisition, the Company issued a $10,000 subordinated promissory note to one of the Plateau sellers that bears interest at 8% with interest payments due quarterly beginning January 1, 2020. The subordinated promissory note has no scheduled payments, however, it may be repaid in whole or in part at any time, subject to certain payment restrictions under a subordination agreement with the Agent under our Credit Agreement, without premium or penalty, with final payment of all principal and interest then outstanding due on April 2, 2025. At inception, the subordinated promissory note’s interest rate approximated market.
During the second quarter of 2020, the Company’s two 50% owned subsidiaries received three short-term PPP Loans totaling approximately $9,800. The loans may be fully or partially forgiven if the funds are used for payroll related costs, interest on mortgages, rent and utilities, and as long as the employee headcount and salary levels remain consistent with our baseline period over an eight to twenty-four week period following the date the loans were received. Any forgiveness of the loans requires approval by the Small Business Administration (“SBA”). If the SBA determines that the loans are not fully or partially forgiven, the balance is subject to a 1% interest rate and requires repayment. During 2021, the SBA forgave two of the PPP Loans totaling approximately $5,000, of which the Company recorded a gain on debt extinguishment of $2,463 for its 50% portion of the gain. The remaining PPP Loan is classified as short-term debt under “Current Liabilities” on the Consolidated Balance Sheet at December 31, 2021, as we filed for a forgiveness determination with the SBA in 2021 and we are awaiting their decision.
Compliance and Other—As of December 31, 2021, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Consolidated Balance Sheets. As of December 31, 2021 and 2020, the carrying values of our debt outstanding approximated the fair values.

10.	FINANCIAL INSTRUMENTS
    Interest Rate Derivative—We continue to utilize a swap arrangement to hedge against interest rate variability associated with $275,000 of the $446,888 outstanding under the Term Loan Facility. The Company has designated its interest rate swap agreement as a cash flow hedging derivative. To the extent the derivative instrument is effective and the documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) (“OCI”) until the underlying hedged item is recognized in earnings. At December 31, 2021 the fair value of the swap recorded in accumulated other comprehensive income (loss) (“AOCI”) was a net loss of $2,236.
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
•     Level 3—Fair value is based on internally developed models that use, as their basis, significant unobservable market parameters. The Company did not have any level 3 classifications at December 31, 2021 or December 31, 2020.
    The following table presents the fair value of the interest rate derivative by valuation hierarchy and balance sheet classification:

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other current liabilities	$—	$(2,438)	$—	$(2,438)	$—	$(4,427)	$—	$(4,427)
Other non-current liabilities	—	—	—	—	—	(2,629)	—	(2,629)
Total liabilities at fair value	$—	$(2,438)	$—	$(2,438)	$—	$(7,056)	$—	$(7,056)
    OCI—The following table presents the total value recognized in OCI and reclassified from AOCI into earnings during the years ending December 31, 2021 and 2020 for derivatives designated as cash flow hedges:

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Before Tax Amount	Tax Amount	Net of Tax Amount	Before Tax Amount	Tax Amount	Net of Tax Amount
Net gain (loss) recognized in OCI	$445	$(102)	$343	$(10,103)	$2,273	$(7,830)
Net amount reclassified from AOCI into earnings (1)	4,141	(943)	3,198	3,555	(780)	2,775
Change in other comprehensive income	$4,586	$(1,045)	$3,541	$(6,548)	$1,493	$(5,055)
(1) Net unrealized losses totaling $2,236 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.

11.	LEASE OBLIGATIONS
    The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of one month to fourteen years, some of which include options to extend the leases for up to ten years.
    The components of lease expense are as follows:

	Years Ended December 31,
	2021	2020
Operating lease cost	$8,333	$8,541
Short-term lease cost	$13,438	$13,109

Finance lease cost:
Amortization of right-of-use assets	$196	$204
Interest on lease liabilities	20	28
Total finance lease cost	$216	$232
    Supplemental cash flow information related to leases is as follows:

	Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,365	$8,296
Operating cash flows from finance leases	$20	$28
Financing cash flows from finance leases	$196	$204

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$15,085	$8,450
Finance leases	$—	$—

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    Supplemental balance sheet information related to leases is as follows:

	December 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$24,520	$16,515

Current portion of long-term lease obligations	$8,841	$7,588
Long-term lease obligations	15,831	8,958
Total operating lease liabilities	$24,672	$16,546

Finance Leases
Property and equipment, at cost	$1,479	$1,479
Accumulated depreciation	(907)	(702)
Property and equipment, net	$572	$777

Current maturities of long-term debt	$148	$188
Long-term debt	224	372
Total finance lease liabilities	$372	$560

Weighted Average Remaining Lease Term
Operating leases	5.4	3.2
Finance leases	2.5	3.2

Weighted Average Discount Rate
Operating leases	5.0%	5.7%
Finance leases	4.3%	4.2%
    Maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2022	$8,971	$161
2023	6,118	154
2024	3,957	77
2025	2,464	—
2026	1,960	—
Thereafter	4,872	—
Total lease payments	28,342	392
Less imputed interest	(3,670)	(20)
Total	$24,672	$372

12.	COMMITMENTS AND CONTINGENCIES
Insurance
The Company is required by its insurance providers to obtain and hold standby letters of credit. These letters of credit serve as a guarantee by the banking institution to pay the Company’s insurance providers the incurred claim costs attributable to its general liability, workers’ compensation and automobile liability claims, up to the amount stated in the standby letters of credit, in the event that these claims were not paid by the Company. These letters of credit are cash collateralized, resulting in the cash being designated as restricted.
Property and Casualty—Payments for general liability and workers’ compensation claim amounts generally range from the first $2 to $250 per occurrence for Workers’ Compensation, and $100 per occurrence for General Liability. We accrue for probable losses, both reported and unreported, that are reasonably estimable using actuarial methods based on historic trends, modified, if necessary, by recent events. Changes in our loss assumptions caused by changes in actual experience would affect our assessment of the ultimate liability and could have an effect on our operating results and financial position for payments up

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to $350 per occurrence collective for general liability and workers’ compensation, with a maximum aggregate liability of $4,000 combined casualty losses per year. The Company also maintains commercial insurance coverage in excess of the limits of our primary commercial automobile, general liability and employers’ liability policies, in the amount of $75,000. The Company also maintains a guaranteed cost program for Workers’ Compensation, General Liability and Automobile Liability. Utilizing internal actuarial models, the insurance carriers established, and applied to the exposure base, a fixed rate to ascertain the premium cost to the Company. These premium costs are auditable at the conclusion of the policy term to account for discrepancies in the estimated and actual policy exposure, however not for any losses incurred during the policy term. The guaranteed cost program maintained by the Company does carry a deductible, however in a small enough amount as to expose the Company to unsubstantial and immaterial risk for any one loss incurred.
Medical—The Company maintains fully insured and self-insured medical benefit plans, which provide medical benefits to employees electing coverage under the plans. Under its self-insured plans, the Company has stop-loss coverage per claim to limit the exposure arising from these claims. Self-insured claims filed and claims incurred but not reported are accrued based upon management’s estimates of the ultimate cost of claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Although management believes it has the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insured liabilities.
Guarantees
The Company primarily obtains bonding on construction contracts primarily through Travelers Casualty and Surety Company of America (“Travelers”). As is customary in the construction industry, the Company indemnifies Travelers for any losses incurred by it in connection with bonds that are issued. The Company has granted Travelers a security interest in accounts receivable and contract rights for that obligation.
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
Litigation
The Company, including its construction joint ventures and its consolidated 50% owned subsidiaries, is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions will have a material impact on the Consolidated Financial Statements of the Company. There are no significant unresolved legal issues as of December 31, 2021 and 2020.
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
Provision for Income Taxes
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Years Ended December 31,
	2021	2020	2019
Current tax expense	$3,472	$3,032	$1,182
Deferred tax expense (benefit)	21,428	19,439	(27,398)
Income tax expense (benefit)	$24,900	$22,471	$(26,216)
Due to the net operating loss carryforwards, the Company expects no cash payments for federal income taxes for 2021 and 2020. The Company makes cash payments for state income taxes in states in which the Company does not have net operating loss carry forwards.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective Tax Rate
The items comprising the difference between income taxes computed at the U.S. federal statutory rates in effect for 2021, 2020 and 2019 and our effective tax rates were as follows:

	Years Ended December 31,
	2021		2020		2019
	Amount	%	Amount	%	Amount	%
Tax expense at the U.S. federal statutory rate	$18,905	21.0%	$13,729	21.0%	$3,041	21.0%
State income taxes, net of federal benefits	5,543	6.2%	5,149	7.9%	1,670	11.5%
Taxes on subsidiaries’ and joint ventures’ earnings allocated to noncontrolling interests owners	(521)	(0.6)%	(141)	(0.2)%	(2,241)	(15.5)%
Valuation allowance	—	—%	—	—%	(29,375)	(202.9)%
Executive compensation, including stock incentives	1,698	1.9%	1,881	2.9%	805	5.6%
Other permanent differences	(725)	(0.8)%	1,853	2.8%	(116)	(0.8)%
Income tax expense (benefit)	$24,900	27.7%	$22,471	34.4%	$(26,216)	(181.1)%
The 2021 and 2020 effective income tax rate varied from the statutory rate primarily as a result of state income taxes, nondeductible compensation and other permanent differences. The 2019 effective income tax rate varied from the statutory rate primarily as a result of our reversal of the valuation allowance on our net deferred tax assets.
Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities were as follows:

	Long Term
	As of December 31,
	2021	2020
Assets related to:
Accrued compensation and other	$5,322	$4,743
Noncontrolling interests	2,626	1,860
Members interest liabilities	9,209	9,131
Right of use liabilities	5,762	3,687
Derivative Liability	515	1,557
Deferred Payments	1,127	2,223
Net operating loss carryforwards	8,955	14,316
Total deferred tax assets	33,516	37,517
Liabilities related to:
Depreciation of property and equipment	(26,974)	(16,490)
Right of use assets	(5,727)	(3,680)
Amortization of tax basis goodwill	(10,772)	(7,099)
Other	(4,699)	(2,431)
Total deferred tax liabilities	(48,172)	(29,700)

Net total deferred tax (liability) asset	$(14,656)	$7,817
Net Operating Loss—At December 31, 2021 the Company had federal and state net operating loss (“NOL”) carryforwards of $33,780 and $32,064, respectively, which expire at various dates in the next 18 years for U.S. federal income tax and in the next 7 to 17 years for the various state jurisdictions where we operate. Such NOL carryforwards expire beginning in 2028 through 2039.

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
Uncertain Tax Positions
As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions. The Company’s U.S. federal income tax returns for 2019 and later years are open and subject to examination by the I.R.S. In addition, the Company’s state income tax returns for 2018 and later years are open and subject to examination. Additionally, federal and state NOLs may be adjusted by the taxing authorities for the 2013 and later tax years.

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
Treasury Stock—On November 2, 2018, the Board of Directors approved a plan that authorized stock repurchases of up to 2,000 shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. The Company accounts for the repurchase of treasury shares under the cost method. This repurchase program expired on June 30, 2020. Under the plan, the Company repurchased no shares of its common stock during fiscal years 2021 and 2020, and 250 shares in 2019. See Note 15 - Stock Incentive Plan, for a discussion of share repurchases transferred into treasury stock resulting from tax withholding requirements under our stock incentive plan.
AOCI—During the years ended December 31, 2021, 2020 and 2019, changes to AOCI were a result of net gains (losses) recognized in OCI and amounts reclassified from AOCI into earnings related to our interest rate derivative. See Note 10 - Financial Instruments for further discussion of our cash flow hedge.
Stock Issued for Acquisitions—On December 30, 2021, in connection with the acquisition of Petillo, the Company issued 759 shares of the Company’s stock as consideration paid to the Petillo sellers. The value of the shares issued was $20,406 based on Sterling’s closing stock price on December 29, 2021. See Note 3 - Acquisitions for further discussion.
On October 2, 2019, in connection with the Plateau Acquisition, the Company issued 1,245 shares of the Company’s stock as consideration paid to the Plateau sellers. The value of the shares issued was $16,195 based on Sterling’s closing stock price on October 1, 2019.

15.	STOCK INCENTIVE PLAN
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) and an employee stock purchase plan (the “ESPP”) that are administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance share units (“PSUs”). Compensation expense recognized related to the Company’s Stock Incentive Plan was $11,687, $11,572 and $3,761 for 2021, 2020 and 2019, respectively. Under our 2018 Stock Incentive Plan, we are authorized to issue 3,400 shares, and assuming PSU vestings occur at maximum payout, 882 authorized shares remained available under our Stock Incentive Plan for future grants at December 31, 2021.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the ESPP, employees may make quarterly purchases of shares at a discount through regular payroll deductions for up to 15% of their compensation, subject to a $25 maximum purchase per year. The shares are purchased at 85% of the closing price per share on the last trading day of the calendar quarter. Included within total stock-based compensation expense is $84, $71 and $27 of expense related to the ESPP, for 2021, 2020 and 2019, respectively. ESPP expense represents the difference between the fair value on the date of purchase and the price paid. At December 31, 2021, 725 authorized shares remained available for issuance under the ESPP.
Total equity-based compensation expense recognized related to the Company’s Stock Incentive Plan and the ESPP was $11,771, $11,643 and $3,788 for 2021, 2020 and 2019, respectively, primarily recognized within general and administrative expenses. At December 31, 2021, there was approximately $6,300 of unrecognized compensation cost related to equity-based grants, which is expected to be recognized over a weighted-average period of 1.2 years. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures.
RSAs—The Company’s RSA awards may not be sold or otherwise transferred until certain restrictions have lapsed, which is generally over a three-year graded vesting period for employees and over one year for Directors. The total initial fair value for these awards is determined based upon the market price of our stock at the grant date and is expensed on a straight-line basis over the vesting period. During 2021, we recognized $646 of compensation expense. The following table presents RSA activity during 2021:

RSAs	Number of Shares	Weighted Average Fair Value Per Share
Balance at December 31, 2020	55	$9.26
Granted	29	$23.19
Vested	(55)	$9.26
Forfeited	—	$—
Balance at December 31, 2021	29	$23.19
During 2020, 51 RSAs were granted with a weighted-average grant-date fair value per share of $8.73. During 2019, 52 RSAs were granted with a weighted-average grant-date fair value per share of $12.06. The total fair value of RSAs that vested during 2021, 2020 and 2019 was $506, $799 and $1,261, respectively.
RSUs—The Company’s RSU awards may not be sold or otherwise transferred until certain restrictions have lapsed, which is generally over a three-year graded vesting period. The total initial fair value for these awards is determined based upon the market price of our stock at the grant date and is expensed on a straight-line basis over the vesting period. During 2021, we recognized $2,128 of compensation expense. The following table presents RSU activity during 2021:

RSUs	Number of Shares	Weighted Average Fair Value Per Share
Balance at December 31, 2020	287	$13.77
Granted	151	$21.29
Vested	(182)	$15.05
Forfeited	(6)	$14.06
Balance at December 31, 2021	250	$17.37
During 2020, 169 RSUs were granted with a weighted-average grant-date fair value per share of $13.52. During 2019, 261 RSUs were granted with a weighted-average grant-date fair value per share of $12.14. The total fair value of RSUs that vested during 2021, 2020 and 2019 were $2,742, $2,918, and $1,709, respectively.

PSUs—The Company’s performance-based share awards are subject to the achievement of specified financial based performance targets and are generally based upon EPS and vest over three years. The total initial fair value for these awards is determined based upon the market price of our stock at the grant date applied to the total number of shares. This fair value is expensed and adjusted over the vesting period based on the level of payout expected to be achieved. As a result of financial performance conditions met during 2021, we recognized $8,913 of compensation expense.
During 2021, 2020 and 2019, PSU shares totaling 397, 176 and 310, respectively, were granted with a weighted-average grant-date fair value per share of $21.88, $14.06 and $11.81, respectively. During 2021, upon vesting and achievement of certain performance goals, we distributed 658 shares of common stock related to PSU awards with a weighted-average grant-

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date fair value per share of $11.91. The total fair value of PSUs that vested during 2021, 2020 and 2019 was $7,842, $1,620 and $948, respectively.
Shares Withheld for Taxes—The Company withheld 311, 123 and 74 shares for taxes on RSU and PSU stock-based compensation vestings for $7,311, $1,845 and $964 during 2021, 2020 and 2019, respectively. The Company withheld 1, 11 and 17 shares for taxes on RSA stock-based compensation vestings for $27, $140 and $255 during 2021, 2020 and 2019, respectively.
Warrants—On April 3, 2017, the Company issued warrants (the “Warrants”) to the lenders under the Oaktree Facility (the “Holders”) pursuant to which such holders have the right to purchase, for a period of 5 years from the date of issuance, up to an aggregate of 1,000 shares of the Company’s common stock (the “Warrant Shares”) at an initial exercise price of $10.25 per share.
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
During 2021, certain holders exercised 530 warrants, elected the cashless exercise option, and the Company issued 315 common shares with a market value of $8,082. During 2020, certain holders exercised 470 warrants, elected the cashless exercise option, and the Company issued 110 common shares with a market value of $1,477. There were no exercises during 2019. At December 31, 2021, no warrants remained outstanding.

16.	EARNINGS PER SHARE
Basic net income per share attributable to Sterling common stockholders is computed by dividing net income attributable to Sterling common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share attributable to Sterling common stockholders is the same as basic net income per share attributable to Sterling common stockholders but includes dilutive unvested stock awards and warrants using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for net income attributable to Sterling common stockholders:

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net income attributable to Sterling common stockholders	$62,645	$42,306	$39,901
Denominator:
Weighted average common shares outstanding — basic	28,600	27,859	26,671
Shares for dilutive unvested stock and warrants	501	336	448
Weighted average common shares outstanding — diluted	29,101	28,195	27,119
Basic net income per share attributable to Sterling common stockholders	$2.19	$1.52	$1.50
Diluted net income per share attributable to Sterling common stockholders	$2.15	$1.50	$1.47

17.	RETIREMENT BENEFITS
Defined Contribution Plans
The Company maintains a defined contribution profit-sharing plan (401(k) plan) covering substantially all non-union persons employed by the Company, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The 401(k) plan provides for a discretionary employer contribution and is

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined annually by the Company’s board of directors. The Company made matching contributions of $3,766, $3,250 and $2,842, respectively, for the years ended December 31, 2021, 2020 and 2019.
Multi-Employer Pension Plans
As of December 31, 2021, the Company had approximately 2,900 employees, including 2,200 field personnel. We had 400 employees, or approximately 14% of total employees, that were union members covered by collective bargaining agreements.
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
The following table presents our participation in these plans:

Pension Trust Fund	Pension Plan Employer Identification Number	Pension Protection Act (“PPA”) Certified Zone Status (1)		FIP / RP Status Pending/Implemented (2)	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement (3)
		2021	2020		2021	2020	2019
Pension Trust Fund for Operating Engineers Pension Plan	94-6090764	Yellow	Yellow	Yes	$2,283	$2,278	$2,314	No	Various
Heavy and General Construction Laborers Local 472 and Local 172 (5)	22-6032103	Green	Green	No	1,915	1,957	1,535	No	2/28/2024
International Union of Operating Engineers Local 825(5)	22-6033380	Green	Green	No	1,298	1,755	1,671	No	6/30/2024
Carpenter Funds Administrative Office	94-6050970	Red	Red	Yes	887	915	547	No	Various
Laborers Pension Trust For Northern California	94-6277608	Green	Green	Yes	818	787	857	No	Various
Cement Mason Pension Trust Fund For Northern California	94-6277669	Yellow	Yellow	Yes	428	426	320	No	Various
All other funds(4)(5)					8,050	8,147	7,632
			Total Contributions:		$15,679	$16,265	$14,876
 (1)    The most recent PPA zone status available in 2021 and 2020 is for the plan’s year-end during 2020 and 2019, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded.
(2)    Indicates whether the plan has a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) which is either pending or has been implemented.
(3)    Lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
(4)    These funds include multi-employer plans for pensions and other employee benefits. The total individually insignificant multi-employer pension costs contributed were $2,149, $1,829 and $1,706 for 2021, 2020 and 2019, respectively, and are included in the contributions to all other funds along with contributions to other types of benefit plans. Other employee benefits include certain coverage for medical, prescription drug, dental, vision, life and accidental death and dismemberment, disability and other benefit costs.
(5)    Includes multi-employer pension plans acquired as part of the Petillo Acquisition. The contributions made in 2021, 2020 and 2019 were made by Petillo and not by Sterling.
We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	SUPPLEMENTAL CASH FLOW INFORMATION
Operating assets and liabilities
    The following table summarizes the changes in the components of operating assets and liabilities:

	Years Ended December 31,
	2021	2020	2019
Accounts receivable	$(8,300)	$(8,552)	$(21,300)
Contracts in progress, net	12,906	65,963	6,023
Receivables from and equity in construction joint ventures	(243)	(7,457)	1,524
Other current and non-current assets	(4,533)	(6,233)	1,017
Accounts payable	26,605	(42,392)	10,987
Accrued compensation and other liabilities	(7,508)	8,260	(839)
Members' interest subject to mandatory redemption and undistributed earnings	1,362	2,287	(340)
Changes in operating assets and liabilities	$20,289	$11,876	$(2,928)

19.	CONCENTRATION OF RISK AND ENTERPRISE WIDE DISCLOSURES
Contract Revenues—The following table shows contract revenues generated from customers that accounted for more than 10% of the Company’s consolidated revenues:

	Years Ended December 31,
	2021		2020		2019
	Amount	%	Amount	%	Amount	%
Utah Department of Transportation (“UDOT”)	*	*	*	*	$135,496	12.0%
*Represents less than 10% of revenues
Contract Receivables—At December 31, 2021, a customer in our E-Infrastructure Solutions segment accounted for 12% of the Company’s outstanding contract receivables with a receivable balance of $27,188. At December 31, 2020, the same customer accounted for 11% of the Company’s outstanding contract receivables with a receivable balance of $19,807.
The Company’s revenue and receivables are entirely derived from the construction of U.S. projects and all of the Company’s assets are held domestically within the U.S.

20.	RELATED PARTY TRANSACTIONS
The Company has limited related party transactions. The most significant transactions relate to the Company’s Ralph L. Wadsworth Construction (“RLW”) subsidiary and its executive management who own or have an ownership interest in certain real estate and other companies. RLW has historically performed construction contracts, leased properties, or has provided professional and other services for entities owned by the executive managers of RLW. The total RLW related party revenue related to construction contracts totaled $0, $0 and $6,400 in 2021, 2020 and 2019, respectively. RLW leases its main office and equipment maintenance shop for its Utah operations for an annual cost of approximately $800. The office and shop leases expire in 2022. Additionally, the Company had other individually insignificant miscellaneous transactions with related parties including facility and equipment leases from management who own or have an ownership interest in real estate and equipment companies.

21.	SEGMENT INFORMATION
The Company’s internal and public segment reporting are aligned based upon the services offered by its operating segments. With the December 30, 2021 acquisition of Petillo, the Company realigned its operating groups to reflect management’s present oversight of operations. After realignment, the Company’s operations consist of three reportable segments: Transportation Solutions, E-Infrastructure Solutions and Building Solutions, with the commercial business reclassified from the previously reported Specialty Services operating group into the newly formed Building Solutions operating group. The segment information for the prior periods presented has been recast to conform to the current presentation. The Company’s Chief Operating Decision Maker evaluates the performance of the operating segment based upon revenue and income from operations. We incur expenses and hold certain assets at the corporate level that relate to our business as a whole. Certain of these amounts have been charged to our business segments by various methods, largely on the basis of usage, with the unallocated remainder reported in the “Corporate” line. Corporate overhead is primarily comprised of corporate headquarters facility expense, the cost of the executive management team, and expenses pertaining to certain centralized

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

functions that benefit the entire Company but are not directly attributable to the businesses, such as corporate human resources, legal, governance and finance functions. Total assets held in Corporate primarily include cash and prepaid assets.
The following table presents total revenues, depreciation and amortization, and income from operations by reportable segment for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
Revenues
Transportation Solutions	$795,582	$753,824	$760,325
E-Infrastructure Solutions	468,784	397,253	84,637
Building Solutions	317,400	276,335	281,316
Total Revenues	$1,581,766	$1,427,412	$1,126,278

Depreciation and Amortization
Transportation Solutions	$10,171	$10,981	$12,529
E-Infrastructure Solutions	20,889	18,664	4,770
Building Solutions	3,060	2,987	3,169
Segment Depreciation and Amortization	34,120	32,632	20,468
Corporate	81	153	272
Total Depreciation and Amortization	$34,201	$32,785	$20,740

Operating Income
Transportation Solutions	$21,514	$14,439	$13,193
E-Infrastructure Solutions	80,478	76,522	16,208
Building Solutions	32,564	30,441	28,921
Segment Operating Income	134,556	121,402	58,322
Corporate	(23,392)	(25,484)	(16,260)
Acquisition Related Costs	(3,877)	(1,026)	(4,311)
Total Operating Income	$107,287	$94,892	$37,751

The following table presents total assets by reportable segment at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Assets
Transportation Solutions	$282,608	$285,216
E-Infrastructure Solutions	772,533	470,617
Building Solutions	143,262	143,353
Corporate	32,593	53,508
Total Assets	$1,230,996	$952,694

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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2021. As previously disclosed, we completed the Petillo and Kimes Acquisitions on December 30, 2021 and December 28, 2021, respectively, and, as permitted by SEC guidance for newly acquired businesses, we have elected to exclude the acquired operations of Petillo and Kimes from the scope of design and operation of our disclosure controls and procedures for the year ended December 31, 2021. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2021 to ensure that the information required to be disclosed by the Company in this annual report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by guidance provided by the staff of the SEC, the scope of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 did not include the internal controls of Petillo or Kimes, which are included with the Consolidated Financial Statements of the Company. Management has excluded from its evaluation the internal control over financial reporting of Petillo and Kimes, which constituted 22% of total assets. Management will include Petillo and Kimes in the scope of its assessment of internal control over financial reporting beginning in 2022. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Attestation Report of the Registered Public Accounting Firm
Grant Thornton LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, included in Item 15 “Exhibits and Financial Statement Schedules” under the heading “Reports of the Company’s Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. Based on the most recent evaluation, we have concluded that no changes in our internal control over financial reporting occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2022 annual meeting of stockholders and is incorporated herein by reference. Our code of business conduct is available at www.strlco.com under Investor Relations—Code of Business Conduct and is available in print to any stockholder who requests a copy. Amendments to or waivers of our code of business conduct granted to any of our directors or executive officers will be published promptly on our website. Such information will remain on our website for at least 12 months.
The table below identifies and sets forth the information required under Regulation 14A for each of the Company’s directors and executive officers:

Name	Current or Former Experience	Director Since
Thomas M. White	Former Chairman of Cardinal Logistics Holdings; Former CFO of Hub Group, Inc.	2018

Joseph A. Cutillo	Chief Executive Officer of the Company	2017

Roger A. Cregg	Former President and CEO of AV Homes, Inc.; Director of Comerica Incorporated	2019

Julie A. Dill	Former CEO of Spectra Energy Partners, LP; Director of Rayonier Advanced Materials, Inc.	2021

Raymond F. Messer	Chairman Emeritus and Former CEO, Walter P Moore	2017

Dana C. O’Brien	Senior Vice President, General Counsel and Secretary of Olin Corporation	2019

Charles R. Patton	Executive Vice President — External Affairs of American Electric Power Company, Inc.; Director of Messer, Inc. and Messer Construction Company	2013

Dwayne A. Wilson	Former Senior Vice President of Fluor Corporation; Director of Ingredion, Inc., Crown Holdings and DT Midstream, Inc.	2020

Ronald A. Ballschmiede	Executive Vice President, Chief Financial Officer & Chief Accounting Officer of the Company	N/A

Mark D. Wolf	General Counsel, Chief Compliance Officer & Corporate Secretary of the Company	N/A

Item 11. Executive Compensation
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2022 annual meeting of stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2022 annual meeting of stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2022 annual meeting of stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2022 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, and Financial Statement Schedules
Financial Statements
The following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included under Item 8 of Part II of this report are herein incorporated by reference:
Reports of the Company’s Independent Registered Public Accounting Firm
Consolidated Statements of Operations—For the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income—For the years ended December 31, 2021, 2020 and 2019
Consolidated Balance Sheets—As of December 31, 2021 and 2020
Consolidated Statements of Cash Flows—For the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Stockholders’ Equity—For the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
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

2.2
Stock Purchase Agreement, dated as of December 30, 2021, by and among Michael V. Petillo, in his individual capacity and as the sellers’ representative, the 2020 Audrey Petillo Family Trust, the Michael V. Petillo Family Trust, Petillo LLC, Petillo NY LLC, Petillo Maryland Incorporated, Petillo NJ Holdings Incorporated, Petillo NY Holdings Incorporated, Petillo MD Holdings Incorporated and Sterling Construction Company, Inc. (incorporated by reference to Exhibit 2.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on January 5, 2022 (SEC File No. 1-31993)).

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

10.6(1)
Executive Employment Offer dated July 27, 2020 between Sterling Construction Company, Inc. and Mark Wolf (incorporated by reference to Exhibit 10.6.1 to Sterling Construction Company, Inc.’s Form 10-K filed on March 5, 2021 (SEC File No. 1-31993)).

10.7~~(~~1)	Program Description - Stock Repurchase Program (incorporated by reference to Exhibit 10.6.7 to Sterling Construction Company, Inc.’s Form 10-K filed on March 5, 2019 (SEC File No. 1-31993)).
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
10.10(1)
Form of Senior Executive Incentive Compensation Program - Program Description (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2021 (SEC File No. 1-31993)).

10.11(1)
Form of SEICP Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2021 (SEC File No. 1-31993)).

10.12
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

10.13
First Amendment to Credit Agreement, dated December 2, 2019, by and among Sterling Construction Company, Inc., the subsidiaries of the Company party thereto as Guarantors, the Lenders party thereto and BMO Harris Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.11 to Sterling Construction Company, Inc.’s Form 10-K filed on March 3, 2020 (SEC File No. 1-31993)).

10.14
Second Amendment to Credit Agreement, dated June 28, 2021, by and among Sterling Construction Company, Inc., the subsidiaries of the Company party thereto as Guarantors, the Lenders party thereto and BMO Harris Bank N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on June 30, 2021 (SEC File No. 1-31993)).

10.15
Third Amendment to Credit Agreement, dated December 29, 2021, by and among Sterling Construction Company, Inc., the subsidiaries of the Company party thereto as Guarantors, the Lenders party thereto and BMO Harris Bank N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on January 5, 2022 (SEC File No. 1-31993)).

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
(3) Furnished herewith
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2022.

Sterling Construction Company, Inc.

By:	/s/ Joseph A. Cutillo
Joseph A. Cutillo, Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2022.

Signature	Title
/s/ Joseph A. Cutillo	Chief Executive Officer (Principal Executive Officer)
Joseph A. Cutillo	Director

/s/ Ronald A. Ballschmiede	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
Ronald A. Ballschmiede

/s/ Thomas M. White	Director and Non-Executive Chairman
Thomas M. White

/s/ Roger A. Cregg	Director
Roger A. Cregg

/s/ Julie A. Dill	Director
Julie A. Dill

/s/ Raymond F. Messer	Director
Raymond F. Messer

/s/ Dana C. O’Brien	Director
Dana C. O’Brien

/s/ Charles R. Patton	Director
Charles R. Patton

/s/ Dwayne A. Wilson	Director
Dwayne A. Wilson