Form 10-K/A
period 2021-12-31
STERLING CONSTRUCTION CO INC
filed 2022-03-24
CIK 874238

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

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to correct a typographical error in the date of the Report of Independent Registered Public Accounting Firm.
Beyond the typographical correction, there have been no changes to the financial or other information contained in the Form 10-K as originally filed on March 1, 2022.

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
March 1, 2022

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

10.7(1)	Program Description - Stock Repurchase Program (incorporated by reference to Exhibit 10.6.7 to Sterling Construction Company, Inc.’s Form 10-K filed on March 5, 2019 (SEC File No. 1-31993)).
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

21.1(4)	Subsidiaries of the registrant.
23.1(4)	Consent of Grant Thornton LLP.
31.1(2)	Certification of Joseph A. Cutillo, Chief Executive Officer of Sterling Construction Company, Inc.
31.2(2)	Certification of Ronald A. Ballschmiede, Executive Vice President & Chief Financial Officer of Sterling Construction Company, Inc.
32.1(3)	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Joseph A. Cutillo, Chief Executive Officer of Sterling Construction Company, Inc.
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
(3) Furnished herewith
(4) Filed with the original 10-K filing on March 1, 2022
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2022.

Sterling Construction Company, Inc.

By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer and Duly Authorized Officer