Form 10-Q
period 2022-03-31
STERLING CONSTRUCTION CO INC
filed 2022-05-03
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of April 29, 2022 – 30,263,433

STERLING CONSTRUCTION COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$410,320	$315,316
Cost of revenues	(354,181)	(270,284)
Gross profit	56,139	45,032
General and administrative expense	(23,072)	(17,099)
Intangible asset amortization	(3,568)	(2,866)
Acquisition related costs	(255)	—
Other operating expense, net	(975)	(2,312)
Operating income	28,269	22,755
Interest income	10	14
Interest expense	(4,587)	(6,004)
Gain (loss) on extinguishment of debt, net	2,428	(337)
Income before income taxes	26,120	16,428
Income tax expense	(6,597)	(4,760)
Net income	19,523	11,668
Less: Net income attributable to noncontrolling interests	(271)	(1,113)
Net income attributable to Sterling common stockholders	$19,252	$10,555

Net income per share attributable to Sterling common stockholders:
Basic	$0.64	$0.37
Diluted	$0.64	$0.37

Weighted average common shares outstanding:
Basic	29,964	28,279
Diluted	30,112	28,763

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$19,523	$11,668
Other comprehensive income, net of tax
Change in interest rate swap, net of tax (Note 10)	1,563	895
Total comprehensive income	21,086	12,563
Less: Comprehensive income attributable to noncontrolling interests	(271)	(1,113)
Comprehensive income attributable to Sterling common stockholders	$20,815	$11,450

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents ($26,449 and $35,378 related to variable interest entities (“VIEs”))	$80,395	$81,840
Accounts receivable ($24,537 and $26,176 related to VIEs)	226,397	232,153
Contract assets ($14,348 and $10,249 related to VIEs)	87,865	83,310
Receivables from and equity in construction joint ventures ($7,581 and $7,058 related to VIEs)	19,292	16,896
Other current assets ($206 and $1,087 related to VIEs)	21,941	20,492
Total current assets	435,890	434,691
Property and equipment, net ($10,189 and $10,420 related to VIEs)	212,603	204,316
Operating lease right-of-use assets, net ($5,702 and $5,097 related to VIEs)	37,344	24,520
Goodwill ($1,501 and $1,501 related to VIEs)	252,353	259,791
Other intangibles, net	300,055	303,223
Other non-current assets, net	4,488	4,455
Total assets	$1,242,733	$1,230,996

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($23,593 and $23,611 related to VIEs)	$143,400	$144,982
Contract liabilities ($15,461 and $22,583 related to VIEs)	116,182	127,932
Current maturities of long-term debt ($0 and $4,857 related to VIEs)	30,368	28,230
Current portion of long-term lease obligations ($2,370 and $2,334 related to VIEs)	10,117	8,841
Accrued compensation ($3,397 and $2,388 related to VIEs)	25,815	22,803
Other current liabilities ($871 and $889 related to VIEs)	13,632	18,972
Total current liabilities	339,514	351,760
Long-term debt ($0 and $81 related to VIEs)	417,331	428,588
Long-term lease obligations ($3,332 and $2,763 related to VIEs)	27,326	15,831
Members’ interest subject to mandatory redemption and undistributed earnings	55,754	55,115
Deferred tax liability, net	20,758	14,656
Other long-term liabilities	4,410	4,819
Total liabilities	865,093	870,769
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, par value $0.01 per share; 38,000 shares authorized, 30,263 and 29,838 shares issued and outstanding	302	298
Additional paid in capital	276,597	280,274
Retained earnings	99,170	79,918
Accumulated other comprehensive loss	(160)	(1,723)
Total Sterling stockholders’ equity	375,909	358,767
Noncontrolling interests	1,731	1,460
Total stockholders’ equity	377,640	360,227
Total liabilities and stockholders’ equity	$1,242,733	$1,230,996
 The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$19,523	$11,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,767	8,305
Amortization of debt issuance costs and non-cash interest	556	660
Gain on disposal of property and equipment	(228)	(68)
(Gain) loss on debt extinguishment, net	(2,428)	337
Deferred taxes	5,640	4,142
Stock-based compensation	3,836	1,835
Change in fair value of interest rate swap	(90)	(22)
Changes in operating assets and liabilities (Note 16)	(19,393)	11,233
Net cash provided by operating activities	19,183	38,090
Cash flows from investing activities:
Capital expenditures	(14,969)	(11,209)
Proceeds from sale of property and equipment	406	208
Net cash used in investing activities	(14,563)	(11,001)
Cash flows from financing activities:
Repayments of debt	(5,928)	(30,543)
Distributions to noncontrolling interest owners	—	(1,959)
Net cash used in financing activities	(5,928)	(32,502)
Net change in cash, cash equivalents, and restricted cash	(1,308)	(5,413)
Cash, cash equivalents, and restricted cash at beginning of period	88,693	72,642
Cash, cash equivalents, and restricted cash at end of period	87,385	67,229
Less: restricted cash (Other current assets)	(6,990)	(5,827)
Cash and cash equivalents at end of period	$80,395	$61,402
Non-cash items:
Capital expenditures	$2,457	$3,131
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	29,838	$298	$280,274	$79,918	$(1,723)	$358,767	$1,460	$360,227
Net income	—	—	—	19,252	—	19,252	271	19,523
Change in interest rate swap	—	—	—	—	1,563	1,563	—	1,563
Stock-based compensation	—	—	3,521	—	—	3,521	—	3,521
Issuance of stock	688	7	185	—	—	192	—	192
Shares withheld for taxes	(263)	(3)	(7,383)	—	—	(7,386)	—	(7,386)
Balance at March 31, 2022	30,263	$302	$276,597	$99,170	$(160)	$375,909	$1,731	$377,640

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	28,184	$283	$256,423	95	$(1,445)	$17,273	$(5,264)	$267,270	$1,459	$268,729
Net income	—	—	—	—	—	10,555	—	10,555	1,113	11,668
Change in interest rate swap	—	—	—	—	—	—	895	895	—	895
Stock-based compensation	—	—	1,835	—	—	—	—	1,835	—	1,835
Distributions to owners	—	—	—	—	—	—	—	—	(1,959)	(1,959)
Issuance of stock	668	5	(1,602)	(111)	1,741	—	—	144	—	144
Shares withheld for taxes	(246)	(2)	(5,321)	16	(296)	—	—	(5,619)	—	(5,619)
Balance at March 31, 2021	28,606	$286	$251,335	—	$—	$27,828	$(4,369)	$275,080	$613	$275,693
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING CONSTRUCTION COMPANY, INC. & SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
($ and share values in thousands, except per share data)
(Unaudited)

1.	NATURE OF OPERATIONS
Business Summary
Sterling Construction Company, Inc. (“Sterling,” “the Company,” “we,” “our” or “us”), a Delaware corporation, operates through a variety of subsidiaries within three segments specializing in E-Infrastructure, Transportation and Building Solutions in the United States (the “U.S.”), primarily across the Southern, Northeastern, Mid-Atlantic and the Rocky Mountain States, California and Hawaii, as well as other areas with strategic construction opportunities. E-Infrastructure Solutions projects develop advanced, large-scale site development systems and services for data centers, e-commerce distribution centers, warehousing, transportation, energy and more. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, light rail, water, wastewater and storm drainage systems. Building Solutions projects include residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs and other concrete work. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Presentation Basis—The accompanying Condensed Consolidated Financial Statements are presented in accordance with accounting policies generally accepted in the United States (“GAAP”) and reflect all wholly owned subsidiaries and those entities the Company is required to consolidate. See Note 5 - Consolidated 50% Owned Subsidiaries and Note 6 - Construction Joint Ventures for further discussion of the Company’s consolidation policy for those entities that are not wholly owned. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Values presented within tables (excluding per share data) are in thousands. Reclassifications have been made to historical financial data in the Condensed Consolidated Financial Statements to conform to the current year presentation.
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
Significant Accounting Policies
Consistent with Regulation S-X Rule 10-1(a), the Company has omitted significant accounting policies in this quarterly report that would duplicate the disclosures contained in the Company’s annual report on Form 10-K for the year ended December 31, 2021 under “Part II, Item 8. - Notes to Consolidated Financial Statements.” This quarterly report should be read in conjunction with the Company’s most recent annual report on Form 10-K.
Accounts Receivable—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Receivables are written off based on the individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At March 31, 2022 and December 31, 2021, our allowance for our estimate of expected credit losses was zero.
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

Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. At March 31, 2022 and December 31, 2021, contract assets included $33,016 and $47,308 of retainage, respectively, and contract liabilities included $66,361 and $46,882 of retainage, respectively. Retainage on active contracts is classified as current regardless of the term of the contract and is generally collected within one year of the completion of a contract. We anticipate collecting approximately 64% of our March 31, 2022 retainage during the next twelve months. These assets and liabilities are reported on the Condensed Consolidated Balance Sheet within “Contract assets” and “Contract liabilities” on a contract-by-contract basis at the end of each reporting period.
Revenue recognized for the three months ended March 31, 2022 that was included in the contract liability balance on December 31, 2021 was $227,079. Revenue recognized for the three months ended March 31, 2021 that was included in the contract liability balance on December 31, 2020 was $155,558.
Cash and Restricted Cash—Our cash is comprised of highly liquid investments with maturities of three months or less. Restricted cash of $6,990 and $6,853 is included in “Other current assets” on the Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, respectively. This primarily represents cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements.

3.	ACQUISITIONS
General—On December 30, 2021 (the “Closing Date”), Sterling completed the acquisition (the “Acquisition”) of Petillo LLC and its related entities (collectively, “Petillo”). The Acquisition is accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations.
Purchase Consideration—Sterling completed the Acquisition for a purchase price of $196,763, net of cash acquired, detailed as follows:

Cash consideration transferred, net of cash acquired	$175,000
Equity consideration transferred (759 shares at $26.87 per share(1))	20,406
Target working capital adjustment	1,357
Total consideration	$196,763
(1) Sterling’s closing stock price on December 29, 2021.
Preliminary Purchase Price Allocation—The aggregate purchase price noted above was allocated to the assets and liabilities acquired based upon their estimated fair values at the acquisition closing date, which were based, in part, upon a preliminary external appraisal and valuation of certain assets, including specifically identified intangible assets. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired totaling $60,339 was recorded as goodwill. This goodwill represents the value of expected future earnings and cash flows, as well as the synergies created by the integration of the new business within our organization, including cross-selling opportunities to help strengthen our existing service offerings and expand our market position. Goodwill and intangibles of approximately $130,000 related to the Acquisition, are deductible and amortizable for tax purposes over the next 15 years.
The following table summarizes our purchase price allocation at the Acquisition Closing Date, net of cash acquired:

Net tangible assets:
Accounts receivable	$45,016
Contract assets	5,953
Other current assets	193
Property and equipment, net	48,175
Other non-current assets, net	5,498
Accounts payable	(21,810)
Contract liabilities	(8,585)
Other current liabilities	(8,216)
Total net tangible assets	66,224
Identifiable intangible assets	70,200
Goodwill	60,339
Total consideration transferred	$196,763

During the three months ended March 31, 2022 the total consideration and purchase price allocation changed by $7,800, primarily due to an updated estimate of the tax basis step-up payment. The purchase price allocation above is subject to further change when additional information is obtained. We have not finalized our assessment of the fair values primarily for intangible assets and property and equipment. We intend to finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the Closing Date of the Acquisition. Our final purchase price allocation may result in additional adjustments to various other assets and liabilities, including the residual amount allocated to goodwill during the measurement period.
Identifiable Intangible Assets—Intangible assets identified as part of the Acquisition are reflected in the table below and are recorded at their estimated fair value, as determined by the Company’s management, based on available information which includes a preliminary valuation from external experts. The estimated useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

	Weighted Average Life (Years)	December 30, 2021 Fair Value
Customer relationships	25	$42,700
Trade names	25	27,500
Total		$70,200
Supplemental Pro Forma Information (Unaudited)—The following unaudited pro forma combined financial information (“the pro forma financial information”) gives effect to the Acquisition, accounted for as a business combination using the purchase method of accounting. The pro forma financial information reflects the Acquisition and related events as if they occurred at the beginning of the period and includes adjustments to (1) include compensation expense associated with the employment agreement the Company entered into with Mr. Petillo, (2) include additional intangible asset amortization associated with the Acquisition, (3) include additional interest expense associated with the Acquisition and (4) include the pro forma results of Petillo for the period ending March 31, 2021. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the Acquisition.

Three Months Ended
March 31, 2021
Pro forma revenue	$343,539
Pro forma net income attributable to Sterling	$10,814

4.	REVENUE FROM CUSTOMERS
Backlog—The following table presents the Company’s backlog, by segment:

	March 31, 2022	December 31, 2021
E-Infrastructure Solutions Backlog	$541,150	$432,613
Transportation Solutions Backlog	898,679	963,267
Building Solutions Backlog - Commercial	87,055	97,235
Total Backlog	$1,526,884	$1,493,115
The Company expects to recognize approximately 68% of its backlog as revenue during the next twelve months, and the balance thereafter.

Revenue Disaggregation—The following tables present the Company’s revenue disaggregated by major end market and contract type:

	Three Months Ended March 31,
Revenues by major end market	2022	2021
E-Infrastructure Solutions Revenues	$168,927	$96,572
Heavy Highway	112,745	99,516
Aviation	17,583	27,222
Water Containment and Treatment	19,887	14,219
Other	10,284	6,097
Transportation Solutions Revenues	160,499	147,054
Residential	54,270	44,174
Commercial	26,624	27,516
Building Solutions Revenues	80,894	71,690
Total Revenues	$410,320	$315,316

Revenues by contract type
Fixed-Unit Price	$156,310	$177,547
Lump-Sum	197,868	91,155
Residential and Other	56,142	46,614
Total Revenues	$410,320	$315,316
Each of these contract types presents advantages and disadvantages. Typically, the Company assumes more risk with lump-sum contracts, however, these types of contracts offer additional profits if the work is completed for less than originally estimated. Under fixed-unit price contracts, the Company’s profit may vary if actual labor-hour costs vary significantly from the negotiated rates. Also, because some contracts can provide little or no fee for managing material costs, the components of contract cost can impact profitability.
Variable Consideration
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to the Company’s customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken. Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $13,985 and $13,905, at March 31, 2022 and December 31, 2021, respectively, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes such profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in contract estimates and scope resulted in a net increase of $15,400 and $8,300 for the three months ended March 31, 2022 and 2021, respectively, included in “Operating income” on the Condensed Consolidated Statements of Operations.

5.	CONSOLIDATED 50% OWNED SUBSIDIARIES
The Company has 50% ownership interests in two subsidiaries (“Myers” and “RHB”) that it fully consolidates as a result of its exercise of control over the entities. The earnings attributable to the 50% portions the Company does not own were approximately $1,000 and $1,800 for the three months ended March 31, 2022 and 2021, respectively, and are eliminated within “Other operating expense, net” in the Condensed Consolidated Statements of Operations. Any undistributed earnings for partners are included in “Members’ interest subject to mandatory redemption and undistributed earnings” within the Condensed Consolidated Balance Sheets and are mandatorily payable at the time of the noncontrolling owners’ death or permanent disability.
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
The liability consists of the following:

	March 31, 2022	December 31, 2021
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	15,754	15,115
Total liability	$55,754	$55,115
The Company must determine whether any of its entities, including these two 50% owned subsidiaries, in which it participates, is a VIE. The Company determined that Myers is a VIE and that the Company is the primary beneficiary because, pursuant to the terms of the Myers Operating Agreement, the Company is exposed to the majority of potential losses of the partnership.
Summary financial information for Myers is as follows:

	Three Months Ended March 31,
	2022	2021
Revenues	$44,358	$27,957
Operating (loss) income	$(1,448)	$718
Net income	$1,737	$352

6.	CONSTRUCTION JOINT VENTURES
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

	Three Months Ended March 31,
	2022	2021
Revenues	$7,853	$8,242
Operating income	$552	$2,527
Net income	$554	$2,528

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

	March 31, 2022	December 31, 2021
Current assets	$119,561	$130,898
Current liabilities	$(74,243)	$(91,121)
Sterling’s receivables from and equity in construction joint ventures	$19,292	$16,896

	Three Months Ended March 31,
	2022	2021
Revenues	$58,559	$49,417
Income before tax	$6,777	$4,635
Sterling’s noncontrolling interest:
Revenues	$26,608	$21,944
Income before tax	$3,067	$2,135
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

7.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	March 31, 2022	December 31, 2021
Construction and transportation equipment	$332,289	$316,381
Buildings and improvements	24,298	24,042
Land	3,891	3,891
Office equipment	3,314	3,270
Total property and equipment	363,792	347,584
Less accumulated depreciation	(151,189)	(143,268)
Total property and equipment, net	$212,603	$204,316
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $8,199 and $5,439 for the three months ended March 31, 2022 and 2021, respectively.

8.	OTHER INTANGIBLE ASSETS
The following table presents our acquired finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		March 31, 2022		December 31, 2021
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	25	$275,323	$(28,634)	$274,923	$(25,838)
Trade names	24	57,607	(5,380)	57,607	(4,726)
Non-compete agreements	5	2,487	(1,348)	2,487	(1,230)
Total	24	$335,417	$(35,362)	$335,017	$(31,794)
    The Company’s intangible amortization expense was $3,568 and $2,866 for the three months ended March 31, 2022 and 2021, respectively.

9.	DEBT
The Company’s outstanding debt was as follows:

	March 31, 2022	December 31, 2021
Term Loan Facility	$441,081	$446,888
Revolving Credit Facility	—	—
Credit Facility	441,081	446,888
Other debt	11,441	15,309
Total debt	452,522	462,197
Less - Current maturities of long-term debt	(30,368)	(28,230)
Less - Unamortized debt issuance costs	(4,823)	(5,379)
Total long-term debt	$417,331	$428,588
Credit Facility—Our amended credit agreement (as amended, the “Credit Agreement”) provides the Company with senior secured debt financing (collectively, the “Credit Facility”) consisting of (i) a senior secured first lien term loan facility (the “Term Loan Facility”) in the aggregate principal amount of $540,000 and (ii) a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $75,000 (with a $75,000 limit for the issuance of letters of credit and a $15,000 sublimit for swing line loans). The obligations under the Credit Facility are secured by substantially all assets of the Company and the subsidiary guarantors, subject to certain permitted liens and interests of other parties. The Credit Facility will mature on October 2, 2024.
The Term Loan Facility bears interest at either the base rate plus a margin, or at a one to twelve-month LIBOR rate plus a margin, at the Company’s election. At March 31, 2022, the Company calculated interest using a one-month LIBOR rate and an applicable margin of 0.21% and 2.50% per annum, respectively. We continue to utilize an interest rate swap to hedge against $200,000 of the outstanding Term Loan Facility, which resulted in a weighted average interest rate of approximately 3.28% per annum during the three months ended March 31, 2022. Scheduled principal payments on the Term Loan Facility are made quarterly and total approximately $23,200, $31,900, and $26,100 for each of the years ending 2022, 2023 and 2024, respectively. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on October 2, 2024. The Company is required to make mandatory prepayments on the Credit Facility with proceeds received from issuances of debt, events of loss and certain dispositions, and is also required to prepay the Credit Facility with a certain percentage of its excess cash flow within 5 days after receipt of its annual audited financial statements. For the three months ended March 31, 2022, the Company made scheduled term loan payments of $5,806.
The Revolving Credit Facility bears interest at the same rate options as the Term Loan Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. At March 31, 2022, we had no outstanding borrowings under the $75,000 Revolving Credit Facility.
Debt Issuance Costs—The costs associated with the Credit Facility are reflected on the Condensed Consolidated Balance Sheets as a direct reduction from the related debt liability and amortized over the term of the facility. Amortization of debt issuance costs was $556 and $660 for the three months ended March 31, 2022 and 2021, respectively, and was recorded as interest expense.
Other Debt—Other debt has primarily consisted of a $10,000 subordinated promissory note to one of the Plateau sellers and short-term Paycheck Protection Program loans (the “PPP Loans”) received by the Company’s two 50% owned subsidiaries. During the first quarter of 2022, the Small Business Administration forgave the final outstanding PPP Loan of approximately $4,800, of which the Company recorded a gain on debt extinguishment of $2,428 for its 50% portion of the gain.
Compliance and Other—The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict the ability of us and our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain certain financial covenants. As of March 31, 2022, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Condensed Consolidated Balance Sheets. At March 31, 2022 and December 31, 2021, the carrying values of our debt outstanding approximated the fair values.

10.	FINANCIAL INSTRUMENTS
    Interest Rate Derivative—We continue to utilize a swap arrangement to hedge against interest rate variability associated with $200,000 of the $441,081 outstanding under the Term Loan Facility. The Company has designated its interest rate swap agreement as a cash flow hedging derivative. To the extent the derivative instrument is effective and the documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) (“OCI”) until the underlying hedged item is recognized in earnings. At March 31, 2022, the fair value of the swap recorded in accumulated other comprehensive income (loss) (“AOCI”) was a net loss of $210.
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
•Level 3—Fair value is based on internally developed models that use, as their basis, significant unobservable market parameters. The Company did not have any level 3 classifications at March 31, 2022 or December 31, 2021.
    The following table presents the fair value of the interest rate derivative by valuation hierarchy and balance sheet classification:

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other current liabilities	$—	$(322)	$—	$(322)	$—	$(2,438)	$—	$(2,438)
Other non-current liabilities	—	—	—	—	—	—	—	—
Total liabilities at fair value	$—	$(322)	$—	$(322)	$—	$(2,438)	$—	$(2,438)
    OCI—The following table presents the total value recognized in OCI and reclassified from AOCI into earnings during the three months ended March 31, 2022 and 2021 for derivatives designated as cash flow hedges:

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Net gain (loss) recognized in OCI	$1,285	$(293)	$992	$126	$(29)	$97
Net amount reclassified from AOCI into earnings(1)	741	(170)	571	1,034	(236)	798
Change in other comprehensive income	$2,026	$(463)	$1,563	$1,160	$(265)	$895
(1) Net unrealized losses totaling $210 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.

11.	LEASE OBLIGATIONS
    The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of one month to fourteen years, some of which include options to extend the leases for up to ten years.
    The components of lease expense are as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$2,693	$1,512
Short-term lease cost	$3,168	$2,124
Finance lease cost:
Amortization of right-of-use assets	$41	$50
Interest on lease liabilities	4	6
Total finance lease cost	$45	$56
    Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2022	2021
Operating cash flows from operating leases	$2,991	$1,518
Operating cash flows from finance leases	$4	$6
Financing cash flows from finance leases	$41	$50

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$15,897	$896
Finance leases	$—	$—
    Supplemental balance sheet information related to leases is as follows:

Operating Leases	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	$37,344	$24,520

Current portion of long-term lease obligations	$10,117	$8,841
Long-term lease obligations	27,326	15,831
Total operating lease liabilities	$37,443	$24,672
Finance Leases
Property and equipment, at cost	$1,479	$1,479
Accumulated depreciation	(953)	(907)
Property and equipment, net	$526	$572

Current maturities of long-term debt	$143	$148
Long-term debt	188	224
Total finance lease liabilities	$331	$372
Weighted Average Remaining Lease Term
Operating leases	5.6	5.4
Finance leases	2.3	2.5
Weighted Average Discount Rate
Operating leases	4.9%	5.0%
Finance leases	4.3%	4.3%

    Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2022 (excluding the three months ended March 31, 2022)	$8,786	$116
2023	9,507	154
2024	7,453	77
2025	5,713	—
2026	3,926	—
2027	3,579	—
Thereafter	3,978	—
Total lease payments	$42,942	$347
Less imputed interest	(5,499)	(16)
Total	$37,443	$331

12.	COMMITMENTS AND CONTINGENCIES
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
The Company, including its construction joint ventures and its consolidated 50% owned subsidiaries, is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions will have a material impact on the Condensed Consolidated Financial Statements of the Company. There are no significant unresolved legal issues as of March 31, 2022.

13.	INCOME TAXES
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Three Months Ended March 31,
	2022	2021
Current tax expense	$957	$618
Deferred tax expense	5,640	4,142
Income tax expense	$6,597	$4,760

Cash paid for income taxes	$—	$—
The effective income tax rate for three months ended March 31, 2022 was 25.3% and varied from the statutory rate primarily as a result of state income taxes, non-taxed PPP loan forgiveness, nondeductible compensation and other permanent differences.
Due to net operating loss carryforwards, the Company expects no cash payments for federal income taxes for 2022 or 2021. The Company makes cash payments for state income taxes in states in which the Company does not have net operating loss carry forwards.
At December 31, 2021 the Company had federal and state net operating loss (“NOL”) carryforwards of $33,780 and $32,064, respectively, which expire at various dates in the next 17 years for U.S. federal income tax and in the next 6 to 16 years for the various state jurisdictions where we operate. Such NOL carryforwards expire beginning in 2028 through 2039.
As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

14.	STOCK INCENTIVE PLAN
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) and an employee stock purchase plan (the “ESPP”) that are administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”). Changes in common stock, additional paid in capital and treasury stock during the three months ended March 31, 2022 primarily relate to activity associated with the Stock Incentive Plan, the ESPP and shares withheld for taxes.
Share Grants—During the three months ended March 31, 2022, the Company granted the following awards under the Stock Incentive Plan:

	Shares	Weighted Average Grant-Date Fair Value per Share
RSUs	100	$26.70
PSUs (at target)	154	$26.82
Total shares granted	254
Share Issuances—During the three months ended March 31, 2022, the Company issued the following shares under the Stock Incentive Plan and the ESPP:

Shares
RSUs (issued upon vesting)	5
PSUs (issued upon vesting)	675
ESPP (issued upon sale)	8
Total shares issued	688
Stock-Based Compensation—During the three months ended March 31, 2022 and 2021, the Company recognized $2,296 and $1,835, respectively, of stock-based compensation, primarily within general and administrative expenses. Included within total stock-based compensation for the three months ended March 31, 2022 and 2021 is $34 and $25, respectively, of expense related to the ESPP. Additionally, the Company has liability-based awards for which the number of units awarded is not determined until the vesting date. During the three months ended March 31, 2022 and 2021, the Company recognized $1,225 and $0, respectively, within additional paid in capital for the vesting of liability-based awards. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures.
Shares Withheld for Taxes—The Company withheld 263 shares for taxes on RSU/PSU stock-based compensation vestings for $7,385 during the three months ended March 31, 2022.
AOCI—During the three months ended March 31, 2022, changes in AOCI were a result of net gains (losses) recognized in OCI and amounts reclassified from AOCI into earnings related to our interest rate derivative. See Note 10 - Financial Instruments for further discussion.

15.	EARNINGS PER SHARE
The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Numerator:	2022	2021
Net income attributable to Sterling common stockholders	$19,252	$10,555
Denominator:
Weighted average common shares outstanding — basic	29,964	28,279
Shares for dilutive unvested stock and warrants	148	484
Weighted average common shares outstanding — diluted	30,112	28,763
Basic net income per share attributable to Sterling common stockholders	$0.64	$0.37
Diluted net income per share attributable to Sterling common stockholders	$0.64	$0.37

16.	SUPPLEMENTAL CASH FLOW INFORMATION
    Operating Assets and Liabilities—The following table summarizes the changes in the components of operating assets and liabilities:

	Three Months Ended March 31,
	2022	2021
Accounts receivable	$5,703	$7,238
Contracts in progress, net	(16,305)	(7,921)
Receivables from and equity in construction joint ventures	(2,396)	(1,513)
Other current and non-current assets	(1,399)	246
Accounts payable	(2,876)	12,799
Accrued compensation and other liabilities	(331)	59
Members' interest subject to mandatory redemption and undistributed earnings	(1,789)	325
Changes in operating assets and liabilities	$(19,393)	$11,233

17.	SEGMENT INFORMATION
The Company’s internal and public segment reporting are aligned based upon the services offered by its operating segments. With the December 30, 2021 acquisition of Petillo, the Company realigned its operating groups to reflect management’s present oversight of operations. After realignment, the Company’s operations consist of three reportable segments: E-Infrastructure Solutions, Transportation Solutions, and Building Solutions, with the commercial business reclassified from the previously reported Specialty Services operating group into the newly formed Building Solutions operating group. The segment information for the prior period has been recast to conform to the current presentation.
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
The following table presents total revenue and income from operations by reportable segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Revenues	2022	2021
E-Infrastructure Solutions	$168,927	$96,572
Transportation Solutions	160,499	147,054
Building Solutions	80,894	71,690
Total Revenues	$410,320	$315,316

Operating Income
E-Infrastructure Solutions	$21,285	$17,812
Transportation Solutions	3,686	2,666
Building Solutions	9,358	7,361
Segment Operating Income	34,329	27,839
Corporate	(5,805)	(5,084)
Acquisition Related Costs	(255)	—
Total Operating Income	$28,269	$22,755

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This quarterly report on Form 10-Q (“Report”) contains statements that are, or may be considered to be, “forward-looking statements” regarding the Company which represent our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for certain forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements included herein relate to matters that are not based on historical facts and reflect our current expectations as of the date of this Report, regarding items such as: our industry and business outlook, including relating to federal, state and municipal funding for infrastructure projects, the residential home building market and demand from our customers; business strategy, including the integration of recent acquisitions and the potential for additional future acquisitions; expectations and estimates relating to our backlog; expectations concerning our market position; future operations; margins; profitability; capital expenditures; liquidity and capital resources; and other financial and operating information. Forward-looking statements may use or contain words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “will,” “would” and similar terms and phrases.
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
•our ability to meet the terms and conditions of our debt obligations and covenants; and
•the other risks discussed in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) under “Part I, Item 1A. Risk Factors”, or our other filings with the Securities and Exchange Commission.
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

OVERVIEW

General—Sterling Construction Company, Inc. (“Sterling” or “the Company”) operates through a variety of subsidiaries within three segments specializing in E-Infrastructure, Transportation and Building Solutions in the United States (the “U.S.”), primarily across the Southern, Northeastern, Mid-Atlantic and the Rocky Mountain States, California and Hawaii, as well as other areas with strategic construction opportunities. E-Infrastructure Solutions projects develop advanced, large-scale site development systems and services for data centers, e-commerce distribution centers, warehousing, transportation, energy and more. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, light rail, water, wastewater and storm drainage systems. Building Solutions projects include residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs and other concrete work. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.
Petillo Acquisition—On December 30, 2021, we completed our acquisition of Petillo for aggregate consideration of $196.8 million. Petillo is a leading specialty site development contractor based in Flanders, New Jersey and serves the Northeastern and Mid-Atlantic States, providing large-scale site infrastructure improvement services, including full-service excavation, underground utility construction, environmental remediation, drainage systems for commercial construction and water management and distribution systems. The results of Petillo are included within our E-Infrastructure Solutions segment. See Note 3 - Acquisitions for further discussion.
Impact of COVID-19—The Company continues to monitor closely the actual and expected impacts of the COVID-19 pandemic on our business, financial condition and results of operations. To date, we have not experienced significant shutdowns of project sites or operational interruptions. While the Company has not incurred significant disruptions thus far from the COVID-19 pandemic, the pandemic may impact our business, condensed consolidated results of operations and financial condition in the future. The significance of impacts on our operations going forward is not yet certain and depends on numerous evolving factors as discussed further in the Company’s 2021 Form 10-K under “Part I, Item 1A. Risk Factors.”
MARKET OUTLOOK AND TRENDS
The market outlook and trends currently reflect favorable opportunities for long-term growth despite the challenging market pressures that include inflation, supply chain issues and labor challenges. To remain competitive in the current market environments, Sterling remains focused on our strategic business elements and objectives as outlined. We continue to shift our focus from low-bid heavy highway, that now represents approximately 14% of our total revenue, and increasing margins in our E-Infrastructure and Building Solutions segments.
E-Infrastructure Solutions—Sterling’s E-Infrastructure Solutions business is primarily driven by investments in the development of data centers, e-commerce distribution centers and warehouses. The continued revenue growth of the Company’s complex site development business is directly related to the continued implementation of publicly announced multi-year capital infrastructure campaigns from end users, including Amazon, Facebook and Home Depot. In our growing East Coast market, project activity includes data centers, new warehouse and industrial development. Within this market, the current warehouse availability rate is at 4.1%, despite over 16.7 million square feet of new building deliveries in 2021. Additionally, the market experienced over 11.8 million square feet of absorption during Q4, bringing 2021 total absorption to 34.5 million square feet, more than any other year on record. Equipment availability, material delays and fuel price increases continue to be challenging factors. With the forecasted increases expected in land prices, the customer trends show projects for full site development versus staged site development. The trend for full site development is expected to continue in 2022.
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
At March 31, 2022, our Backlog was $1.53 billion, as compared to $1.49 billion at December 31, 2021, with a book-to-burn ratio of 1.1X for the three months ended March 31, 2022.
Unsigned Low-bid Awards were $142.3 million at March 31, 2022 and $22.5 million at December 31, 2021. Combined Backlog totaled $1.67 billion and $1.52 billion at March 31, 2022 and December 31, 2021, with a book-to-burn ratio of 1.4X for the three months ended March 31, 2022.
The Company’s margin in Backlog has increased to 12.8% at March 31, 2022 from 12.2% at December 31, 2021 and the Combined Backlog margin increased to 12.6% at March 31, 2022 from 12.2% at December 31, 2021, driven by a greater mix of E-Infrastructure Solutions backlog.
RESULTS OF OPERATIONS
Consolidated Results
Summary—For the first quarter of 2022, the Company had operating income of $28.3 million, income before income taxes of $26.1 million, net income attributable to Sterling common stockholders of $19.3 million and net income per diluted share attributable to Sterling common stockholders of $0.64.
Consolidated financial highlights for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 are as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Revenues	$410,320	$315,316
Gross profit	56,139	45,032
General and administrative expenses	(23,072)	(17,099)
Intangible asset amortization	(3,568)	(2,866)
Acquisition related costs	(255)	—
Other operating expense, net	(975)	(2,312)
Operating income	28,269	22,755
Interest, net	(4,577)	(5,990)
Gain (loss) on extinguishment of debt, net	2,428	(337)
Income before income taxes and noncontrolling interests	26,120	16,428
Income tax expense	(6,597)	(4,760)
Less: Net income attributable to noncontrolling interests	(271)	(1,113)
Net income attributable to Sterling common stockholders	$19,252	$10,555

Gross margin	13.7%	14.3%

Revenues—Revenues were $410.3 million for the first quarter of 2022, an increase of $95.0 million or 30.1% compared with the first quarter of 2021. The increase in the first quarter of 2022 was driven by a $72.4 million increase in E-Infrastructure Solutions (including $47.3 million from Petillo), a $13.4 million increase in Transportation Solutions and a $9.2 million increase in Building Solutions.
Gross profit—Gross profit was $56.1 million for the first quarter of 2022, an increase of $11.1 million or 24.7% compared to the first quarter of 2021. The Company’s gross margin as a percent of revenue decreased to 13.7% in the first quarter of 2022, as compared to 14.3% in the first quarter of 2021. The increase in gross profit and decrease in margin as a percent of revenue was primarily driven by higher volume, partly offset by continued headwinds from inflation, labor and material supply issues in E-Infrastructure Solutions and Building Solutions.
Contracts in progress which were not substantially completed totaled approximately 259 and 201 at March 31, 2022 and 2021, respectively. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
General and administrative expenses—General and administrative expenses were $23.1 million, or 5.6% of revenue, for the first quarter of 2022, compared to $17.1 million, or 5.4% of revenue, for the first quarter of 2021. The increase was primarily driven by the inclusion of $3.1 million of general and administrative expense generated from Petillo operations in the first quarter of 2022, as well as a continued impact due to inflation and supply-chain issues. The Company anticipates that general and administrative expense will be approximately 5% of revenue for the full year 2022.
Interest expense—Interest expense was $4.6 million for the first quarter of 2022 compared to $6.0 million for the first quarter of 2021. The decrease is due to a 2% lower applicable interest rate provided under the amended Credit Agreement, which was amended in the second quarter of 2021. The decrease was partly offset by the additional borrowings related to the Petillo Acquisition.
Income taxes—The effective income tax rate was 25.3% for the first quarter of 2022. The effective income tax rate for first quarter of 2022 benefited primarily from the non-taxed PPP loan forgiveness. See Note 9 - Debt for more information. The Company anticipates an effective income tax rate for the full year 2022 of 28% to 29%. Due to its net operating loss carryforwards, the Company expects no cash payments for federal income taxes for 2022 or 2021. See Note 13 - Income Taxes for more information.
Segment Results
With the December 30, 2021 acquisition of Petillo, the Company realigned its operating groups to reflect management’s present oversight of operations. After realignment, the Company’s operations consist of three reportable segments: E-Infrastructure Solutions, Transportation Solutions and Building Solutions, with the commercial business reclassified from the previously reported Specialty Services operating group into the newly formed Building Solutions operating group. The segment information for the prior period has been recast to conform to the current presentation.

(In thousands)	Three Months Ended March 31,
Revenues	2022	% of Revenue	2021	% of Revenue
E-Infrastructure Solutions	$168,927	41%	$96,572	31%
Transportation Solutions	160,499	39%	147,054	46%
Building Solutions	80,894	20%	71,690	23%
Total Revenues	$410,320		$315,316

Operating Income
E-Infrastructure Solutions	$21,285	12.6%	$17,812	18.4%
Transportation Solutions	3,686	2.3%	2,666	1.8%
Building Solutions	9,358	11.6%	7,361	10.3%
Segment Operating Income	34,329	8.4%	27,839	8.8%
Corporate	(5,805)		(5,084)
Acquisition Related Costs	(255)		—
Total Operating Income	$28,269	6.9%	$22,755	7.2%

E-Infrastructure Solutions
Revenues—Revenues were $168.9 million for the first quarter of 2022, an increase of $72.4 million or 74.9% compared to the first quarter of 2021. The increase was primarily driven by the inclusion of $47.3 million of revenue generated from Petillo operations in the first quarter of 2022, as well as higher volume.
Operating income—Operating income was $21.3 million for the first quarter of 2022, an increase of $3.5 million, compared to the first quarter of 2021. The increase was primarily driven by the inclusion of three months of operating income generated from Petillo operations in the first quarter of 2022, partly offset by continued headwinds from inflation, supply chain issues and the related impact on productivity and efficiency. The operating income and margin in the first quarter of 2022 were impacted by Petillo’s seasonality of weather in the Northeastern and Mid-Atlantic U.S. region.
Transportation Solutions
Revenues—Revenues were $160.5 million for the first quarter of 2022, an increase of $13.5 million or 9.1% compared to the first quarter of 2021. The increase was primarily driven by higher heavy highway, water containment and treatment and other revenue, partly offset by lower aviation revenue. The increase in heavy highway revenue was primarily due to the ramp up of construction on large design-build projects. During the first quarter of 2022, our low-bid heavy highway revenue decreased by $0.2 million, which was offset by an increase of $13.5 million from heavy highway design build and other revenues compared to the first quarter of 2021.
Operating Income—Operating income was $3.7 million for the first quarter of 2022, an increase of $1.0 million, compared to the first quarter of 2021. The increase was the result of improved margin mix with the ramp up of construction on large design-build projects and the continuation of our planned revenue reduction from lower margin low-bid heavy highway work.
Building Solutions
Revenues—Revenues were $80.9 million for the first quarter of 2022, an increase of $9.2 million or 12.8%, compared to the first quarter of 2021. The revenue increased due to a higher volume of slabs poured in the first quarter of 2022, compared to the first quarter of 2021. We continue to see strong demand for new housing in our Texas footprint and our expansion into the Arizona market.
Operating income—Operating income was $9.4 million for the first quarter of 2022, an increase of $2.0 million, compared to the first quarter of 2021. The increase in operating income and margin was driven by the aforementioned higher volume; however, operating margins have continued to be impacted by higher material costs for concrete, steel and lumber, and the lack of consistent availability of these materials, as well as labor shortages and increased subcontractor labor costs. While the Company continues to work with customers to pass on the increases in material and labor cost, the Company may not be successful in recouping these additional costs in the future.
Corporate
Operating expense—The corporate overhead element of general and administrative expenses, which is not allocated to the business segments, was $5.8 million for the first quarter of 2022, an increase of $0.7 million compared to the first quarter of 2021. Corporate overhead is primarily comprised of corporate headquarters facility expense, the cost of the executive management team, and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as corporate human resources, legal, governance and finance functions.
LIQUIDITY AND SOURCES OF CAPITAL
Cash—Cash at March 31, 2022, was $80.4 million, and includes the following components:

(In thousands)	March 31, 2022	December 31, 2021
Generally Available	$40,251	$29,812
Consolidated 50% Owned Subsidiaries	18,873	30,429
Construction Joint Ventures	21,271	21,599
Total Cash	$80,395	$81,840

The following tables set forth information about our cash flows and liquidity:

(In thousands)	Three Months Ended March 31,
Net cash provided by (used in):	2022	2021
Operating activities	$19,183	$38,090
Investing activities	(14,563)	(11,001)
Financing activities	(5,928)	(32,502)
Net change in cash and cash equivalents	$(1,308)	$(5,413)
Operating Activities—During the three months ended March 31, 2022, net cash provided by operating activities was $19.2 million compared to net cash provided by operating activities of $38.1 million in the three months ended March 31, 2021. Cash flows provided by operating activities were lower despite higher net income, after adjusting for various non-cash items and changes in accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below, and other accrued liabilities.
Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in the components of Contract Capital during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Contracts in progress, net	$(16,305)	$(7,921)
Accounts receivable	5,703	7,238
Receivables from and equity in construction joint ventures	(2,396)	(1,513)
Accounts payable	(2,876)	12,799
Change in Contract Capital, net	$(15,874)	$10,603
During the three months ended March 31, 2022, the change in Contract Capital decreased liquidity by $15.9 million. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.
Investing Activities—During the three months ended March 31, 2022, net cash used in investing activities was $14.6 million, compared to net cash used of $11.0 million in the three months ended March 31, 2021. The use of cash was driven by purchases of capital equipment less cash proceeds from the sale of property and equipment. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment.
Financing Activities—During the three months ended March 31, 2022, net cash used in financing activities was $5.9 million, compared to net cash used of $32.5 million in the prior year. The financing cash outflow was driven by $5.9 million of repayments on the Term Loan Facility.
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
Inflation—While inflation did not have a material impact on our financial results for many years, beginning in 2021, supply chain volatility has resulted in price increases in oil, fuel, lumber, concrete and steel which have increased our cost of operations, and inflation has increased our general and administrative expense. Anticipated cost increases are considered in our bids to customers; however, inflation has had, and may continue to have, a negative impact on the Company’s financial results.
JOINT VENTURES
We participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects. The joint venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Although our agreements with our joint venture partners provide that each party will assume and fund its share of any losses resulting from a project, if one of our partners was unable to pay its share, we would be fully liable for such share under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion to which it committed in the joint venture agreement. See the 2021 Form 10-K under “Part I, Item 1A. Risk Factors.”
 At March 31, 2022, there was approximately $231.5 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $98.6 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of March 31, 2022, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.
NEW ACCOUNTING STANDARDS
There have been no material changes to the Company’s discussion of new accounting standards from those described in Note 2 - Basis of Presentation and Significant Accounting Policies of our 2021 Form 10-K.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s discussion of critical accounting estimates from those described in Item 7 of our 2021 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We continue to utilize a swap arrangement to hedge against interest rate variability associated with $200 million of the $441 million outstanding under the Term Loan Facility. The Company has designated its interest rate swap agreement as a cash flow hedging derivative. To the extent the derivative instrument is effective and the documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) until the underlying hedged item is recognized in earnings. The total fair value of the contract was a net loss of approximately $0.2 million at March 31, 2022. For the $241 million remaining portion of the Term Loan Facility not associated with the interest rate swap hedge, at March 31, 2022 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $2.4 million per year.
Other
The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At March 31, 2022, the fair value of the term loan, based upon the current market rates for debt with similar credit risk and maturities, approximated its carrying value as interest is based on LIBOR plus an applicable margin.
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2022. As previously disclosed, we completed the Petillo and Kimes Acquisitions on December 30, 2021 and December 28, 2021, respectively, and, as permitted by SEC guidance for newly acquired businesses, we have elected to exclude the acquired operations of Petillo and Kimes from the scope of design and operation of our disclosure controls and procedures for the quarter ended March 31, 2022. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2022 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have not been any material changes from the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of the 2021 Form 10-K. You should carefully consider such risk factors, which could materially affect the business, financial condition or future results.
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

STERLING CONSTRUCTION COMPANY, INC.

Date: May 3, 2022	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer and Duly Authorized Officer