Form 10-Q
period 2022-06-30
STERLING INFRASTRUCTURE, INC.
filed 2022-08-02
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number	1-31993

STERLING INFRASTRUCTURE, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-1655321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Hughes Landing Blvd. The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (281) 214-0777
Sterling Construction Company, Inc.
(Former name, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of July 29, 2022 – 30,300,393

STERLING INFRASTRUCTURE, INC.
QUARTERLY REPORT ON FORM 10-Q

Special Note Regarding Name Change

On June 1, 2022, the Company officially changed its legal name from “Sterling Construction Company, Inc.” to “Sterling Infrastructure, Inc.”

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$510,568	$401,666	$920,888	$716,982
Cost of revenues	(442,184)	(345,419)	(796,365)	(615,703)
Gross profit	68,384	56,247	124,523	101,279
General and administrative expense	(23,424)	(15,829)	(46,496)	(32,928)
Intangible asset amortization	(3,514)	(2,866)	(7,082)	(5,732)
Acquisition related costs	(230)	—	(485)	—
Other operating expense, net	(126)	(4,832)	(1,101)	(7,144)
Operating income	41,090	32,720	69,359	55,475
Interest income	30	12	40	26
Interest expense	(4,480)	(5,737)	(9,067)	(11,741)
Gain on extinguishment of debt, net	—	1,401	2,428	1,064
Income before income taxes	36,640	28,396	62,760	44,824
Income tax expense	(10,268)	(8,179)	(16,865)	(12,939)
Net income	26,372	20,217	45,895	31,885
Less: Net income attributable to noncontrolling interests	(411)	(161)	(682)	(1,274)
Net income attributable to Sterling common stockholders	$25,961	$20,056	$45,213	$30,611

Net income per share attributable to Sterling common stockholders:
Basic	$0.86	$0.70	$1.50	$1.08
Diluted	$0.86	$0.69	$1.50	$1.06

Weighted average common shares outstanding:
Basic	30,225	28,582	30,094	28,433
Diluted	30,362	29,054	30,229	28,878

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$26,372	$20,217	$45,895	$31,885
Other comprehensive income, net of tax
Change in interest rate swap, net of tax (Note 10)	839	728	2,402	1,623
Total comprehensive income	27,211	20,945	48,297	33,508
Less: Comprehensive income attributable to noncontrolling interests	(411)	(161)	(682)	(1,274)
Comprehensive income attributable to Sterling common stockholders	$26,800	$20,784	$47,615	$32,234

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents ($30,328 and $35,378 related to variable interest entities (“VIEs”))	$72,905	$81,840
Accounts receivable ($26,282 and $26,176 related to VIEs)	302,844	232,153
Contract assets ($15,345 and $10,249 related to VIEs)	121,667	83,310
Receivables from and equity in construction joint ventures ($6,696 and $7,058 related to VIEs)	16,910	16,896
Other current assets ($865 and $1,087 related to VIEs)	23,170	20,492
Total current assets	537,496	434,691
Property and equipment, net ($10,095 and $10,420 related to VIEs)	214,976	204,316
Operating lease right-of-use assets, net ($5,246 and $5,097 related to VIEs)	46,628	24,520
Goodwill ($1,501 and $1,501 related to VIEs)	252,887	259,791
Other intangibles, net	297,041	303,223
Other non-current assets, net	4,502	4,455
Total assets	$1,353,530	$1,230,996

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($33,597 and $23,611 related to VIEs)	$164,506	$144,982
Contract liabilities ($15,919 and $22,583 related to VIEs)	161,961	127,932
Current maturities of long-term debt ($0 and $4,857 related to VIEs)	26,273	28,230
Current portion of long-term lease obligations ($2,396 and $2,334 related to VIEs)	12,582	8,841
Accrued compensation ($3,175 and $2,388 related to VIEs)	33,044	22,803
Other current liabilities ($700 and $889 related to VIEs)	9,023	18,972
Total current liabilities	407,389	351,760
Long-term debt ($0 and $81 related to VIEs)	415,998	428,588
Long-term lease obligations ($2,850 and $2,763 related to VIEs)	34,103	15,831
Members’ interest subject to mandatory redemption and undistributed earnings	54,214	55,115
Deferred tax liability, net	29,871	14,656
Other long-term liabilities	4,580	4,819
Total liabilities	946,155	870,769
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, par value $0.01 per share; 38,000 shares authorized, 30,299 and 29,838 shares issued and outstanding	303	298
Additional paid in capital	279,120	280,274
Retained earnings	125,131	79,918
Accumulated other comprehensive gain (loss)	679	(1,723)
Total Sterling stockholders’ equity	405,233	358,767
Noncontrolling interests	2,142	1,460
Total stockholders’ equity	407,375	360,227
Total liabilities and stockholders’ equity	$1,353,530	$1,230,996
 The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$45,895	$31,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,412	16,707
Amortization of debt issuance costs and non-cash interest	1,102	1,264
Gain on disposal of property and equipment	(716)	(437)
Gain on debt extinguishment, net	(2,428)	(1,064)
Deferred taxes	14,505	11,294
Stock-based compensation	6,463	3,850
Change in fair value of interest rate swap	(173)	(51)
Changes in operating assets and liabilities (Note 16)	(55,471)	28,044
Net cash provided by operating activities	34,589	91,492
Cash flows from investing activities:
Acquisitions, net of cash acquired	(3,033)	—
Capital expenditures	(28,945)	(22,150)
Proceeds from sale of property and equipment	951	690
Net cash used in investing activities	(31,027)	(21,460)
Cash flows from financing activities:
Repayments of debt	(11,770)	(40,072)
Distributions to noncontrolling interest owners	—	(1,959)
Other	—	(602)
Net cash used in financing activities	(11,770)	(42,633)
Net change in cash, cash equivalents, and restricted cash	(8,208)	27,399
Cash, cash equivalents, and restricted cash at beginning of period	88,693	72,642
Cash, cash equivalents, and restricted cash at end of period	80,485	100,041
Less: restricted cash (other current assets)	(7,580)	(6,411)
Cash and cash equivalents at end of period	$72,905	$93,630
Non-cash items:
Capital expenditures	$1,097	$4,425
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	29,838	$298	$280,274	$79,918	$(1,723)	$358,767	$1,460	$360,227
Net income	—	—	—	19,252	—	19,252	271	19,523
Change in interest rate swap	—	—	—	—	1,563	1,563	—	1,563
Stock-based compensation	—	—	3,521	—	—	3,521	—	3,521
Issuance of stock	688	7	185	—	—	192	—	192
Shares withheld for taxes	(263)	(3)	(7,383)	—	—	(7,386)	—	(7,386)
Balance at March 31, 2022	30,263	$302	$276,597	$99,170	$(160)	$375,909	$1,731	$377,640
Net income	—	—	—	25,961	—	25,961	411	26,372
Change in interest rate swap	—	—	—	—	839	839	—	839
Stock-based compensation	—	—	2,333	—	—	2,333	—	2,333
Issuance of stock	36	1	190	—	—	191	—	191
Balance at June 30, 2022	30,299	$303	$279,120	$125,131	$679	$405,233	$2,142	$407,375

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	28,184	$283	$256,423	95	$(1,445)	$17,273	$(5,264)	$267,270	$1,459	$268,729
Net income	—	—	—	—	—	10,555	—	10,555	1,113	11,668
Change in interest rate swap	—	—	—	—	—	—	895	895	—	895
Stock-based compensation	—	—	1,835	—	—	—	—	1,835	—	1,835
Distributions to owners	—	—	—	—	—	—	—	—	(1,959)	(1,959)
Issuance of stock	668	5	(1,602)	(111)	1,741	—	—	144	—	144
Shares withheld for taxes	(246)	(2)	(5,321)	16	(296)	—	—	(5,619)	—	(5,619)
Balance at March 31, 2021	28,606	$286	$251,335	—	$—	$27,828	$(4,369)	$275,080	$613	$275,693
Net income	—	—	—	—	—	20,056	—	20,056	161	20,217
Change in interest rate swap	—	—	—	—	—	—	728	728	—	728
Stock-based compensation	—	—	2,015	—	—	—	—	2,015	—	2,015
Issuance of stock	32	—	120	—	—	—	—	120	—	120
Other	—	—	(3)	—	—	—	—	(3)	—	(3)
Balance at June 30, 2021	28,638	$286	$253,467	—	$—	$47,884	$(3,641)	$297,996	$774	$298,770
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
($ and share values in thousands, except per share data)
(Unaudited)

1.	NATURE OF OPERATIONS
Business Summary
Sterling Infrastructure, Inc. (“Sterling,” “the Company,” “we,” “our” or “us”), a Delaware corporation, operates through a variety of subsidiaries within three segments specializing in E-Infrastructure, Transportation and Building Solutions in the United States (the “U.S.”), primarily across the Southern, Northeastern, Mid-Atlantic and the Rocky Mountain States, California and Hawaii, as well as other areas with strategic construction opportunities. E-Infrastructure Solutions projects develop advanced, large-scale site development systems and services for data centers, e-commerce distribution centers, warehousing, transportation, energy and more. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, light rail, water, wastewater and storm drainage systems. Building Solutions projects include residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs and other concrete work. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Presentation Basis—The accompanying Condensed Consolidated Financial Statements are presented in accordance with accounting policies generally accepted in the United States (“GAAP”) and reflect all wholly owned subsidiaries and those entities the Company is required to consolidate. See Note 5 - Consolidated 50% Owned Subsidiaries and Note 6 - Construction Joint Ventures for further discussion of the Company’s consolidation policy for those entities that are not wholly owned. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Values presented within tables (excluding per share data) are in thousands. Reclassifications have been made to historical financial data to conform to the current period presentation.
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
Accounts Receivable—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Receivables are written off based on the individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At June 30, 2022 and December 31, 2021, our allowance for our estimate of expected credit losses was zero.
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

Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. At June 30, 2022 and December 31, 2021, contract assets included $68,316 and $47,308 of retainage, respectively, and contract liabilities included $47,037 and $46,882 of retainage, respectively. Retainage on active contracts is classified as current regardless of the term of the contract and is generally collected within one year of the completion of a contract. We anticipate collecting approximately 61% of our June 30, 2022 retainage during the next twelve months. These assets and liabilities are reported on the Condensed Consolidated Balance Sheet within “Contract assets” and “Contract liabilities” on a contract-by-contract basis at the end of each reporting period.
Revenue recognized for the three and six months ended June 30, 2022 that was included in the contract liability balance on December 31, 2021 was $245,185 and $472,264, respectively. Revenue recognized for the three and six months ended June 30, 2021 that was included in the contract liability balance on December 31, 2020 was $141,813 and $297,370, respectively.
Cash and Restricted Cash—Our cash is comprised of highly liquid investments with maturities of three months or less. Restricted cash of $7,580 and $6,853 is included in “Other current assets” on the Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, respectively. This primarily represents cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements.

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
(1) Sterling’s closing stock price on December 29, 2021.
Preliminary Purchase Price Allocation—The aggregate purchase price noted above was allocated to the assets and liabilities acquired based upon their estimated fair values at the acquisition closing date, which were based, in part, upon a preliminary external appraisal and valuation of certain assets, including specifically identified intangible assets. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired totaling $60,873 was recorded as goodwill. This goodwill represents the value of expected future earnings and cash flows, as well as the synergies created by the integration of the new business within our organization, including cross-selling opportunities to help strengthen our existing service offerings and expand our market position. Goodwill and intangibles of approximately $132,000 related to the Acquisition, are deductible and amortizable for tax purposes over the next 15 years.
The following table summarizes our purchase price allocation at the Acquisition Closing Date, net of cash acquired:

Net tangible assets:
Accounts receivable	$45,016
Contract assets	5,953
Other current assets	193
Property and equipment, net	47,141
Other non-current assets, net	5,498
Accounts payable	(21,810)
Contract liabilities	(8,585)
Other current liabilities	(8,216)
Total net tangible assets	65,190
Identifiable intangible assets	70,700
Goodwill	60,873
Total consideration transferred	$196,763

During the six months ended June 30, 2022, the total consideration and purchase price allocation (goodwill) changed by $7,800, primarily due to an updated estimate of the tax basis step-up payment. The purchase price allocation above is subject to further change when additional information is obtained. We have not finalized our assessment of the fair values primarily for intangible assets and property and equipment. We intend to finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the Closing Date of the Acquisition. Our final purchase price allocation may result in additional adjustments to various other assets and liabilities, including the residual amount allocated to goodwill during the measurement period.
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

	Weighted Average Life (Years)	December 30, 2021 Fair Value
Customer relationships	25	$43,200
Trade names	25	27,500
Total		$70,700
Supplemental Pro Forma Information (Unaudited)—The following unaudited pro forma combined financial information (“the pro forma financial information”) gives effect to the Acquisition, accounted for as a business combination using the purchase method of accounting. The pro forma financial information reflects the Acquisition and related events as if they occurred at the beginning of the period and includes adjustments to (1) include compensation expense associated with the employment agreement the Company entered into with Mr. Petillo, (2) include additional intangible asset amortization associated with the Acquisition, (3) include additional interest expense associated with the Acquisition and (4) include the pro forma results of Petillo for the three and six month periods ending June 30, 2021. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the Acquisition.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Pro forma revenue	$455,827	$799,366
Pro forma net income attributable to Sterling	$24,053	$34,345

4.	REVENUE FROM CUSTOMERS
Backlog—The following table presents the Company’s backlog, by segment:

	June 30, 2022	December 31, 2021
E-Infrastructure Solutions Backlog	$523,703	$432,613
Transportation Solutions Backlog	939,329	963,267
Building Solutions Backlog - Commercial	80,624	97,235
Total Backlog	$1,543,656	$1,493,115
The Company expects to recognize approximately 65% of its backlog as revenue during the next twelve months, and the balance thereafter.

Revenue Disaggregation—The following tables present the Company’s revenue disaggregated by major end market and contract type:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues by major end market	2022	2021	2022	2021
E-Infrastructure Solutions Revenues	$233,548	$123,743	$402,475	$220,315
Heavy Highway	139,624	139,189	252,369	238,705
Aviation	18,934	36,754	36,517	63,976
Water Containment and Treatment	17,117	16,208	37,004	30,427
Other	15,706	11,002	25,990	17,099
Transportation Solutions Revenues	191,381	203,153	351,880	350,207
Residential	60,471	46,609	114,741	90,783
Commercial	25,168	28,161	51,792	55,677
Building Solutions Revenues	85,639	74,770	166,533	146,460
Total Revenues	$510,568	$401,666	$920,888	$716,982

Revenues by contract type
Fixed-Unit Price	$180,408	$225,886	$336,718	$403,434
Lump-Sum	267,274	127,416	465,142	218,571
Residential and Other	62,886	48,364	119,028	94,977
Total Revenues	$510,568	$401,666	$920,888	$716,982
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
Variable Consideration
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to the Company’s customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken. Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $13,985 and $13,905, at June 30, 2022 and December 31, 2021, respectively, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes such profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in contract estimates and variations in project scope of work resulted in net increases of approximately $10,600 and $26,000 for the three and six months ended June 30, 2022, respectively, and net increases of approximately $3,700 and $12,000 for the three and six months ended June 30, 2021, respectively, included in “Operating income” on the Condensed Consolidated Statements of Operations.

5.	CONSOLIDATED 50% OWNED SUBSIDIARIES
The Company has 50% ownership interests in two subsidiaries (“Myers” and “RHB”) that it fully consolidates as a result of its exercise of control over the entities. The earnings attributable to the 50% portions the Company does not own were approximately $100 and $1,100 for the three and six months ended June 30, 2022, respectively, and were approximately $4,800 and $6,600 for the three and six months ended June 30, 2021, respectively, and are eliminated within “Other operating expense, net” in the Condensed Consolidated Statements of Operations. Any undistributed earnings for partners are included in “Members’ interest subject to mandatory redemption and undistributed earnings” within the Condensed Consolidated Balance Sheets and are mandatorily payable at the time of the noncontrolling owners’ death or permanent disability.
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
The liability consists of the following:

	June 30, 2022	December 31, 2021
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	14,214	15,115
Total liability	$54,214	$55,115
The Company must determine whether any of its entities, including these two 50% owned subsidiaries, in which it participates, is a VIE. The Company determined that Myers is a VIE and that the Company is the primary beneficiary because, pursuant to the terms of the Myers Operating Agreement, the Company is exposed to the majority of potential losses of the partnership.
Summary financial information for Myers is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$48,741	$43,137	$93,099	$71,094
Operating (loss) income	$(4,608)	$747	$(6,056)	$1,465
Net (loss) income	$(2,305)	$366	$(568)	$717

6.	CONSTRUCTION JOINT VENTURES
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$12,609	$9,325	$20,462	$17,566
Operating income	$836	$613	$1,388	$3,140
Net income	$840	$615	$1,394	$3,143

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

	June 30, 2022	December 31, 2021
Current assets	$109,823	$130,898
Current liabilities	$(67,427)	$(91,121)
Sterling’s receivables from and equity in construction joint ventures	$16,910	$16,896

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$57,918	$62,489	$116,477	$111,906
Income before tax	$7,567	$8,780	$14,344	$13,415
Sterling’s noncontrolling interest:
Revenues	$23,970	$26,994	$50,578	$48,938
Income before tax	$2,948	$3,676	$6,015	$5,811
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

7.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	June 30, 2022	December 31, 2021
Construction and transportation equipment	$342,504	$316,381
Buildings and improvements	25,366	24,042
Land	3,891	3,891
Office equipment	3,513	3,270
Total property and equipment	375,274	347,584
Less accumulated depreciation	(160,298)	(143,268)
Total property and equipment, net	$214,976	$204,316
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $10,131 and $18,330 for the three and six months ended June 30, 2022, respectively, and $5,536 and $10,975 for the three and six months ended June 30, 2021, respectively.

8.	OTHER INTANGIBLE ASSETS
The following table presents our acquired finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		June 30, 2022		December 31, 2021
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	25	$275,823	$(31,441)	$274,923	$(25,838)
Trade names	24	57,607	(5,970)	57,607	(4,726)
Non-compete agreements	5	2,487	(1,465)	2,487	(1,230)
Total	24	$335,917	$(38,876)	$335,017	$(31,794)
    The Company’s intangible amortization expense was $3,514 and $7,082 for the three and six months ended June 30, 2022, respectively, and $2,866 and $5,732 for the three and six months ended June 30, 2021, respectively.

9.	DEBT
The Company’s outstanding debt was as follows:

	June 30, 2022	December 31, 2021
Term Loan Facility	$435,275	$446,888
Revolving Credit Facility	—	—
Credit Facility	435,275	446,888
Other debt	11,274	15,309
Total debt	446,549	462,197
Less - Current maturities of long-term debt	(26,273)	(28,230)
Less - Unamortized debt issuance costs	(4,278)	(5,379)
Total long-term debt	$415,998	$428,588
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
The Term Loan Facility bears interest at either the base rate plus a margin, or at a one to twelve-month LIBOR rate plus a margin, at the Company’s election. At June 30, 2022, the Company calculated interest using a one-month LIBOR rate and an applicable margin of 1.06% and 2.00% per annum, respectively. We continue to utilize an interest rate swap to hedge against $200,000 of the outstanding Term Loan Facility, which resulted in a weighted average interest rate of approximately 4.13% per annum during the six months ended June 30, 2022. Scheduled principal payments on the Term Loan Facility are made quarterly and total approximately $23,200, $31,900, and $26,100 for each of the years ending 2022, 2023 and 2024, respectively. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on October 2, 2024. The Company is required to make mandatory prepayments on the Credit Facility with proceeds received from issuances of debt, events of loss and certain dispositions, and is also required to prepay the Credit Facility with a certain percentage of its excess cash flow within 5 days after receipt of its annual audited financial statements. For the six months ended June 30, 2022, the Company made scheduled term loan payments of $11,612.
The Revolving Credit Facility bears interest at the same rate options as the Term Loan Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. At June 30, 2022, we had no outstanding borrowings under the $75,000 Revolving Credit Facility.
Debt Issuance Costs—The costs associated with the Credit Facility are reflected on the Condensed Consolidated Balance Sheets as a direct reduction from the related debt liability and amortized over the term of the facility. Amortization of debt issuance costs was $546 and $1,102 for the three and six months ended June 30, 2022, respectively, and $604 and $1,264 for the three and six months ended June 30, 2021, respectively, and was recorded as interest expense.
Other Debt—At December 31, 2021, other debt primarily consisted of a $10,000 subordinated promissory note to one of the Plateau sellers and a short-term Paycheck Protection Program loan (the “PPP Loan”) received by one of the Company’s 50% owned subsidiaries. During the first quarter of 2022, the Small Business Administration forgave the outstanding PPP Loan of approximately $4,800, of which the Company recorded a gain on debt extinguishment of $2,428 for its 50% portion of the gain.
Compliance and Other—The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict the ability of us and our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain certain financial covenants. As of June 30, 2022, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Condensed Consolidated Balance Sheets. At June 30, 2022 and December 31, 2021, the fair value of our debt outstanding approximated the carrying value.

10.	FINANCIAL INSTRUMENTS
    Interest Rate Derivative—We continue to utilize a swap arrangement to hedge against interest rate variability associated with $200,000 of the $435,275 outstanding under the Term Loan Facility. The Company has designated its interest rate swap agreement as a cash flow hedging derivative. To the extent the derivative instrument is effective and the documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) (“OCI”) until the underlying hedged item is recognized in earnings. At June 30, 2022, the fair value of the swap recorded in accumulated other comprehensive income (loss) (“AOCI”) was a net gain of $878.
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
•Level 3—Fair value is based on internally developed models that use, as their basis, significant unobservable market parameters. The Company did not have any level 3 classifications at June 30, 2022 or December 31, 2021.
    The following table presents the fair value of the interest rate derivative by valuation hierarchy and balance sheet classification:

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative Assets
Other current assets	$—	$847	$—	$847	$—	$—	$—	$—
Other non-current assets	—	—	—	—	—	—	—	—
Total assets at fair value	$—	$847	$—	$847	$—	$—	$—	$—
Derivative Liabilities
Other current liabilities	$—	$—	$—	$—	$—	$(2,438)	$—	$(2,438)
Other non-current liabilities	—	—	—	—	—	—	—	—
Total liabilities at fair value	$—	$—	$—	$—	$—	$(2,438)	$—	$(2,438)

    OCI—The following table presents the total value recognized in OCI and reclassified from AOCI into earnings during the three and six months ended June 30, 2022 and 2021 for derivatives designated as cash flow hedges:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Net gain (loss) recognized in OCI	$672	$(153)	$519	$1,957	$(446)	$1,511
Net amount reclassified from AOCI into earnings(1)	415	(95)	320	1,156	(265)	891
Change in other comprehensive income	$1,087	$(248)	$839	$3,113	$(711)	$2,402

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Net gain (loss) recognized in OCI	$(82)	$19	$(63)	$44	$(10)	$34
Net amount reclassified from AOCI into earnings(1)	1,024	(233)	791	2,058	(469)	1,589
Change in other comprehensive income	$942	$(214)	$728	$2,102	$(479)	$1,623
(1) Net unrealized gains totaling $878 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.

11.	LEASE OBLIGATIONS
    The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of one month to ten years, some of which include options to extend the leases for up to ten years.
    The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$5,452	$1,510	$8,145	$3,022
Short-term lease cost	$3,180	$2,911	$6,348	$5,035
Finance lease cost:
Amortization of right-of-use assets	$36	$46	$77	$96
Interest on lease liabilities	3	5	7	11
Total finance lease cost	$39	$51	$84	$107
    Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2022	2021
Operating cash flows from operating leases	$8,311	$2,980
Operating cash flows from finance leases	$7	$11
Financing cash flows from finance leases	$77	$96

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$30,192	$3,496
Finance leases	$—	$—

    Supplemental balance sheet information related to leases is as follows:

Operating Leases	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	$46,628	$24,520

Current portion of long-term lease obligations	$12,582	$8,841
Long-term lease obligations	34,103	15,831
Total operating lease liabilities	$46,685	$24,672
Finance Leases
Property and equipment, at cost	$1,479	$1,479
Accumulated depreciation	(987)	(907)
Property and equipment, net	$492	$572

Current maturities of long-term debt	$144	$148
Long-term debt	151	224
Total finance lease liabilities	$295	$372
Weighted Average Remaining Lease Term
Operating leases	5.0	5.4
Finance leases	2.0	2.5
Weighted Average Discount Rate
Operating leases	5.0%	5.0%
Finance leases	4.3%	4.3%
    Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2022 (excluding the six months ended June 30, 2022)	$6,741	$77
2023	13,091	154
2024	11,111	77
2025	8,377	—
2026	5,093	—
2027	2,163	—
Thereafter	6,391	—
Total lease payments	$52,967	$308
Less imputed interest	(6,282)	(13)
Total	$46,685	$295

12.	COMMITMENTS AND CONTINGENCIES
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
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Current tax expense	$1,403	$1,027	$2,360	$1,645
Deferred tax expense	8,865	7,152	14,505	11,294
Income tax expense	$10,268	$8,179	$16,865	$12,939

Cash paid for income taxes	$2,798	$1,700	$2,798	$1,700
The effective income tax rate for the three and six months ended June 30, 2022 was 28.0% and 26.9%, respectively. The rates varied from the statutory rate primarily as a result of state income taxes, nondeductible compensation and other permanent differences. The rate for six months ended June 30, 2022 was additionally benefited by non-taxed PPP loan forgiveness in the first quarter of 2022.
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
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) and an employee stock purchase plan (the “ESPP”) that are administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”). Changes in common stock, additional paid in capital and treasury stock during the six months ended June 30, 2022 primarily relate to activity associated with the Stock Incentive Plan, the ESPP and shares withheld for taxes.
Share Grants—During the six months ended June 30, 2022, the Company granted the following awards under the Stock Incentive Plan:

	Shares	Weighted Average Grant-Date Fair Value per Share
RSAs	26	$23.43
RSUs	110	$26.51
PSUs (at target)	154	$26.82
Total shares granted	290
Share Issuances—During the six months ended June 30, 2022, the Company issued the following shares under the Stock Incentive Plan and the ESPP:

Shares
RSAs (issued upon grant)	26
RSUs (issued upon vesting)	5
PSUs (issued upon vesting)	675
ESPP (issued upon sale)	18
Total shares issued	724

Stock-Based Compensation—During the three and six months ended June 30, 2022, the Company recognized $2,333 and $4,629, respectively, of stock-based compensation expense, and during the three and six months ended June 30, 2021, the Company recognized $2,015 and $3,850 of stock-based compensation expense, respectively, primarily within general and administrative expenses. Included within total stock-based compensation expense for the three and six months ended June 30, 2022 is $33 and $67, respectively, of expense related to the ESPP, and during the three and six months ended June 30, 2021, the Company recognized $22 and $47, respectively, of expense related to the ESPP. Additionally, the Company has liability-based awards for which the number of units awarded is not determined until the vesting date. During the three and six months ended June 30, 2022, the Company recognized $0 and $1,225, respectively, within additional paid in capital for the vesting of liability-based awards. The Company did not have any liability-based awards vest during 2021. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures.
Shares Withheld for Taxes—The Company withheld zero and 263 shares for taxes on RSU/PSU stock-based compensation vestings for $0 and $7,386 during the three and six months ended June 30, 2022, respectively.
AOCI—During the three and six months ended June 30, 2022, changes in AOCI were a result of net gains (losses) recognized in OCI and amounts reclassified from AOCI into earnings related to our interest rate derivative. See Note 10 - Financial Instruments for further discussion.

15.	EARNINGS PER SHARE
The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2022	2021	2022	2021
Net income attributable to Sterling common stockholders	$25,961	$20,056	$45,213	$30,611
Denominator:
Weighted average common shares outstanding — basic	30,225	28,582	30,094	28,433
Shares for dilutive unvested stock and warrants	137	472	135	445
Weighted average common shares outstanding — diluted	30,362	29,054	30,229	28,878
Basic net income per share attributable to Sterling common stockholders	$0.86	$0.70	$1.50	$1.08
Diluted net income per share attributable to Sterling common stockholders	$0.86	$0.69	$1.50	$1.06

16.	SUPPLEMENTAL CASH FLOW INFORMATION
    Operating Assets and Liabilities—The following table summarizes the changes in the components of operating assets and liabilities:

	Six Months Ended June 30,
	2022	2021
Accounts receivable	$(70,745)	$(34,105)
Contracts in progress, net	(4,328)	26,008
Receivables from and equity in construction joint ventures	(14)	(1,358)
Other current and non-current assets	(1,245)	(8,448)
Accounts payable	18,480	38,308
Accrued compensation and other liabilities	5,711	3,936
Members' interest subject to mandatory redemption and undistributed earnings	(3,330)	3,703
Changes in operating assets and liabilities	$(55,471)	$28,044

17.	SEGMENT INFORMATION
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
The following table presents total revenue and income from operations by reportable segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2022	2021	2022	2021
E-Infrastructure Solutions	$233,548	$123,743	$402,475	$220,315
Transportation Solutions	191,381	203,153	351,880	350,207
Building Solutions	85,639	74,770	166,533	146,460
Total Revenues	$510,568	$401,666	$920,888	$716,982

Operating Income
E-Infrastructure Solutions	$32,824	$24,714	$54,109	$42,526
Transportation Solutions	5,107	4,796	8,793	7,462
Building Solutions	9,751	6,790	19,109	14,151
Segment Operating Income	47,682	36,300	82,011	64,139
Corporate	(6,362)	(3,580)	(12,167)	(8,664)
Acquisition Related Costs	(230)	—	(485)	—
Total Operating Income	$41,090	$32,720	$69,359	$55,475

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
•changes in general economic conditions, including a potential economic downturn or recession, reductions in federal, state and local government funding for infrastructure services, changes in those governments’ budgets, practices, laws and regulations and adverse economic conditions in our geographic markets, such as those caused by the ongoing COVID-19 pandemic;
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
•our ability to meet the terms and conditions of our debt obligations and covenants; and
•the other risks discussed in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) under “Part I, Item 1A. Risk Factors,” or our other filings with the Securities and Exchange Commission.
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

OVERVIEW
General—On June 1, 2022, we officially changed our legal name from “Sterling Construction Company, Inc.” to “Sterling Infrastructure, Inc.” (“Sterling” or “the Company”). Sterling operates through a variety of subsidiaries within three segments specializing in E-Infrastructure, Transportation and Building Solutions in the United States (the “U.S.”), primarily across the Southern, Northeastern, Mid-Atlantic and the Rocky Mountain States, California and Hawaii, as well as other areas with strategic construction opportunities. E-Infrastructure Solutions projects develop advanced, large-scale site development systems and services for data centers, e-commerce distribution centers, warehousing, transportation, energy and more. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, light rail, water, wastewater and storm drainage systems. Building Solutions projects include residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs and other concrete work. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.
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
MARKET OUTLOOK AND TRENDS
The market outlook and trends currently reflect favorable opportunities for long-term growth despite the challenging market pressures that include persistent inflation, supply chain issues and labor challenges. To remain competitive in the current market environments, Sterling remains focused on our strategic business elements and objectives as outlined. We continue to shift our focus from low-bid heavy highway, which now represents approximately 14% of our total revenue, to increasing our margins in our E-Infrastructure and Building Solutions segments.
E-Infrastructure Solutions—Sterling’s E-Infrastructure Solutions business is primarily driven by investments in the development of data centers, e-commerce distribution centers and warehouses. The continued revenue growth of the Company’s complex site development business is directly related to the continued implementation of publicly announced multi-year capital infrastructure campaigns from end users, including Amazon, Facebook and Home Depot. In our growing East Coast market, project activity includes data centers, advanced manufacturing and new warehouse and industrial development. Within this market, the warehouse availability rate remains low, despite over 16.7 million square feet of new building deliveries in 2021. Additionally, the market experienced over 11.8 million square feet of absorption during Q4 of 2021, bringing 2021 total absorption to 34.5 million square feet, more than any other year on record. Equipment and land availability, material delays and fuel price increases continue to be challenging factors with some end users signaling pull back. The trend for full site development instead of staged is expected to continue in the second half of 2022.
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

Residential’s core customer base is primarily made up of leading national home builders as well as regional and custom home builders. Over the last several quarters, the residential market has experienced significant price volatility and availability for key materials including concrete, steel and lumber, as well as increases in subcontractor labor cost. While the Company has worked with customers to pass on the increases in material and labor cost, the Company may not be successful in recouping these additional costs in the future. Beginning in the back half of the second quarter of 2022, we began to see some volatility in housing demand in the Dallas-Fort Worth market, as interest rates increased and inflation continued to escalate; however, we continue to see strong demand for new housing in the Houston and Phoenix markets. For our commercial business, the outlook for the multi-family market continues to decline, as developers face economic concerns due to the COVID-19 pandemic and the availability and affordability of starter single family homes continues to rise.
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
At June 30, 2022, our Backlog was $1.54 billion, as compared to $1.49 billion at December 31, 2021, with a book-to-burn ratio of 1.1X for the six months ended June 30, 2022.
Unsigned Low-bid Awards were $184.0 million at June 30, 2022 and $22.5 million at December 31, 2021. Combined Backlog totaled $1.73 billion and $1.52 billion at June 30, 2022 and December 31, 2021, with a book-to-burn ratio of 1.3X for the six months ended June 30, 2022.
The Company’s margin in Backlog has increased to 12.6% at June 30, 2022 from 12.2% at December 31, 2021 and the Combined Backlog margin increased to 12.5% at June 30, 2022 from 12.2% at December 31, 2021, driven by a greater mix of E-Infrastructure Solutions backlog.
RESULTS OF OPERATIONS
Consolidated Results
Summary—For the second quarter of 2022, the Company had operating income of $41.1 million, income before income taxes of $36.6 million, net income attributable to Sterling common stockholders of $26.0 million and net income per diluted share attributable to Sterling common stockholders of $0.86.
Consolidated financial highlights for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Revenues	$510,568	$401,666	$920,888	$716,982
Gross profit	68,384	56,247	124,523	101,279
General and administrative expenses	(23,424)	(15,829)	(46,496)	(32,928)
Intangible asset amortization	(3,514)	(2,866)	(7,082)	(5,732)
Acquisition related costs	(230)	—	(485)	—
Other operating expense, net	(126)	(4,832)	(1,101)	(7,144)
Operating income	41,090	32,720	69,359	55,475
Interest, net	(4,450)	(5,725)	(9,027)	(11,715)
Gain on extinguishment of debt, net	—	1,401	2,428	1,064
Income before income taxes and noncontrolling interests	36,640	28,396	62,760	44,824
Income tax expense	(10,268)	(8,179)	(16,865)	(12,939)
Less: Net income attributable to noncontrolling interests	(411)	(161)	(682)	(1,274)
Net income attributable to Sterling common stockholders	$25,961	$20,056	$45,213	$30,611

Gross margin	13.4%	14.0%	13.5%	14.1%

Revenues—Revenues were $510.6 million for the second quarter of 2022, an increase of $108.9 million or 27.1% compared with the second quarter of 2021. The increase in the second quarter of 2022 was driven by a $109.8 million increase in E-Infrastructure Solutions (including $76.0 million related to the acquired Petillo operations) and a $10.9 million increase in Building Solutions, partly offset by an $11.8 million decrease in Transportation Solutions. Revenues were $920.9 million for the six months ended June 30, 2022, an increase of $203.9 million or 28.4% compared with the six months ended June 30, 2021. The increase in the six months ended June 30, 2022 was driven by a $182.2 million increase in E-Infrastructure Solutions (including $123.4 million related to the acquired Petillo operations), a $20.1 million increase in Building Solutions and a $1.7 million increase in Transportation Solutions.
Gross profit—Gross profit was $68.4 million for the second quarter of 2022, an increase of $12.1 million or 21.6% compared to the second quarter of 2021. The Company’s gross margin as a percent of revenue decreased to 13.4% in the second quarter of 2022, as compared to 14.0% in the second quarter of 2021. The increase in gross profit and decrease in margin as a percent of revenue for the second quarter of 2022 was primarily driven by higher volume, partly offset by continued headwinds from inflation, labor and material supply issues primarily within the E-Infrastructure Solutions and Building Solutions segments. Gross profit was $124.5 million for the six months ended June 30, 2022, an increase of $23.2 million or 22.9% compared to the six months ended June 30, 2021. The Company’s gross margin as a percent of revenue decreased to 13.5% in the six months ended June 30, 2022, as compared to 14.1% in the six months ended June 30, 2021. The increase in gross profit and decrease in margin as a percent of revenue for the six months ended June 30, 2022 was primarily driven by the continued aforementioned volume and headwind impacts.
Contracts in progress which were not substantially completed totaled approximately 280 and 220 at June 30, 2022 and 2021, respectively. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
General and administrative expenses—General and administrative expenses were $23.4 million, or 4.6% of revenue, for the second quarter of 2022, compared to $15.8 million, or 3.9% of revenue, for the second quarter of 2021. General and administrative expenses were $46.5 million, or 5.0% of revenue, for the six months ended June 30, 2022, compared to $32.9 million, or 4.6% of revenue, for the six months ended June 30, 2021. The increases were primarily driven by the inclusion of $2.7 million and $5.8 million of general and administrative expense generated from Petillo operations for the three and six months ended June 30, 2022, respectively, as well as continued supply-chain issues and increasing inflation. The Company anticipates that general and administrative expense will be approximately 5% of revenue for the full year 2022.
Other operating expense, net—Other operating expense, net, includes 50% of earnings and losses related to members’ interest of consolidated 50% owned subsidiaries, earn-out expense and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and increase the liability account. The change in other operating expense, net, was a decrease of $4.7 million during the second quarter of 2022 compared to the prior year, due entirely to a decrease in members’ interest, as there was no earn-out expense during the second quarters of 2022 or 2021. The change in other operating expense, net, was a decrease of $6.0 million for the six months ended June 30, 2022 compared to the prior year. Members’ interest earnings decreased by $5.5 million for the six months ended June 30, 2022 to $1.1 million from $6.6 million in the prior year. Earn-out expense decreased by $0.5 million for the six months ended June 30, 2022 to zero from $0.5 million in the prior year as the result of the end of the earn-out period at the end of the first quarter of 2021.
Interest expense—Interest expense was $4.5 million for the second quarter of 2022 compared to $5.7 million for the second quarter of 2021 and interest expense was $9.1 million for the six months ended June 30, 2022, compared to $11.7 million for the six months ended June 30, 2021. The decreases are due to a 2% lower applicable interest rate provided under the amended Credit Agreement, which was amended in the second quarter of 2021. The decrease was partly offset by the additional borrowings related to the Petillo Acquisition and increasing interest rates in 2022.
Income taxes—The effective income tax rate was 28.0% for the second quarter of 2022 and 26.9% for the six months ended June 30, 2022. The rates varied from the statutory rate primarily as a result of state income taxes, non-taxed PPP loan forgiveness, non-deductible compensation and other permanent differences. The Company anticipates an effective income tax rate for the full year 2022 of approximately 28%. Due to its net operating loss carryforwards, the Company expects no cash payments for federal income taxes for 2022 or 2021. See Note 13 - Income Taxes for more information.

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

(In thousands)	Three Months Ended June 30,				Six Months Ended June 30,
Revenues	2022	% of Revenue	2021	% of Revenue	2022	% of Revenue	2021	% of Revenue
E-Infrastructure Solutions	$233,548	46%	$123,743	31%	$402,475	44%	$220,315	31%
Transportation Solutions	191,381	37%	203,153	50%	351,880	38%	350,207	49%
Building Solutions	85,639	17%	74,770	19%	166,533	18%	146,460	20%
Total Revenues	$510,568		$401,666		$920,888		$716,982

Operating Income
E-Infrastructure Solutions	$32,824	14.1%	$24,714	20.0%	$54,109	13.4%	$42,526	19.3%
Transportation Solutions	5,107	2.7%	4,796	2.4%	8,793	2.5%	7,462	2.1%
Building Solutions	9,751	11.4%	6,790	9.1%	19,109	11.5%	14,151	9.7%
Segment Operating Income	47,682	9.3%	36,300	9.0%	82,011	8.9%	64,139	8.9%
Corporate	(6,362)		(3,580)		(12,167)		(8,664)
Acquisition Related Costs	(230)		—		(485)		—
Total Operating Income	$41,090	8.0%	$32,720	8.1%	$69,359	7.5%	$55,475	7.7%
E-Infrastructure Solutions
Revenues—Revenues were $233.5 million for the second quarter of 2022, an increase of $109.8 million or 88.7% compared to the second quarter of 2021, and revenues were $402.5 million for the six months ended June 30, 2022, an increase of $182.2 million or 82.7% compared to the six months ended June 30, 2021. The increases were primarily driven by the inclusion of $76.0 million and $123.4 million of revenue generated from Petillo operations for the three and six months ended June 30, 2022, respectively, as well as higher volume.
Operating income—Operating income was $32.8 million for the second quarter of 2022, an increase of $8.1 million, compared to the second quarter of 2021. The increase was primarily driven by the inclusion of operating income generated from Petillo operations in the second quarter of 2022, partly offset by continued headwinds from inflation, supply chain issues and the related impact on productivity and efficiency. Operating income was $54.1 million for the six months ended June 30, 2022, an increase of $11.6 million, compared to the six months ended June 30, 2021. The increase was driven by the inclusion of operating income generated from Petillo operations in the six months ended June 30, 2022 and higher volume, partly offset by the aforementioned headwinds, but also seasonality of weather in the Northeastern and Mid-Atlantic U.S. region in the first quarter of 2022. The decrease in operating margins over 2021 were primarily due the aforementioned headwinds as well as a lower margin mix from the inclusion of Petillo operations in 2022.
Transportation Solutions
Revenues—Revenues were $191.4 million for the second quarter of 2022, a decrease of $11.8 million or 5.8% compared to the second quarter of 2021. The decrease was primarily driven by lower aviation revenue, partly offset by higher water containment and treatment and other revenue. During the second quarter of 2022, our low-bid heavy highway revenue decreased by $8.7 million, which was offset by an increase of $9.1 million from heavy highway design build and other revenues compared to the second quarter of 2021. Revenues were $351.9 million for the six months ended June 30, 2022, an increase of $1.7 million or 0.5% compared to the six months ended June 30, 2021. The increase was primarily driven by higher heavy highway, water containment and treatment and other revenue, partly offset by lower aviation revenue due to the timing of backlog execution. The increase in heavy highway revenue was primarily due to the ramp up of construction on large design-build projects. During the six months ended June 30, 2022, our low-bid heavy highway revenue decreased by $8.9 million, which was offset by an increase of $22.6 million from heavy highway design build and other revenues compared to the six months ended June 30, 2021.

Operating Income—Operating income was $5.1 million for the second quarter of 2022, an increase of $0.3 million, compared to the second quarter of 2021, and operating income was $8.8 million for the six months ended June 30, 2022, an increase of $1.3 million, compared to the six months ended June 30, 2021. The increases were the result of improved margin mix with the ramp up of construction on large design-build projects and the continuation of our planned revenue reduction from lower margin low-bid heavy highway work.
Building Solutions
Revenues—Revenues were $85.6 million for the second quarter of 2022, an increase of $10.9 million or 14.5%, compared to the second quarter of 2021, and revenues were $166.5 million for the six months ended June 30, 2022, an increase of $20.1 million or 13.7%, compared to the six months ended June 30, 2021. The revenue increases were due to a higher volume of slabs poured in the first and second quarters of 2022, compared to 2021. Beginning in the back half of the second quarter of 2022, we began to see some volatility in housing demand in the Dallas-Fort Worth market, as interest rates increased and inflation continued to escalate; however, we continue to see strong demand for new housing in the Houston and Phoenix markets.
Operating income—Operating income was $9.8 million for the second quarter of 2022, an increase of $3.0 million, compared to the second quarter of 2021 and operating income was $19.1 million for the six months ended June 30, 2022, an increase of $5.0 million, compared to the six months ended June 30, 2021. The increases in operating income and margin were driven by the aforementioned higher volume; however, operating margins have continued to be impacted by higher material costs for concrete, steel and lumber, and the lack of consistent availability of these materials, as well as labor shortages and increased subcontractor labor costs. While the Company continues to work with customers to pass on the increases in material and labor cost, the Company may not be successful in recouping these additional costs in the future.
Corporate
Operating expense—Corporate overhead is primarily comprised of corporate headquarters facility expense, the cost of the executive management team, and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as corporate human resources, legal, governance and finance functions. The corporate overhead element of general and administrative expenses, which is not allocated to the business segments, was $6.4 million for the second quarter of 2022, an increase of $2.8 million compared to the second quarter of 2021 and operating expense was $12.2 million for the six months ended June 30, 2022, an increase of $3.5 million, compared to the six months ended June 30, 2021. The increases were primarily driven by higher professional fees as well as continued inflation and supply-chain issues.
LIQUIDITY AND SOURCES OF CAPITAL
Cash—Cash at June 30, 2022, was $72.9 million, and includes the following components:

(In thousands)	June 30, 2022	December 31, 2021
Generally Available	$27,839	$29,812
Consolidated 50% Owned Subsidiaries	20,754	30,429
Construction Joint Ventures	24,312	21,599
Total Cash	$72,905	$81,840
The following tables set forth information about our cash flows and liquidity:

(In thousands)	Six Months Ended June 30,
Net cash provided by (used in):	2022	2021
Operating activities	$34,589	$91,492
Investing activities	(31,027)	(21,460)
Financing activities	(11,770)	(42,633)
Net change in cash and cash equivalents	$(8,208)	$27,399
Operating Activities—During the six months ended June 30, 2022, net cash provided by operating activities was $34.6 million compared to net cash provided by operating activities of $91.5 million in the six months ended June 30, 2021. Cash flows provided by operating activities were lower despite higher net income, after adjusting for various non-cash items and changes in accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below, and other accrued liabilities.

Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in the components of Contract Capital during the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
(In thousands)	2022	2021
Contracts in progress, net	$(4,328)	$26,008
Accounts receivable	(70,745)	(34,105)
Receivables from and equity in construction joint ventures	(14)	(1,358)
Accounts payable	18,480	38,308
Change in Contract Capital, net	$(56,607)	$28,853
During the six months ended June 30, 2022, the change in Contract Capital decreased liquidity by $56.6 million. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality (particularly with the acquired Petillo operations), the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.
Investing Activities—During the six months ended June 30, 2022, net cash used in investing activities was $31.0 million, compared to net cash used of $21.5 million in the six months ended June 30, 2021. The use of cash was driven by purchases of capital equipment, less cash proceeds from the sale of property and equipment, and a net payment of the final working capital adjustment for the Petillo Acquisition. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment.
Financing Activities—During the six months ended June 30, 2022, net cash used in financing activities was $11.8 million, compared to net cash used of $42.6 million in the prior year. The financing cash outflow was driven by $11.8 million of repayments on the Term Loan Facility.
Capital Strategy—The Company will continue to explore additional revenue growth and capital alternatives to improve leverage and strengthen its financial position in order to take advantage of trends in the civil infrastructure and e-infrastructure markets. The Company expects to pursue strategic uses of its cash, such as investing in projects or businesses that meet its gross margin targets and overall profitability and managing its debt balances.
Inflation—While inflation did not have a material impact on our financial results for many years, beginning in 2021 and continuing in 2022, supply chain volatility has resulted in price increases in oil, fuel, lumber, concrete and steel which have increased our cost of operations, and inflation has increased our general and administrative expense. Anticipated cost increases are considered in our bids to customers; however, inflation has had, and may continue to have, a negative impact on the Company’s financial results.
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
 At June 30, 2022, there was approximately $178.5 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $75.8 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of June 30, 2022, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.

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
We continue to utilize a swap arrangement to hedge against interest rate variability associated with $200 million of the $435 million outstanding under the Term Loan Facility. The Company has designated its interest rate swap agreement as a cash flow hedging derivative. To the extent the derivative instrument is effective and the documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) until the underlying hedged item is recognized in earnings. The total fair value of the contract was a net gain of approximately $0.9 million at June 30, 2022. For the $235 million remaining portion of the Term Loan Facility not associated with the interest rate swap hedge, at June 30, 2022 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $2.4 million per year.
Other
The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At June 30, 2022, the fair value of the term loan, based upon the current market rates for debt with similar credit risk and maturities, approximated its carrying value as interest is based on LIBOR plus an applicable margin.
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2022. As previously disclosed, we completed the Petillo and Kimes Acquisitions on December 30, 2021 and December 28, 2021, respectively, and, as permitted by SEC guidance for newly acquired businesses, we have elected to exclude the acquired operations of Petillo and Kimes from the scope of design and operation of our disclosure controls and procedures for the quarter ended June 30, 2022. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2022 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 6. Exhibits
The following exhibits are filed with this Report:

Exhibit No.	Exhibit Title
3.1 (2)	Certificate of Incorporation of Sterling Infrastructure, Inc. as amended through June 1, 2022.
3.2 (1)
Amended and Restated Bylaws of Sterling Infrastructure, Inc. (incorporated by reference to Exhibit 3.2 to Sterling Construction Company, Inc.’s Current Report on Form 8-K, filed on June 1, 2022 (SEC File No. 1-31993)).

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

STERLING INFRASTRUCTURE, INC.

Date: August 2, 2022	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer and Duly Authorized Officer