Form 10-Q
period 2022-09-30
STERLING INFRASTRUCTURE, INC.
filed 2022-11-01
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of October 28, 2022 – 30,329,659

STERLING INFRASTRUCTURE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$556,942	$463,449	$1,477,830	$1,180,431
Cost of revenues	(474,919)	(405,645)	(1,271,284)	(1,021,348)
Gross profit	82,023	57,804	206,546	159,083
General and administrative expense	(26,466)	(19,637)	(72,962)	(52,565)
Intangible asset amortization	(3,509)	(2,866)	(10,591)	(8,598)
Acquisition related costs	(277)	—	(762)	—
Other operating expense, net	(4,085)	(3,270)	(5,186)	(10,414)
Operating income	47,686	32,031	117,045	87,506
Interest income	167	13	207	39
Interest expense	(5,134)	(3,919)	(14,201)	(15,660)
Gain on extinguishment of debt, net	—	968	2,428	2,032
Income before income taxes	42,719	29,093	105,479	73,917
Income tax expense	(12,562)	(7,336)	(29,427)	(20,275)
Net income	30,157	21,757	76,052	53,642
Less: Net income attributable to noncontrolling interests	(634)	(631)	(1,316)	(1,905)
Net income attributable to Sterling common stockholders	$29,523	$21,126	$74,736	$51,737

Net income per share attributable to Sterling common stockholders:
Basic	$0.98	$0.74	$2.48	$1.81
Diluted	$0.97	$0.72	$2.46	$1.79

Weighted average common shares outstanding:
Basic	30,278	28,710	30,156	28,527
Diluted	30,540	29,213	30,364	28,927

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$30,157	$21,757	$76,052	$53,642
Other comprehensive income, net of tax
Change in interest rate swap, net of tax (Note 10)	(101)	718	2,301	2,341
Total comprehensive income	30,056	22,475	78,353	55,983
Less: Comprehensive income attributable to noncontrolling interests	(634)	(631)	(1,316)	(1,905)
Comprehensive income attributable to Sterling common stockholders	$29,422	$21,844	$77,037	$54,078

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents ($28,994 and $35,378 related to variable interest entities (“VIEs”))	$146,479	$81,840
Accounts receivable ($38,617 and $26,176 related to VIEs)	329,548	232,153
Contract assets ($19,458 and $10,249 related to VIEs)	153,666	83,310
Receivables from and equity in construction joint ventures ($5,530 and $7,058 related to VIEs)	16,316	16,896
Other current assets ($4,317 and $4,451 related to VIEs)	23,549	20,492
Total current assets	669,558	434,691
Property and equipment, net ($9,880 and $10,420 related to VIEs)	222,647	204,316
Operating lease right-of-use assets, net ($5,033 and $5,097 related to VIEs)	60,384	24,520
Goodwill ($1,501 and $1,501 related to VIEs)	252,887	259,791
Other intangibles, net	293,532	303,223
Other non-current assets, net	4,325	4,455
Total assets	$1,503,333	$1,230,996

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($45,728 and $23,611 related to VIEs)	$192,902	$144,982
Contract liabilities ($16,137 and $22,583 related to VIEs)	224,739	127,932
Current maturities of long-term debt ($0 and $4,857 related to VIEs)	29,705	28,230
Current portion of long-term lease obligations ($2,407 and $2,334 related to VIEs)	17,418	8,841
Accrued compensation ($3,383 and $2,388 related to VIEs)	37,448	22,803
Other current liabilities ($496 and $889 related to VIEs)	10,096	18,972
Total current liabilities	512,308	351,760
Long-term debt ($0 and $81 related to VIEs)	407,090	428,588
Long-term lease obligations ($2,626 and $2,763 related to VIEs)	43,121	15,831
Members’ interest subject to mandatory redemption and undistributed earnings	55,862	55,115
Deferred tax liability, net	40,311	14,656
Other long-term liabilities	4,754	4,819
Total liabilities	1,063,446	870,769
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, par value $0.01 per share; 38,000 shares authorized, 30,318 and 29,838 shares issued and outstanding	303	298
Additional paid in capital	281,576	280,274
Retained earnings	154,654	79,918
Accumulated other comprehensive gain (loss)	578	(1,723)
Total Sterling stockholders’ equity	437,111	358,767
Noncontrolling interests	2,776	1,460
Total stockholders’ equity	439,887	360,227
Total liabilities and stockholders’ equity	$1,503,333	$1,230,996
 The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$76,052	$53,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,550	25,336
Amortization of debt issuance costs and non-cash interest	1,636	1,756
Gain on disposal of property and equipment	(1,926)	(1,176)
Gain on debt extinguishment, net	(2,428)	(2,032)
Deferred taxes	24,975	17,413
Stock-based compensation	9,195	5,690
Change in fair value of interest rate swap	(320)	(41)
Changes in operating assets and liabilities (Note 16)	(15,087)	35,154
Net cash provided by operating activities	130,647	135,742
Cash flows from investing activities:
Acquisitions, net of cash acquired	(3,033)	—
Capital expenditures	(47,832)	(39,315)
Proceeds from sale of property and equipment	3,043	2,093
Net cash used in investing activities	(47,822)	(37,222)
Cash flows from financing activities:
Repayments of debt	(17,612)	(44,184)
Distributions to noncontrolling interest owners	—	(1,959)
Other	—	(603)
Net cash used in financing activities	(17,612)	(46,746)
Net change in cash, cash equivalents, and restricted cash	65,213	51,774
Cash, cash equivalents, and restricted cash at beginning of period	88,693	72,642
Cash, cash equivalents, and restricted cash at end of period	153,906	124,416
Less: restricted cash (other current assets)	(7,427)	(6,714)
Cash and cash equivalents at end of period	$146,479	$117,702
Non-cash items:
Capital expenditures	$562	$116
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	29,838	$298	$280,274	$79,918	$(1,723)	$358,767	$1,460	$360,227
Net income	—	—	—	19,252	—	19,252	271	19,523
Change in interest rate swap	—	—	—	—	1,563	1,563	—	1,563
Stock-based compensation	—	—	3,521	—	—	3,521	—	3,521
Issuance of stock	688	7	185	—	—	192	—	192
Shares withheld for taxes	(263)	(3)	(7,383)	—	—	(7,386)	—	(7,386)
Balance at March 31, 2022	30,263	$302	$276,597	$99,170	$(160)	$375,909	$1,731	$377,640
Net income	—	—	—	25,961	—	25,961	411	26,372
Change in interest rate swap	—	—	—	—	839	839	—	839
Stock-based compensation	—	—	2,333	—	—	2,333	—	2,333
Issuance of stock	36	1	190	—	—	191	—	191
Balance at June 30, 2022	30,299	$303	$279,120	$125,131	$679	$405,233	$2,142	$407,375
Net income	—	—	—	29,523	—	29,523	634	30,157
Change in interest rate swap	—	—	—	—	(101)	(101)	—	(101)
Stock-based compensation	—	—	2,436	—	—	2,436	—	2,436
Issuance of stock	24	—	155	—	—	155	—	155
Shares withheld for taxes	(5)	—	(135)	—	—	(135)	—	(135)
Balance at September 30, 2022	30,318	$303	$281,576	$154,654	$578	$437,111	$2,776	$439,887
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
September 30, 2022
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
Accounts Receivable—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Receivables are written off based on the individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At September 30, 2022 and December 31, 2021, our allowance for our estimate of expected credit losses was zero.
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

Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. At September 30, 2022 and December 31, 2021, contract assets included $85,900 and $47,308 of retainage, respectively, and contract liabilities included $44,987 and $46,882 of retainage, respectively. Retainage on active contracts is classified as current regardless of the term of the contract and is generally collected within one year of the completion of a contract. We anticipate collecting approximately 64% of our September 30, 2022 retainage during the next twelve months. These assets and liabilities are reported on the Condensed Consolidated Balance Sheet within “Contract assets” and “Contract liabilities” on a contract-by-contract basis at the end of each reporting period.
Revenue recognized for the three and nine months ended September 30, 2022 that was included in the contract liability balance on December 31, 2021 was $45,315 and $517,579, respectively. Revenue recognized for the three and nine months ended September 30, 2021 that was included in the contract liability balance on December 31, 2020 was $111,887 and $409,257, respectively.
Cash and Restricted Cash—Our cash is comprised of highly liquid investments with maturities of three months or less. Restricted cash of $7,427 and $6,853 is included in “Other current assets” on the Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, respectively. This primarily represents cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements.

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
During the nine months ended September 30, 2022, the total consideration and purchase price allocation (goodwill) changed by $7,800, primarily due to an updated estimate of the tax basis step-up payment. The purchase price allocation above is subject to further change when additional information is obtained. We have not finalized our assessment of the fair values primarily for intangible assets and property and equipment. We intend to finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the Closing Date of the Acquisition. Our final purchase price allocation may result in additional adjustments to various other assets and liabilities, including the residual amount allocated to goodwill during the measurement period.
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
Supplemental Pro Forma Information (Unaudited)—The following unaudited pro forma combined financial information (“the pro forma financial information”) gives effect to the Acquisition, accounted for as a business combination using the purchase method of accounting. The pro forma financial information reflects the Acquisition and related events as if they occurred at the beginning of the period and includes adjustments to (1) include compensation expense associated with the employment agreement the Company entered into with Mr. Petillo, (2) include additional intangible asset amortization associated with the Acquisition, (3) include additional interest expense associated with the Acquisition and (4) include the pro forma results of Petillo for the three and nine months ended September 30, 2021. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the Acquisition.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Pro forma revenue	$524,405	$1,323,771
Pro forma net income attributable to Sterling	$27,985	$62,330

4.	REVENUE FROM CUSTOMERS
Backlog—The following table presents the Company’s backlog, by segment:

	September 30, 2022	December 31, 2021
E-Infrastructure Solutions Backlog	$584,279	$432,613
Transportation Solutions Backlog	965,546	963,267
Building Solutions Backlog - Commercial	115,518	97,235
Total Backlog	$1,665,343	$1,493,115
The Company expects to recognize approximately 70% of its backlog as revenue during the next twelve months, and the balance thereafter.
Revenue Disaggregation—The following tables present the Company’s revenue disaggregated by major end market and contract type:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues by major end market	2022	2021	2022	2021
E-Infrastructure Solutions Revenues	$255,530	$121,286	$658,005	$341,601
Heavy Highway	155,847	188,746	408,216	427,451
Aviation	25,463	35,840	61,980	99,816
Water Containment and Treatment	23,373	11,463	60,377	41,890
Other	16,443	13,849	42,433	30,948
Transportation Solutions Revenues	221,126	249,898	573,006	600,105
Residential	51,304	65,295	166,045	156,078
Commercial	28,982	26,970	80,774	82,647
Building Solutions Revenues	80,286	92,265	246,819	238,725
Total Revenues	$556,942	$463,449	$1,477,830	$1,180,431

Revenues by contract type
Fixed-Unit Price	$217,296	$267,092	$554,014	$670,526
Lump-Sum	287,472	129,742	752,614	348,313
Residential and Other	52,174	66,615	171,202	161,592
Total Revenues	$556,942	$463,449	$1,477,830	$1,180,431
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
Variable Consideration
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to the Company’s customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken. Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $14,680 and $13,905, at September 30, 2022 and December 31, 2021, respectively, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes such profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in contract estimates and variations in project scope of work resulted in net increases of approximately $13,400 and $39,400 for the three and nine months ended September 30, 2022, respectively, and in a net decrease of approximately $360 and a net increase of $11,700 for the three and nine months ended September 30, 2021, respectively, included in “Operating income” on the Condensed Consolidated Statements of Operations.

5.	CONSOLIDATED 50% OWNED SUBSIDIARIES
The Company has 50% ownership interests in two subsidiaries (“Myers” and “RHB”) that it fully consolidates as a result of its exercise of control over the entities. The earnings attributable to the 50% portions the Company does not own were approximately $4,100 and $5,200 for the three and nine months ended September 30, 2022, respectively, and were approximately $3,300 and $9,900 for the three and nine months ended September 30, 2021, respectively, and are eliminated within “Other operating expense, net” in the Condensed Consolidated Statements of Operations. Any undistributed earnings for partners are included in “Members’ interest subject to mandatory redemption and undistributed earnings” within the Condensed Consolidated Balance Sheets and are mandatorily payable at the time of the noncontrolling owners’ death or permanent disability.
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
The liability consists of the following:

	September 30, 2022	December 31, 2021
Members’ interest subject to mandatory redemption	$40,000	$40,000
Net accumulated earnings	15,862	15,115
Total liability	$55,862	$55,115
The Company must determine whether any of its entities, including these two 50% owned subsidiaries, in which it participates, is a VIE. The Company determined that Myers is a VIE and that the Company is the primary beneficiary because, pursuant to the terms of the Myers Operating Agreement, the Company is exposed to the majority of potential losses of the partnership.
Summary financial information on an unconsolidated basis for Myers is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$63,902	$50,338	$157,001	$121,432
Operating (loss) income	$(128)	$808	$(6,184)	$2,273
Net (loss) income	$(126)	$2,757	$(1,261)	$4,192

6.	CONSTRUCTION JOINT VENTURES
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

Wadsworth Construction subsidiary is a 51% owner is a VIE and the Company is the primary beneficiary. Summary financial information for this construction joint venture is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$16,544	$19,846	$37,006	$37,412
Operating income	$1,285	$1,290	$2,673	$4,430
Net income	$1,294	$1,292	$2,688	$4,435
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

	September 30, 2022	December 31, 2021
Current assets	$111,871	$130,898
Current liabilities	$(67,924)	$(91,121)
Sterling’s receivables from and equity in construction joint ventures	$16,316	$16,896

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$48,543	$69,116	$165,020	$181,022
Income before tax	$4,292	$9,311	$18,636	$22,726
Sterling’s noncontrolling interest:
Revenues	$20,778	$30,326	$71,356	$79,264
Income before tax	$1,760	$4,149	$7,775	$9,959
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

7.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	September 30, 2022	December 31, 2021
Construction and transportation equipment	$356,276	$316,381
Buildings and improvements	25,581	24,042
Land	3,891	3,891
Office equipment	3,498	3,270
Total property and equipment	389,246	347,584
Less accumulated depreciation	(166,599)	(143,268)
Total property and equipment, net	$222,647	$204,316

Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $9,629 and $27,959 for the three and nine months ended September 30, 2022, respectively, and $5,763 and $16,738 for the three and nine months ended September 30, 2021, respectively.

8.	OTHER INTANGIBLE ASSETS
The following table presents our acquired finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		September 30, 2022		December 31, 2021
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	25	$275,823	$(34,242)	$274,923	$(25,838)
Trade names	24	57,607	(6,560)	57,607	(4,726)
Non-compete agreements	5	2,487	(1,583)	2,487	(1,230)
Total	24	$335,917	$(42,385)	$335,017	$(31,794)
    The Company’s intangible amortization expense was $3,509 and $10,591 for the three and nine months ended September 30, 2022, respectively, and $2,866 and $8,598 for the three and nine months ended September 30, 2021, respectively.

9.	DEBT
The Company’s outstanding debt was as follows:

	September 30, 2022	December 31, 2021
Term Loan Facility	$429,469	$446,888
Revolving Credit Facility	—	—
Credit Facility	429,469	446,888
Other debt	11,069	15,309
Total debt	440,538	462,197
Less - Current maturities of long-term debt	(29,705)	(28,230)
Less - Unamortized debt issuance costs	(3,743)	(5,379)
Total long-term debt	$407,090	$428,588
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
The Term Loan Facility bears interest at either the base rate plus a margin, or at a one to twelve-month LIBOR rate plus a margin, at the Company’s election. At September 30, 2022, the Company calculated interest using a one-month LIBOR rate and an applicable margin of 2.52% and 2.00% per annum, respectively. We continue to utilize an interest rate swap to hedge against $200,000 of the outstanding Term Loan Facility, which resulted in a weighted average interest rate of approximately 3.57% per annum during the nine months ended September 30, 2022. Scheduled principal payments on the Term Loan Facility are made quarterly and total approximately $23,200, $31,900, and $26,100 for each of the years ending 2022, 2023 and 2024, respectively. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on October 2, 2024. The Company is required to make mandatory prepayments on the Credit Facility with proceeds received from issuances of debt, events of loss and certain dispositions, and is also required to prepay the Credit Facility with a certain percentage of its excess cash flow within 5 days after receipt of its annual audited financial statements. For the nine months ended September 30, 2022, the Company made scheduled term loan payments of $17,419.
The Revolving Credit Facility bears interest at the same rate options as the Term Loan Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. At September 30, 2022, we had no outstanding borrowings under the $75,000 Revolving Credit Facility.
Debt Issuance Costs—The costs associated with the Credit Facility are reflected on the Condensed Consolidated Balance Sheets as a direct reduction from the related debt liability and amortized over the term of the facility. Amortization of debt issuance costs was $534 and $1,636 for the three and nine months ended September 30, 2022, respectively, and $492 and $1,756 for the three and nine months ended September 30, 2021, respectively, and was recorded as interest expense.
Other Debt—At December 31, 2021, other debt primarily consisted of a $10,000 subordinated promissory note (the “Subordinated Promissory Note”) to one of the Plateau sellers and a short-term Paycheck Protection Program loan (the “PPP Loan”) received by one of the Company’s 50% owned subsidiaries. The Subordinated Promissory Note bears interest at 8% and the final principal payment is due on April 2, 2025. During the first quarter of 2022, the Small Business Administration forgave the outstanding PPP Loan of approximately $4,800, of which the Company recorded a gain on debt extinguishment of $2,428 for its 50% portion of the gain.
Compliance and Other—The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict the ability of us and our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain certain financial covenants. As of September 30, 2022, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Condensed Consolidated Balance Sheets. At September 30, 2022 and December 31, 2021, the fair value of our debt outstanding approximated the carrying value.

10.	FINANCIAL INSTRUMENTS
    Interest Rate Derivative—We continue to utilize a swap arrangement to hedge against interest rate variability associated with $200,000 of the $429,469 outstanding under the Term Loan Facility. The Company has designated its interest rate swap agreement as a cash flow hedging derivative. To the extent the derivative instrument is effective and the documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) (“OCI”) until the underlying hedged item is recognized in earnings. At September 30, 2022, the fair value of the swap recorded in accumulated other comprehensive income (loss) (“AOCI”) was a net gain of $746.
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
•Level 3—Fair value is based on internally developed models that use, as their basis, significant unobservable market parameters. The Company did not have any level 3 classifications at September 30, 2022 or December 31, 2021.
    The following table presents the fair value of the interest rate derivative by valuation hierarchy and balance sheet classification:

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative Assets
Other current assets	$—	$864	$—	$864	$—	$—	$—	$—
Other non-current assets	—	—	—	—	—	—	—	—
Total assets at fair value	$—	$864	$—	$864	$—	$—	$—	$—
Derivative Liabilities
Other current liabilities	$—	$—	$—	$—	$—	$(2,438)	$—	$(2,438)
Other non-current liabilities	—	—	—	—	—	—	—	—
Total liabilities at fair value	$—	$—	$—	$—	$—	$(2,438)	$—	$(2,438)

    OCI—The following table presents the total value recognized in OCI and reclassified from AOCI into earnings during the three and nine months ended September 30, 2022 and 2021 for derivatives designated as cash flow hedges:

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Net gain (loss) recognized in OCI	$165	$(38)	$127	$2,122	$(484)	$1,638
Net amount reclassified from AOCI into earnings(1)	(296)	68	(228)	860	(197)	663
Change in other comprehensive income	$(131)	$30	$(101)	$2,982	$(681)	$2,301

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Net gain (loss) recognized in OCI	$(111)	$25	$(86)	$(67)	$15	$(52)
Net amount reclassified from AOCI into earnings(1)	1,041	(237)	804	3,099	(706)	2,393
Change in other comprehensive income	$930	$(212)	$718	$3,032	$(691)	$2,341
(1) Net unrealized gains totaling $746 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.

11.	LEASE OBLIGATIONS
    The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of one month to ten years, some of which include options to extend the leases for up to ten years.
    The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$5,955	$1,672	$14,100	$4,694
Short-term lease cost	$4,457	$3,813	$10,805	$8,848
Finance lease cost:
Amortization of right-of-use assets	$35	$46	$112	$151
Interest on lease liabilities	3	5	10	16
Total finance lease cost	$38	$51	$122	$167
    Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2022	2021
Operating cash flows from operating leases	$14,059	$4,627
Operating cash flows from finance leases	$10	$16
Financing cash flows from finance leases	$112	$151

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$56,083	$6,221
Finance leases	$—	$—

    Supplemental balance sheet information related to leases is as follows:

Operating Leases	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	$60,384	$24,520

Current portion of long-term lease obligations	$17,418	$8,841
Long-term lease obligations	43,121	15,831
Total operating lease liabilities	$60,539	$24,672
Finance Leases
Property and equipment, at cost	$1,479	$1,479
Accumulated depreciation	(1,022)	(907)
Property and equipment, net	$457	$572

Current maturities of long-term debt	$146	$148
Long-term debt	114	224
Total finance lease liabilities	$260	$372
Weighted Average Remaining Lease Term
Operating leases	4.6	5.4
Finance leases	1.8	2.5
Weighted Average Discount Rate
Operating leases	5.4%	5.0%
Finance leases	4.3%	4.3%
    Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2022 (excluding the nine months ended September 30, 2022)	$4,409	$39
2023	18,327	154
2024	16,174	77
2025	12,979	—
2026	7,838	—
2027	6,190	—
Thereafter	2,599	—
Total lease payments	$68,516	$270
Less imputed interest	(7,977)	(10)
Total	$60,539	$260

12.	COMMITMENTS AND CONTINGENCIES
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
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current tax expense	$2,092	$1,216	$4,452	$2,862
Deferred tax expense	10,470	6,120	24,975	17,413
Income tax expense	$12,562	$7,336	$29,427	$20,275

Cash paid for income taxes	$1,345	$485	$4,143	$2,167
The effective income tax rate for the three and nine months ended September 30, 2022 was 29.4% and 27.9%, respectively. The rates varied from the statutory rate primarily as a result of state income taxes, nondeductible compensation and other permanent differences. The rate for nine months ended September 30, 2022 was additionally benefited by non-taxed PPP loan forgiveness in the first quarter of 2022.
Due to net operating loss carryforwards, the Company expects no cash payments for federal income taxes for 2022. The Company makes cash payments for state income taxes in states in which the Company does not have net operating loss carry forwards.
At December 31, 2021 the Company had federal and state net operating loss (“NOL”) carryforwards of $33,780 and $32,064, respectively, which expire at various dates in the next 17 years for U.S. federal income tax and in the next 6 to 16 years for the various state jurisdictions where we operate. Such NOL carryforwards expire beginning in 2028 through 2039. The Company expects to utilize the balance of its federal NOL carryforwards in 2022.
As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

14.	STOCK INCENTIVE PLAN
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) and an employee stock purchase plan (the “ESPP”) that are administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”). Changes in common stock, additional paid in capital and treasury stock during the nine months ended September 30, 2022 primarily relate to activity associated with the Stock Incentive Plan, the ESPP and shares withheld for taxes.
Share Grants—During the nine months ended September 30, 2022, the Company granted the following awards under the Stock Incentive Plan:

	Shares	Weighted Average Grant-Date Fair Value per Share
RSAs	26	$23.43
RSUs	138	$26.01
PSUs (at target)	166	$26.52
Total shares granted	330
Share Issuances—During the nine months ended September 30, 2022, the Company issued the following shares under the Stock Incentive Plan and the ESPP:

Shares
RSAs (issued upon grant)	26
RSUs (issued upon vesting)	20
PSUs (issued upon vesting)	675
ESPP (issued upon sale)	27
Total shares issued	748

Stock-Based Compensation—During the three and nine months ended September 30, 2022, the Company recognized $2,436 and $7,065, respectively, of stock-based compensation expense, and during the three and nine months ended September 30, 2021, the Company recognized $1,840 and $5,690 of stock-based compensation expense, respectively, primarily within general and administrative expenses. Included within total stock-based compensation expense for the three and nine months ended September 30, 2022 is $27 and $94, respectively, of expense related to the ESPP, and during the three and nine months ended September 30, 2021, the Company recognized $19 and $66, respectively, of expense related to the ESPP. Additionally, the Company has liability-based awards for which the number of units awarded is not determined until the vesting date. During the three and nine months ended September 30, 2022, the Company recognized $0 and $1,225, respectively, within additional paid in capital for the vesting of liability-based awards. The Company did not have any liability-based awards vest during 2021. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures.
Shares Withheld for Taxes—The Company withheld 5 and 268 shares for taxes on RSU/PSU stock-based compensation vestings for $135 and $7,521 during the three and nine months ended September 30, 2022, respectively.
AOCI—During the three and nine months ended September 30, 2022, changes in AOCI were a result of net gains (losses) recognized in OCI and amounts reclassified from AOCI into earnings related to our interest rate derivative. See Note 10 - Financial Instruments for further discussion.

15.	EARNINGS PER SHARE
The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2022	2021	2022	2021
Net income attributable to Sterling common stockholders	$29,523	$21,126	$74,736	$51,737
Denominator:
Weighted average common shares outstanding — basic	30,278	28,710	30,156	28,527
Shares for dilutive unvested stock and warrants	262	503	208	400
Weighted average common shares outstanding — diluted	30,540	29,213	30,364	28,927
Basic net income per share attributable to Sterling common stockholders	$0.98	$0.74	$2.48	$1.81
Diluted net income per share attributable to Sterling common stockholders	$0.97	$0.72	$2.46	$1.79

16.	SUPPLEMENTAL CASH FLOW INFORMATION
    Operating Assets and Liabilities—The following table summarizes the changes in the components of operating assets and liabilities:

	Nine Months Ended September 30,
	2022	2021
Accounts receivable	$(97,447)	$(41,259)
Contracts in progress, net	26,451	26,694
Receivables from and equity in construction joint ventures	580	(5,003)
Other current and non-current assets	(1,488)	(6,630)
Accounts payable	47,411	47,423
Accrued compensation and other liabilities	11,087	12,916
Members' interest subject to mandatory redemption and undistributed earnings	(1,681)	1,013
Changes in operating assets and liabilities	$(15,087)	$35,154

17.	SEGMENT INFORMATION
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
The following table presents total revenue and income from operations by reportable segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2022	2021	2022	2021
E-Infrastructure Solutions	$255,530	$121,286	$658,005	$341,601
Transportation Solutions	221,126	249,898	573,006	600,105
Building Solutions	80,286	92,265	246,819	238,725
Total Revenues	$556,942	$463,449	$1,477,830	$1,180,431

Operating Income
E-Infrastructure Solutions	$37,533	$19,218	$91,642	$61,744
Transportation Solutions	9,635	9,334	18,428	16,796
Building Solutions	9,324	9,238	28,433	23,389
Segment Operating Income	56,492	37,790	138,503	101,929
Corporate	(8,529)	(5,759)	(20,696)	(14,423)
Acquisition Related Costs	(277)	—	(762)	—
Total Operating Income	$47,686	$32,031	$117,045	$87,506

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
•potential risks and uncertainties relating to the ongoing COVID-19 pandemic and any future major public health crisis;
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
Impact of COVID-19—The Company continues to monitor closely the actual and expected impacts of the COVID-19 pandemic on our business, financial condition and results of operations. To date, we have not experienced significant shutdowns of project sites or operational interruptions. For further discussion see the Company’s 2021 Form 10-K under “Part I, Item 1A. Risk Factors.”
MARKET OUTLOOK AND TRENDS
The market outlook and trends currently reflect favorable opportunities for long-term growth despite the challenging market pressures that include persistent inflation, supply chain issues and labor challenges. To remain competitive in the current market environments, Sterling remains focused on our strategic business elements and objectives as outlined. We continue to shift our focus from low-bid heavy highway work, which now represents approximately 15% of our total revenue, to increasing our revenue from our E-Infrastructure and Building Solutions segments and improving our margins in each of our segments.
E-Infrastructure Solutions—Sterling’s E-Infrastructure Solutions business is primarily driven by investments in the development of data centers, e-commerce distribution centers and warehouses. The continued revenue growth of the Company’s complex site development business is directly related to the continued implementation of publicly announced multi-year capital infrastructure campaigns from end users, including Amazon, Facebook and Home Depot. In our growing East Coast market, project activity includes data centers, advanced manufacturing and new warehouse and industrial development. Within this market, the warehouse vacancy rate remains low, despite over 37.6 million square feet of new leases in 2022 to date. Additionally, the market has experienced over 17.6 million square feet of absorption in 2022 to date, which is 7.1% above the 5-year average. Equipment and land availability, material delays and fuel price increases continue to be challenging factors for the segment, with some end users signaling pull back.
Transportation Solutions—Sterling’s Transportation Solutions business is primarily driven by federal, state and municipal funding. Federal funds, on average, provide 50% of annual State Department of Transportation capital outlays for highway and bridge projects. In October 2018, the Federal Aviation Administration reauthorized $3.35 billion annually through 2023. This reauthorization also includes more than $1 billion a year for airport infrastructure grants and about $1.7 billion for disaster relief. In November 2020, various state and local transportation measures were passed securing, and in some cases increasing, funding of major initiatives in Texas ($7.5 billion) and California ($520 million). On November 5, 2021 Congress passed the Infrastructure Investments and Jobs Act (“IIJA”) that provided a new five-year reauthorization of highway and public transportation programs with historic investment increases of $284 billion for all modes of transportation. With the passing of the IIJA, additional funding is reserved for transportation infrastructure with $110 billion reserved for roads and bridges, $66 billion for rail and $25 billion for airports. As a result of this bill, Sterling has seen an increase in bid activity and project awards starting in the third quarter of 2022, and we expect this trend to continue for the foreseeable future.
Building Solutions—Our Building Solutions segment is comprised of our residential and commercial businesses. The revenue growth of our residential business is directly related to the growth of new home starts in its key market of Dallas-Fort Worth, the continued expansion in the Houston market, and the mid-2021 entry into the Phoenix market. The core customer base of our residential business is primarily made up of leading national home builders as well as regional and custom home builders. Over the last several quarters, the residential market has experienced significant price volatility and availability for key materials including concrete, steel and lumber, as well as increases in subcontractor labor cost. While the Company has worked with customers to pass on the increases in material and labor cost, the Company may not be successful in recouping these additional costs in the future. In 2022, interest rates increased and inflation continued to escalate, which made new home ownership less affordable. In turn, we saw a decrease in housing starts in the markets we serve. If interest rates remain high or increase further, the demand for single family homes could continue to decline. For our commercial business, the demand in the multi-family market has started to increase as single family homes have become less affordable.
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
At September 30, 2022, our Backlog was $1.67 billion, as compared to $1.49 billion at December 31, 2021, with a book-to-burn ratio of 1.1X for the nine months ended September 30, 2022.
Unsigned Low-bid Awards were $235.3 million at September 30, 2022 and $22.5 million at December 31, 2021. Combined Backlog totaled $1.90 billion and $1.52 billion at September 30, 2022 and December 31, 2021, with a book-to-burn ratio of 1.3X for the nine months ended September 30, 2022.
The Company’s margin in Backlog has increased to 13.1% at September 30, 2022 from 12.2% at December 31, 2021 and the Combined Backlog margin increased to 12.9% at September 30, 2022 from 12.2% at December 31, 2021, driven by a greater mix of E-Infrastructure Solutions backlog and an improved backlog margin mix within Transportation Solutions.
RESULTS OF OPERATIONS
Consolidated Results
Consolidated financial highlights for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Revenues	$556,942	$463,449	$1,477,830	$1,180,431
Gross profit	82,023	57,804	206,546	159,083
General and administrative expenses	(26,466)	(19,637)	(72,962)	(52,565)
Intangible asset amortization	(3,509)	(2,866)	(10,591)	(8,598)
Acquisition related costs	(277)	—	(762)	—
Other operating expense, net	(4,085)	(3,270)	(5,186)	(10,414)
Operating income	47,686	32,031	117,045	87,506
Interest, net	(4,967)	(3,906)	(13,994)	(15,621)
Gain on extinguishment of debt, net	—	968	2,428	2,032
Income before income taxes and noncontrolling interests	42,719	29,093	105,479	73,917
Income tax expense	(12,562)	(7,336)	(29,427)	(20,275)
Less: Net income attributable to noncontrolling interests	(634)	(631)	(1,316)	(1,905)
Net income attributable to Sterling common stockholders	$29,523	$21,126	$74,736	$51,737

Gross margin	14.7%	12.5%	14.0%	13.5%
Revenues—Revenues were $556.9 million for the third quarter of 2022, an increase of $93.5 million or 20.2% compared with the third quarter of 2021. The increase in the third quarter of 2022 was driven by a $134.2 million increase in E-Infrastructure Solutions (including $83.6 million related to the acquired Petillo operations), partly offset by a $28.8 million decrease in Transportation Solutions and a $12.0 million decrease in Building Solutions. Revenues were $1,477.8 million for the nine months ended September 30, 2022, an increase of $297.4 million or 25.2% compared with the nine months ended September 30, 2021. The increase in the nine months ended September 30, 2022 was driven by a $316.4 million increase in E-

Infrastructure Solutions (including $207.0 million related to the acquired Petillo operations) and an $8.1 million increase in Building Solutions, partly offset by a $27.1 million decrease in Transportation Solutions.
Gross profit—Gross profit was $82.0 million for the third quarter of 2022, an increase of $24.2 million or 41.9% compared to the third quarter of 2021. The increase in gross profit for the third quarter of 2022 was primarily driven by the inclusion of Petillo operations and higher volume within E-Infrastructure Solutions, and cost recovery efforts within Building Solutions, partly offset by continued headwinds from inflation, labor and material supply issues primarily within E-Infrastructure Solutions and Building Solutions. Gross profit was $206.5 million for the nine months ended September 30, 2022, an increase of $47.5 million or 29.8% compared to the nine months ended September 30, 2021. The increases in gross profit for the nine months ended September 30, 2022 were primarily driven by the factors mentioned above.

Gross margin—The Company’s gross margin as a percent of revenue increased to 14.7% in the third quarter of 2022, as compared to 12.5% in the third quarter of 2021. The Company’s gross margin as a percent of revenue increased to 14.0% in the nine months ended September 30, 2022, as compared to 13.5% in the nine months ended September 30, 2021. The increases in gross margin as a percent of revenue were primarily due to an increased proportion of revenue from the higher margin E-Infrastructure Solutions segment, improved margin mix from Transportation Solutions, and cost recovery efforts from Building Solutions.

Contracts in progress which were not substantially completed totaled approximately 290 and 200 at September 30, 2022 and 2021, respectively, with the increase primarily related to the acquired Petillo operations. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
General and administrative expenses—General and administrative expenses were $26.5 million, or 4.8% of revenue, for the third quarter of 2022, compared to $19.6 million, or 4.2% of revenue, for the third quarter of 2021. General and administrative expenses were $73.0 million, or 4.9% of revenue, for the nine months ended September 30, 2022, compared to $52.6 million, or 4.5% of revenue, for the nine months ended September 30, 2021. The increases were primarily driven by the inclusion of $2.8 million and $8.4 million of general and administrative expense generated from Petillo operations for the three and nine months ended September 30, 2022, respectively, as well as higher professional fees, continued supply-chain issues and increasing inflation. The Company anticipates that general and administrative expense will be approximately 5% of revenue for the full year 2022.
Other operating expense, net—Other operating expense, net, includes 50% of earnings and losses related to members’ interest of consolidated 50% owned subsidiaries, earn-out expense and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and increase the liability account. The change in other operating expense, net, was an increase of $0.8 million during the third quarter of 2022 compared to the prior year, due entirely to a decrease in members’ interest, as there was no earn-out expense during the second and third quarters of 2022 and 2021. The change in other operating expense, net, was a decrease of $5.2 million for the nine months ended September 30, 2022 compared to the prior year. Members’ interest earnings decreased by $4.7 million for the nine months ended September 30, 2022 to $5.2 million from $9.9 million in the prior year. Earn-out expense decreased by $0.5 million for the nine months ended September 30, 2022 to zero from $0.5 million in the prior year as the result of the end of the earn-out period at the end of the first quarter of 2021.
Interest expense—Interest expense was $5.1 million for the third quarter of 2022 compared to $3.9 million for the third quarter of 2021. The increase is due to additional borrowings related to the Petillo Acquisition and increasing interest rates in 2022. Interest expense was $14.2 million for the nine months ended September 30, 2022, compared to $15.7 million for the nine months ended September 30, 2021. The decrease is due to a 2% lower applicable interest rate provided under the amended Credit Agreement, which was amended in the second quarter of 2021, partly offset by the additional borrowings related to the Petillo Acquisition and increasing interest rates in 2022.
Income taxes—The effective income tax rate was 29.4% for the third quarter of 2022 and 27.9% for the nine months ended September 30, 2022. The rates varied from the statutory rate primarily as a result of state income taxes, non-taxed PPP loan forgiveness, non-deductible compensation and other permanent differences. The Company anticipates an effective income tax rate for the full year 2022 of approximately 28%. Due to its net operating loss carryforwards, the Company expects no cash payments for federal income taxes for 2022 or 2021. See Note 13 - Income Taxes for more information.

Segment Results
In connection with the 2021 acquisition of Petillo, the Company realigned its operating groups to reflect management’s oversight of operations. After realignment, the Company’s operations consist of three reportable segments: E-Infrastructure Solutions, Transportation Solutions and Building Solutions, with the commercial business reclassified from the previously reported Specialty Services operating group into the newly formed Building Solutions operating group. The segment information for the prior period has been recast to conform to the current presentation.

(In thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
Revenues	2022	% of Revenue	2021	% of Revenue	2022	% of Revenue	2021	% of Revenue
E-Infrastructure Solutions	$255,530	46%	$121,286	26%	$658,005	45%	$341,601	29%
Transportation Solutions	221,126	40%	249,898	54%	573,006	38%	600,105	51%
Building Solutions	80,286	14%	92,265	20%	246,819	17%	238,725	20%
Total Revenues	$556,942		$463,449		$1,477,830		$1,180,431

Operating Income
E-Infrastructure Solutions	$37,533	14.7%	$19,218	15.8%	$91,642	13.9%	$61,744	18.1%
Transportation Solutions	9,635	4.4%	9,334	3.7%	18,428	3.2%	16,796	2.8%
Building Solutions	9,324	11.6%	9,238	10.0%	28,433	11.5%	23,389	9.8%
Segment Operating Income	56,492	10.1%	37,790	8.2%	138,503	9.4%	101,929	8.6%
Corporate	(8,529)		(5,759)		(20,696)		(14,423)
Acquisition Related Costs	(277)		—		(762)		—
Total Operating Income	$47,686	8.6%	$32,031	6.9%	$117,045	7.9%	$87,506	7.4%
E-Infrastructure Solutions
Revenues—Revenues were $255.5 million for the third quarter of 2022, an increase of $134.2 million or 110.7% compared to the third quarter of 2021, and revenues were $658.0 million for the nine months ended September 30, 2022, an increase of $316.4 million or 92.6% compared to the nine months ended September 30, 2021. The increases were primarily driven by the inclusion of $83.6 million and $207.0 million of revenue generated from Petillo operations for the three and nine months ended September 30, 2022, respectively, as well as higher volume.
Operating income—Operating income was $37.5 million (or 14.7% of revenue) for the third quarter of 2022, an increase of $18.3 million, compared to $19.2 million (or 15.8% of revenue) for the third quarter of 2021. The increase in operating income was primarily driven by the inclusion of Petillo operations and higher volume in the third quarter of 2022, partly offset by continued headwinds from inflation and supply chain issues, and the related impact on productivity and efficiency. The decrease in operating margin was primarily due to the inclusion of certain lower margin activities within Petillo’s operations and the aforementioned headwinds.
Operating income was $91.6 million (or 13.9% of revenue) for the nine months ended September 30, 2022, an increase of $29.9 million, compared to $61.7 million (or 18.1% of revenue) for the nine months ended September 30, 2021. The increase in operating income was driven by the inclusion of Petillo operations and higher volume in the nine months ended September 30, 2022, partly offset by the aforementioned headwinds, but also seasonality of weather in the Northeastern and Mid-Atlantic U.S. region in the first quarter of 2022. The decrease in operating margin was primarily due to the factors mentioned above.
Transportation Solutions
Revenues—Revenues were $221.1 million for the third quarter of 2022, a decrease of $28.8 million or 11.5% compared to the third quarter of 2021. The decrease was primarily driven by lower heavy highway and aviation revenue due to the timing of backlog execution, partly offset by an increase in water containment and treatment and other revenue. As part of our strategy to continually reduce low-bid heavy highway work, during the third quarter of 2022, our low-bid heavy highway revenue decreased by $9.9 million compared to the third quarter of 2021.
Revenues were $573.0 million for the nine months ended September 30, 2022, a decrease of $27.1 million or 4.5% compared to the nine months ended September 30, 2021. The decrease was primarily driven by lower aviation and heavy highway revenue due to the timing of backlog execution, partly offset by an increase in water containment and treatment and other revenue. During the nine months ended September 30, 2022, our low-bid heavy highway revenue decreased by $18.8 million compared to the nine months ended September 30, 2021, consistent with our strategy.

Operating Income—Operating income was $9.6 million (or 4.4% of revenue) for the third quarter of 2022, an increase of $0.3 million, compared to $9.3 million (or 3.7% of revenue) for the third quarter of 2021, and operating income was $18.4 million (or 3.2% of revenue) for the nine months ended September 30, 2022, an increase of $1.6 million, compared to $16.8 million (or 2.8% of revenue) for the nine months ended September 30, 2021. The increases were the result of improved margin mix with the ramp up of construction on large design-build projects and the continued execution of our strategic plan to reduce revenue from lower margin low-bid heavy highway work, partly offset by lower volume.
Building Solutions
Revenues—Revenues were $80.3 million for the third quarter of 2022, a decrease of $12.0 million or 13.0%, compared to the third quarter of 2021. The decrease was primarily driven by a decline in housing demand as home ownership became less affordable due to increasing interest rates and inflation.
Revenues were $246.8 million for the nine months ended September 30, 2022, an increase of $8.1 million or 3.4%, compared to the nine months ended September 30, 2021. The revenue increase was due to a higher volume of slabs poured in the first and second quarters of 2022, compared to 2021, partly offset by the aforementioned third quarter impact.
Operating income—Operating income was $9.3 million (or 11.6% of revenue) for the third quarter of 2022, an increase of $0.1 million, compared to $9.2 million (or 10.0% of revenue) for the third quarter of 2021. The increase in operating income and margin were driven by our successful efforts to work with customers to pass on the increases in material and labor cost, partly offset by the aforementioned lower volume.
Operating income was $28.4 million (or 11.5% of revenue) for the nine months ended September 30, 2022, an increase of $5.0 million, compared to $23.4 million (or 9.8% of revenue) for the nine months ended September 30, 2021. The increase in operating income and margin were driven by the aforementioned higher volume in the first and second quarters of 2022 and cost recovery efforts from customers. Our operating margins may continue to be impacted by higher material costs for concrete, steel and lumber, and the lack of consistent availability of these materials, as well as labor shortages and increased subcontractor labor costs, and while the Company continues to work with customers to pass on the increases in material and labor cost, the Company may not be successful in recouping these additional costs in the future.
Corporate
Operating expense—Corporate overhead is primarily comprised of corporate headquarters facility expense, the cost of the executive management team, and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as corporate human resources, legal, governance and finance functions. The corporate overhead element of general and administrative expenses, which is not allocated to the business segments, was $8.5 million for the third quarter of 2022, an increase of $2.8 million compared to the third quarter of 2021 and operating expense was $20.7 million for the nine months ended September 30, 2022, an increase of $6.3 million, compared to the nine months ended September 30, 2021. The increases were primarily driven by higher professional fees as well as continued inflation and supply-chain issues.
LIQUIDITY AND SOURCES OF CAPITAL
Cash—Cash at September 30, 2022, was $146.5 million, and includes the following components:

(In thousands)	September 30, 2022	December 31, 2021
Generally Available	$77,559	$29,812
Consolidated 50% Owned Subsidiaries	45,176	30,429
Construction Joint Ventures	23,744	21,599
Total Cash	$146,479	$81,840
The following tables set forth information about our cash flows and liquidity:

(In thousands)	Nine Months Ended September 30,
Net cash provided by (used in):	2022	2021
Operating activities	$130,647	$135,742
Investing activities	(47,822)	(37,222)
Financing activities	(17,612)	(46,746)
Net change in cash and cash equivalents	$65,213	$51,774

Operating Activities—During the nine months ended September 30, 2022, net cash provided by operating activities was $130.6 million compared to net cash provided by operating activities of $135.7 million in the nine months ended September 30, 2021. Cash flows provided by operating activities were driven by higher net income, adjusted for various non-cash items and changes in accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below, and other assets and accrued liabilities.
Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in the components of Contract Capital during the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Contracts in progress, net	$26,451	$26,694
Accounts receivable	(97,447)	(41,259)
Receivables from and equity in construction joint ventures	580	(5,003)
Accounts payable	47,411	47,423
Change in Contract Capital, net	$(23,005)	$27,855
During the nine months ended September 30, 2022, the change in Contract Capital decreased liquidity by $23.0 million. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality (particularly with the acquired Petillo operations), the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.
Investing Activities—During the nine months ended September 30, 2022, net cash used in investing activities was $47.8 million, compared to net cash used of $37.2 million in the nine months ended September 30, 2021. The use of cash was driven by purchases of capital equipment, less cash proceeds from the sale of property and equipment, and a net payment of the final working capital adjustment for the Petillo Acquisition. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment.
Financing Activities—During the nine months ended September 30, 2022, net cash used in financing activities was $17.6 million, compared to net cash used of $46.7 million in the prior year. The financing cash outflow was driven by $17.4 million of repayments on the Term Loan Facility.
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
 At September 30, 2022, there was approximately $210 million of construction work to be completed on unconsolidated construction joint venture contracts, of which approximately $93 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of September 30, 2022, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.
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
We continue to utilize a swap arrangement to hedge against interest rate variability associated with $200 million of the $429 million outstanding under the Term Loan Facility. The Company has designated its interest rate swap agreement as a cash flow hedging derivative. To the extent the derivative instrument is effective and the documentation requirements have been met, changes in fair value are recognized in other comprehensive income (loss) until the underlying hedged item is recognized in earnings. The total fair value of the contract was a net gain of approximately $0.7 million at September 30, 2022. For the $229 million remaining portion of the Term Loan Facility not associated with the interest rate swap hedge, at September 30, 2022 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $2.3 million per year.
Other
The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At September 30, 2022, the fair value of the term loan, based upon the current market rates for debt with similar credit risk and maturities, approximated its carrying value as interest is based on LIBOR plus an applicable margin.
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2022. As previously disclosed, we completed the Petillo and Kimes Acquisitions on December 30, 2021 and December 28, 2021, respectively, and, as permitted by SEC guidance for newly acquired businesses, we have elected to exclude the acquired operations of Petillo and Kimes from the scope of design and operation of our disclosure controls and procedures for the quarter ended September 30, 2022. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2022 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.1 (1)
Certificate of Incorporation of Sterling Infrastructure, Inc. as amended through June 1, 2022 (incorporated by reference to Exhibit 3.1 to Sterling Infrastructure, Inc.’s Quarterly Report on Form 10-Q, filed on August 2, 2022 (SEC File No. 1-31993)).

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

STERLING INFRASTRUCTURE, INC.

Date: November 1, 2022	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer and Duly Authorized Officer