Form 10-K
period 2022-12-31
STERLING INFRASTRUCTURE, INC.
filed 2023-02-28
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___
Commission File Number 1-31993

STERLING INFRASTRUCTURE, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-1655321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Hughes Landing Blvd. The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (281) 214-0777

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value per share	STRL	NASDAQ
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☑ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes ☑ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates, based on a NASDAQ closing price of $21.92 on June 30, 2022 was approximately $637.5 million.
The number of shares outstanding of the registrant’s common stock as of February 24, 2023 – 30,586,938
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Shareholders to be held on May 3, 2023 are incorporated by reference into Part III of this Form 10-K.

Sterling Infrastructure, Inc. Annual Report on Form 10-K Table of Contents

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
Actual events, results and outcomes may differ materially from those anticipated, projected or assumed in the forward-looking statements due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, the following:
•factors that affect demand for our services or demand in end markets, including economic recessions or volatile economic cycles;
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
•changes in general economic conditions, including reductions in federal, state and local government funding for infrastructure services, changes in those governments’ budgets, practices, laws and regulations and interest rate fluctuations and other adverse economic factors beyond our control in our geographic markets;
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
•potential risks and uncertainties relating to major public health crises, including the COVID-19 pandemic;
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
•our ability to successfully identify, finance, complete and integrate recent and potential acquisitions;
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

Item 1. Business
Overview of the Company’s Business
Sterling Infrastructure, Inc. (“Sterling” or “the Company”) operates through a variety of subsidiaries within three segments specializing in E-Infrastructure, Transportation and Building Solutions in the United States (the “U.S.”), primarily across the Southern, Northeastern and Mid-Atlantic U.S., the Rocky Mountain States, and Hawaii, as well as other areas with strategic construction opportunities. E-Infrastructure Solutions projects include advanced, large-scale site development systems and services for data centers, e-commerce distribution centers, warehousing, transportation, energy and more. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, light rail and storm drainage systems. Building Solutions projects include residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs and other concrete work. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.
In this report, unless the context otherwise indicates, “Sterling,” “the Company,” “we,” “our” or “us” means Sterling and its consolidated subsidiaries. In addition, references to “Note” or “Notes” refer to the Notes to the Consolidated Financial Statements, included in Item 8 of Part II of this annual report on Form 10-K, unless indicated otherwise.
Business Strategy
Since 2016, our strategic vision has been based on the following elements and objectives:

Strategic Elements	Strategic Objectives
Solidifying the base	Risk Reduction
Growing high margin products and services	Bottom-Line Growth
Expansion into adjacent markets	Exceed Peer Performance
Build a Platform for Future Accretive Growth
Solidifying the base—The Company’s historic base business is our low-bid heavy highway projects within our Transportation Solutions segment. Heavy highway projects typically have gross margins of 7-8%; however, prior to 2016 our gross margin was approximately 4%. In 2016 we implemented a strategy to solidify this base business by improving bid discipline to significantly reduce the probability of project losses. To execute this strategic focus, a key objective, risk reduction, was prioritized. Since the implementation of the strategy and application of the key objective, we have improved the heavy highway backlog gross margin to 10.9% as of December 31, 2022, and we expect gross margins to continue improving as we continue to execute our strategy.
Growing high margin products and services—While solidifying the base is important to the profitability of the Company, the improvement of gross margins is limited due to the highly competitive bidding environment for heavy highway projects. In 2016 we implemented a strategy to shift our project mix from low-bid heavy highway projects to alternative delivery heavy highway projects and other higher margin work (e.g., airports, commercial, piling and shoring). In 2016 our low-bid heavy highway revenue was approximately 79% of our total revenue, but we have progressively brought that down to 11% as of December 31, 2022. The key objective in this strategic area is our focus on bottom-line growth, and the higher margin projects we target have gross margins in the range of 12%-15%.
Expansion into adjacent markets—In 2016, we implemented a strategy to pursue growth through the acquisition of companies and assets that will enable us to expand into adjacent markets and broaden the types of projects we execute. We operate a decentralized, adaptive business model, which provides us with flexibility to pursue acquisitions and other strategic transactions. Our acquisition strategy has focused on businesses that can strengthen our current portfolio, enable us to expand into complementary categories or geographic regions or provide diversification of cash flows. The companies we target for acquisition typically have gross margins of 15% or more. This strategic focus allows us to broaden our portfolio of products and services, and broaden our end customer base to remain competitive in the markets where we operate. Since 2016, we have completed five acquisitions and plan to consider other strategic acquisitions in the future.
Recent Strategic Transactions
Kimes Acquisition—On December 28, 2021, we completed our acquisition of Kimes & Stone (“Kimes”) for an all-cash purchase price of approximately $7.6 million. Kimes provides a diversified services offering of soil stabilization for site development on e-commerce projects such as large fulfillment and distribution centers and data centers, as well as soil stabilization for roadways and manufacturing plant construction. The transaction included a fleet of soil stabilization equipment and working capital. The results of Kimes are included within Plateau, which is included within our E-Infrastructure Solutions segment. See Note 3 - Acquisitions for further discussion.
Petillo Acquisition—On December 30, 2021, we completed our acquisition of Petillo Incorporated and its related entities (collectively, “Petillo”) for aggregate consideration of $196.8 million, consisting of $175.0 million in cash, 759,447 shares of the Company’s common stock, and a target working capital adjustment of $1.4 million. Petillo is a leading specialty site development contractor based in Flanders, New Jersey, and serves the Northeastern and Mid-Atlantic States, providing large-scale site infrastructure improvement service, including full-service excavation, underground utility construction, environmental remediation, drainage systems for commercial construction and water management and distribution systems. The results of Petillo are included within our E-Infrastructure Solutions segment. See Note 3 - Acquisitions for further discussion.
Myers Disposition—On November 30, 2022, we entered into an agreement (the “Agreement”) and sold the Company’s 50% ownership interest in its partnership with Myers & Sons Construction L.P. for $18 million in cash. In accordance with the Agreement’s payment terms, the Company is to receive $12 million in January of 2023 and a series of three $2 million payments due by various dates in 2023, 2025, and 2027. The disposition is consistent with the Company’s strategic shift to reduce its portfolio of low-bid heavy highway and water containment & treatment projects in order to reduce risk and improve the Company’s margins and to focus on its strategic geographies outside of California. The disposition represented a strategic shift that had a major effect on our operations and consolidated financial results, and accordingly, the historical results of Myers have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Balance Sheets. Prior to being disclosed as a discontinued operation, the results of Myers were included within our Transportation Solutions segment. See Note 4 - Dispositions for further discussion.
CCS Acquisition—On December 20, 2022, we completed the acquisition of Concrete Construction Services of Arizona LLC and its affiliated company’s business (collectively “CCS”) for a purchase price of approximately $21 million. The business of CCS provides residential single-family home concrete foundations, including the preparation, pouring and finishing of post-tension concrete foundations in new housing subdivisions in the greater Phoenix area. The transaction includes working capital, intangible assets, and goodwill. The results of CCS are included within Tealstone which is included within our Building Solutions segment. See Note 3 - Acquisitions for further discussion.
Segments, Markets and Customers
The Company’s internal and public segment reporting are aligned based upon the services offered by its operating groups, which represent the reportable segments. The Company’s operations consist of three reportable segments: E-Infrastructure Solutions, Transportation Solutions and Building Solutions. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 22 - Segment Information for further discussion of our business segments.
E-Infrastructure Solutions—Our E-Infrastructure Solutions segment serves large, blue-chip end users in the e-commerce, data center, distribution center, warehousing, energy sectors and more. We are a leading provider of large-scale specialty site infrastructure improvement contracting services in the Southeastern, Northeastern and Mid-Atlantic U.S. In our E-Infrastructure Solutions segment, four customers accounted for 35% of that segment’s revenue in 2022, 58% in 2021 and 44% in 2020.
    Transportation Solutions—Our Transportation Solutions segment is comprised of heavy highway, aviation and rail, and relies heavily on federal and state infrastructure spending. The principal markets of this segment are Arizona, Colorado, Hawaii, Nevada, Texas and Utah. Within these principal markets, our core customers are the Departments of Transportation (“DOT(s)”) in various states, regional transit authorities, airport authorities, port authorities, water authorities and railroads. In our Transportation Solutions segment, four state DOTs accounted for 44% of that segment’s revenue in 2022, 42% in 2021 and 44% in 2020.
Building Solutions—Our Building Solutions segment is comprised of our residential and commercial businesses. The principal market for our residential business is Texas, specifically the Dallas-Fort Worth and Houston areas and the surrounding communities. In 2021, we began expanding our footprint into the greater Phoenix area and continued in 2022 with the acquisition of the CCS business. Our core residential customer base is comprised of leading national home builders as well as regional and custom home builders. Our commercial business focuses on concrete construction of multi-family foundations, parking structures, elevated slabs and other concrete work for leading developers and general contractors in commercial markets. In our Building Solutions segment, four customers, including their respective affiliates, accounted for 60% of that segment’s revenue in 2022, 57% in 2021 and 50% in 2020.

In 2022, no individual customer contributed more than 10% of our consolidated revenues; however we routinely construct projects for our largest customers mentioned above. The loss of any of these customers could have a material adverse effect on our business and financial results. Refer to Item 1A “Risk Factors” and Note 20 - Concentration of Risk and Enterprise Wide Disclosures for the Company’s major customers that represent a concentration of risk due to their significant revenue contributions.
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
Seasonality
Operations for our segments are typically affected by weather conditions primarily during the first and fourth quarters of our fiscal year, which may alter construction schedules and can create variability in our revenues, profitability and the required number of employees. For additional discussion regarding the potential impacts of seasonality on our business, see Item 1A “Risk Factors.”
Resources
We purchase raw materials for our segments, including but not limited to, cement, aggregate, concrete, liquid asphalt, lumber, steel, diesel and gasoline fuel, natural gas and propane from numerous sources. The price and availability of raw materials may vary from year to year due to fluctuations in market conditions and production capacities.
Backlog
    Our remaining performance obligations on our projects, as defined in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, do not differ from what we refer to as “Backlog.” Our Backlog represents the amount of revenues we expect to recognize in the future from our contract commitments on projects. The value of our Backlog was $1.41 billion at December 31, 2022, as compared to $1.33 billion at December 31, 2021. We exclude from Backlog contracts where we are the apparent low bidder for projects (“Unsigned Low-bid Awards”) until the contract is executed by our customer (approximately $275.0 million at December 31, 2022). Certain Building Solutions revenue is recognized upon completion at a point in time and therefore is never reflected in our Backlog. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Outlook and Trends” for discussion and quantification of our Backlog. Also see Item 1A “Risk Factors” for further discussion of risks related to Backlog.
Contracts
Our contracts are awarded on a competitively bid basis or negotiated bid basis using a range of contracting options, including fixed-unit price, lump sum and cost-reimbursable. Each of these contract types presents advantages and disadvantages. Typically, the Company assumes more risk with lump-sum contracts; however, these types of contracts offer additional profits if the work is completed for less than originally estimated. Under fixed-unit price contracts, the Company’s profit may vary if actual labor-hour costs vary significantly from the negotiated rates. Each contract is designed to optimize the balance between risk and reward. At December 31, 2022, substantially all of our backlog was contracted on a fixed-unit price or lump sum basis. We occasionally present claims or change orders to our clients for additional costs exceeding a contract price or for costs not included in the original contract price. Also, because some contracts can provide little or no fee for managing material costs, the components of contract cost can impact profitability.
Substantially all of the contracts in our Backlog contain termination for convenience clauses which allow the customer to cancel the contract at their election but would require that the Company be compensated for work performed through the date of termination and additional contractual costs for cancellation. As part of our business, we are a party to joint venture arrangements, pursuant to which we typically jointly bid on and execute particular projects with other companies in the construction industry. See Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our types of risk and how we mitigate cancellation and credit risk.

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

Human Capital
At December 31, 2022, the Company had approximately 3,200 employees, comprised of approximately 600 salaried employees and approximately 2,600 hourly employees. The percentage of our employees represented by unions at December 31, 2022 was approximately 29%. We have agreements, which we customarily renew periodically, with various unions representing groups of employees at project sites. We consider our relationships with our employees and the applicable labor unions to be satisfactory.
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
As of December 31, 2022, our workforce was comprised of the following race and ethnicity demographics:

Employees as of December 31, 2022
Hispanic	51.8%
White	41.7%
Black	3.5%
Pacific Islander	1.6%
Other	1.4%
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
Risks Related to Our Business and Industry
Demand for our services may decrease during economic recessions or volatile economic cycles, and a reduction in demand in end markets may adversely affect our business.
Across our three operating segments, the revenue and profit generated is from construction projects and services, the awarding of which we do not directly control. The construction industry historically has experienced cyclical fluctuations in financial results due to economic recessions, downturns in business cycles of our customers, supply chain disruptions, inflationary pressures, interest rate fluctuations and other economic factors beyond our control. Many factors, including the financial condition of the industry, could adversely affect our customers and their willingness to fund capital expenditures in the future. Additionally, consolidation, competition or capital constraints in the industries we serve may result in reduced spending by our customers.
Economic, regulatory and market conditions affecting our specific end markets may adversely impact the demand for our services, resulting in the delay, reduction or cancellation of certain projects and these conditions may continue to adversely affect us in the future. For example, during fiscal 2022, our Building Solutions segment began to see a moderation in housing demand due to increases in mortgage interest rates reducing the affordability of homes.
Our dependence on suppliers of materials and subcontractors could increase our costs and impair our ability to complete contracts on a timely basis or at all.
The price and availability of the materials required to execute our projects are subject to volatility and disruptions caused by global economic factors that are beyond our control, including, but not limited to, supply chain disruptions, labor shortages, wage pressures, rising inflation and potential economic slowdown or recession, as well as fuel and energy costs, the impact of natural disasters, public health crises (such as COVID-19), geopolitical conflicts (such as the conflict in Ukraine), and other matters that have impacted or could impact the global economy. If shortages and cost increases in materials and tightness in the labor market persist for a prolonged period of time, our profit margins could be adversely impacted if we are unable to offset cost increases.
We rely on third party suppliers to provide substantially all of the materials (including aggregates, cement, asphalt, concrete, steel, oil and fuel) for our contracts and third party subcontractors to perform some of the work on many of our projects. Increasing prices of materials and equipment, including due to inflation, and substantial delays in delivering supplies have and could continue to adversely impact our operations and construction projects. In 2022, our operating margins were adversely impacted, and may continue to be impacted, by price increases for certain materials, including fuel, concrete, steel and lumber. To the extent that we are unable to obtain commitments from our suppliers for materials or engage subcontractors, our ability to bid for contracts may be impaired.
If we do not accurately estimate the overall risks, requirements or costs related to a project when we bid for a contract that is ultimately awarded to us, we may achieve a lower than anticipated profit or incur a loss on the contract.
The majority of our revenues and backlog are derived from fixed-unit price contracts and lump sum contracts. Fixed-unit price contracts require us to provide materials and services at a fixed-unit price based on agreed quantities irrespective of our actual per unit costs. Lump sum contracts require the contract work to be completed for a single price irrespective of our actual costs incurred. Our ability to achieve profitability under such contracts is dependent upon our ability to avoid cost overruns by accurately estimating our costs and then successfully controlling our actual costs. If our cost estimates for a contract are inaccurate, or if we do not perform the contract within our cost estimates, we may incur losses due to cost overruns or the contract may be less profitable than expected. As a result, these types of contracts could negatively affect our cash flow, earnings and financial position.
The costs incurred and gross profit realized on our contracts can vary, sometimes substantially, from our original estimates due to a variety of factors, that may include, but not limited to the following:
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
Further, in most cases, our contracts require completion by a scheduled acceptance date. Failure to timely complete a project could result in additional costs, penalties or liquidated damages being assessed against us, and these could exceed projected profit margins on the contract.
We may incur higher costs to lease, acquire and maintain equipment necessary for our operations, and the market value of our owned equipment may decline.
We service a significant portion of our contracts with our own construction equipment rather than leased or rented equipment. To the extent that we are unable to buy construction equipment necessary for our needs, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, which could increase the costs of performing our contracts, thereby reducing contract profitability. Further, new equipment may not be available, or it may not be purchased or rented in a cost effective manner, which could adversely affect our operating results.
The equipment that we own or lease requires continuous maintenance, for which we maintain our own repair facilities. If we are unable to maintain or repair equipment ourselves, we may be forced to obtain third party repair services, which could increase our costs. Additionally, we rely on the availability of component parts from suppliers for the maintenance and repair of our equipment. The failure of suppliers to deliver component parts necessary to maintain our equipment could have an adverse effect on our ability to meet our commitments to customers.
We may not accurately assess and/or estimate the quality, quantity, availability and cost of aggregates we need to complete a project, particularly for projects in rural areas.
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
The uncertainty of the timing of contract awards may also present difficulties in matching the size of our equipment fleet and work crews with contract needs. In some cases, we may maintain and bear the cost of more equipment and ready work crews than are necessary for then-existing needs, in anticipation of future needs for existing contracts or expected future contracts. If a contract is delayed or an expected contract award is not received, we would incur costs that could have a material adverse effect on our anticipated profit.
Adverse weather conditions may cause delays, which could slow completion of our construction activity.
Because all of our construction projects are performed outdoors, work on our contracts is subject to seasonal weather conditions that may delay our work and contribute to project inefficiency. Lengthy periods of wet or cold winter weather will generally interrupt construction, and this can lead to under-utilization of crews and equipment, resulting in less efficient rates of overhead recovery. Extreme heat or cold can prevent us from performing certain types of operations. For example, during the late fall to the early spring months of each year, our work on construction projects in the Rocky Mountain States has been curtailed at times due to snow and other work-limiting weather. In addition, our work is subject to extreme and unpredictable weather conditions, which could become more frequent or severe if general climatic changes occur. For example, in 2017 Hurricane Harvey caused damage and disruption that resulted in our inability to perform work on all Houston-area contracts for several days and in some cases several weeks, and the 2021 Texas-wide freezing weather event also caused delays for some of our Transportation Solutions and Building Solutions operations. Future extreme weather events may limit the availability of resources, increase our costs, delay our performance of work for extended periods of time, or cause our projects to be canceled. While revenues can be recovered following a period of bad weather, it is generally impossible to recover the cost of inefficiencies, and significant periods of bad weather typically reduce profitability of affected contracts both in the current period and during the future life of affected contracts. Such reductions in contract profitability negatively affect our results of operations in current and future periods until the affected contracts are completed. To the extent climate change results in an increase in such extreme adverse weather conditions, the likelihood of a negative impact on our operations may increase.
We rely on information technology systems to conduct our business, which are subject to disruption, failure or security breaches.
We rely on information technology (“IT”) systems in order to achieve our business objectives. We also rely upon industry accepted security measures and technology to securely maintain confidential information on our IT systems. However, our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, cyber-attacks or other malicious software programs. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation and the loss of suppliers or customers. A significant disruption or failure could have a material adverse effect on our business operations, financial performance and financial condition.
Major public health crises, including the COVID-19 pandemic, could disrupt the Company’s operations and adversely affect its business, results of operations and financial condition.
Pandemics, epidemics, widespread illness or other health crises, such as the COVID-19 pandemic (including any new variants), that interfere with the ability of our employees, suppliers, customers, financing sources or others to conduct business have and could adversely affect the global economy and our results of operations and financial condition. For example, our business and results of operations could be materially adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, or government actions or other restrictions in connection with any future major public health crisis.
Risks Related to Our Segments
E-Infrastructure Solutions
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

Building Solutions
The homebuilding industry is cyclical and susceptible to downward changes in general economic or other business conditions which could adversely affect our Building Solutions projects, including foundations for single-family and multi-family homes.
The Building Solutions industry is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels. In 2022, rising inflation and increased interest rates made home ownership less affordable, which resulted in decreased demand for single-family homes. The continuation or worsening of these conditions generally, or in the markets where we operate, could decrease demand and pricing for new homes in these areas or result in customer cancellations of pending contracts, which could adversely affect the number of Building Solutions concrete projects we have or reduce the prices we can charge for these projects, either of which could result in a decrease in our revenues and earnings that could materially adversely affect our results of operations.
We cannot predict with certainty whether the decline in the U.S. housing market beginning in 2022 will continue or worsen due to changes in conditions that are beyond our control, which may include the following:
•continued increases in interest rates;
•continued or worsening inflationary pressures;
•economic downturn or recession;
•shortage of lots available for development;
•changes in demographics and population migration that impair the demand for new housing;
•labor shortages, especially craft labor, and rising costs of labor; and
•changes in the tax laws that reduce the benefits of home ownership.
Transportation Solutions
The heavy highway construction industry is highly competitive, with a variety of companies competing against us, and our failure to compete effectively could reduce the number of new contracts awarded to us or adversely affect our margins on contracts awarded.
In the past, many of the heavy highway contracts on which we bid were awarded through a competitive bid process, with awards generally being made to the lowest bidder, but sometimes recognizing other considerations, such as shorter contract schedules or prior experience with the customer and reputation. Within our geographic markets, we compete with many international, national, regional and local construction firms. Several of these competitors have achieved greater geographic market penetration than we have in the geographic markets in which we compete, and/or have greater resources, including financial resources, than we do. In addition, a number of international and national companies in the heavy highway industry that are larger than we are and that currently do not have a significant presence in our geographic markets, if they so desire, could establish a presence in our geographic markets and compete with us for contracts.
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
The design-build project delivery method subjects our Transportation Solutions business to the risk of design errors and omissions.
We could be liable for a design error or omission that causes or contributes to damages with respect to one of our Transportation Solutions design-build projects. Although by contract we pass design responsibility on to the engineering firms that we engage to perform design services on our behalf for these projects, in the event of a design error or omission causing damages, there is risk that the engineering firm, its professional liability insurance, and the errors and omissions insurance that we individually purchase will not fully protect us from costs or liabilities. Any liabilities resulting from an asserted design defect with respect to our Transportation Solutions projects may have a material adverse effect on our financial position, results of operations and cash flows. Performance problems on existing and future Transportation Solutions contracts could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within the industry and among our customers.
An inability to obtain bonding could limit the aggregate dollar amount of contracts that we are able to pursue for our Transportation Solutions business.
As is customary in the construction business, we are required to provide bonding to our Transportation Solutions customers to secure our performance under our contracts. Our ability to obtain bonding primarily depends upon our capitalization, working capital, borrowing capacity under our credit facilities, past performance, management expertise and reputation and certain external factors, including the overall capacity of the credit market. Bonding companies and banks consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. Events that adversely affect the financial markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. Our inability to obtain adequate bonding would limit the amount that we can bid on new contracts for our Transportation Solutions business and could have a material adverse effect on our future revenues and business prospects.
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

Risks Related to Our Construction Joint Venture Partners and Customers
Our participation in construction joint ventures exposes us to liability and/or harm to our reputation for failures of our partners.
As part of our business, we are a party to construction joint venture arrangements, pursuant to which we typically jointly bid on and execute particular projects with other companies in the construction industry. Success on these construction joint projects depends in part on whether our joint venture partners satisfy their contractual obligations.
We and our construction joint venture partners are generally jointly and severally liable for all liabilities and obligations of our construction joint ventures. If a construction joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Furthermore, if we are unable to adequately address our partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, harm to our reputation and reduce our profit on a project.
Certain counterparties to construction joint venture arrangements, which may include our historical direct competitors, may not desire to continue such arrangements with us and may terminate the joint venture arrangements or not enter into new arrangements following a merger or acquisition. Any termination of a construction joint venture arrangement could cause us to reduce our backlog and could materially and adversely affect our business, results of operations and financial condition.
 At December 31, 2022, there was approximately $46.1 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $18.5 million represented our proportionate share. We are not aware of any situation that would require us to fulfill responsibilities of our construction joint venture partners pursuant to the joint and several liability under our contracts.
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
Most of our contracts can be canceled on short notice.
Our contracts generally have clauses that permit the cancellation of the contract unilaterally and at any time as long as the customer compensates the Company for the work already completed and for additional contractual costs for cancellation. A cancellation of an unfinished contract could cause our equipment and work crews to be idle for a period of time until other comparable work becomes available, which could have a material adverse effect on our business and results of operations.

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
In Arizona, California, Hawaii, Maryland, Nevada, New Jersey and New York, we have project personnel that are unionized. Additional groups of our employees may also unionize in the future. If at any time a significant amount of our employees unionized, it could limit the flexibility of the workforce and could result in demands that might increase our operating expenses and adversely affect our profitability. Our inability to negotiate acceptable contracts with unions could result in work stoppages, and any new or extended contracts could result in increased operating costs. Each of our different employee groups could unionize at any time and would require separate collective bargaining agreements. If any group of our employees were to unionize and we were unable to agree on the terms of their collective bargaining agreement or we were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. The future or continued occurrence of any of these events would be disruptive to our operations and could have a material adverse effect on our business, operating results and financial condition.
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
Risks Related to Strategy and Acquisitions
Our strategy, which includes expanding into adjacent markets, may not be successful.
We may continue to pursue growth through the acquisition of companies or assets that will enable us to broaden the types of projects we execute and also expand into new markets. We have completed several acquisitions and plan to consider strategic acquisitions in the future. We may be unable to implement this growth strategy if we cannot identify suitable companies or assets or reach agreement on potential strategic acquisitions on acceptable terms. Moreover, an acquisition involves certain risks, including:
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
•insufficient management attention to our ongoing business; and
•inability to realize the cost savings or other financial benefits that we anticipate.
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
Backlog as of December 31, 2022 totaled $1.41 billion. Backlog develops as a result of new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period. Backlog is measured and defined differently by companies within our industry. We refer to “Backlog” as the unearned revenue we expect to earn in future periods on our executed contracts. As the construction on our projects progresses, we increase or decrease Backlog to take into account newly signed contracts, revenue earned during the period and our estimates of the effects of changes in estimated quantities, changed conditions, change orders and other variations from previously anticipated contract revenues, including completion penalties and incentives. We cannot guarantee that the revenue projected in our Backlog will be realized, or if realized, will result in earnings.
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
We have pledged substantially all of our assets as collateral in connection with our Credit Agreement and we have additionally pledged the proceeds of and other rights under our E-Infrastructure Solutions and Transportation Solutions contracts to our bonding agent. As a result, we may have difficulty in obtaining additional financing in the future if such financing requires us to pledge assets as collateral. In addition, under our Credit Agreement, we must obtain the consent of our lenders to incur additional debt from other sources (subject to certain limited exceptions).
If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.

We incurred indebtedness in connection with recent acquisitions, and the agreement governing such indebtedness contains various covenants and other provisions that impose restrictions on our ability to operate and manage our business.
As of December 31, 2022, our aggregate principal amount outstanding under our credit facility (“Credit Facility”) was $423.7 million. The Credit Facility will mature on October 2, 2024. While we currently believe we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of the credit markets or the economy generally.
The Credit Agreement governing the indebtedness incurred by us under our Credit Facility contains certain subsidiary guarantees, which are secured by a first priority security interest in substantially all assets directly owned by such subsidiaries and us, subject to certain exceptions and limitations. The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict the ability of us and our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things.
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
We may elect to borrow, continue or convert certain term or revolving loans under our Credit Agreement to bear interest at an annual rate of one-, three-, six- or, if available, twelve-month London Interbank Offered Rate (“LIBOR”), plus 2.0% per annum. Accordingly, increases in interest rates could have a material adverse effect on our business operations, financial performance and financial condition.
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
We had approximately $262.7 million of goodwill and $299.1 million of intangibles recorded on our Consolidated Balance Sheet at December 31, 2022. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations reduced by any impairments recorded subsequent to the date of acquisition. Intangible assets are recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is separable; that is, it is capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged (whether there is intent to do so). A shortfall in our revenues or net income or changes in various other factors from that expected by securities analysts and investors could significantly reduce the market price of our common stock. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill or intangible assets have been impaired. We perform an annual test of our goodwill and periodic assessments of intangible assets to determine if they have become impaired. On an interim basis, we also review the factors that have or may affect our operations or market capitalization for events that may trigger impairment testing. Write downs of goodwill and intangible assets may be substantial. If we were required to write down all or a significant part of our goodwill and/or intangible assets in future periods, our net earnings and equity could be materially adversely affected.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own or lease properties in locations throughout the U.S. to conduct our business. We believe these facilities are adequate to meet our current and near-term requirements. The following list summarizes our principal properties by segment for which they are primarily utilized and our “Corporate” headquarters:

Location	Type of Facility	Interest	Segment(s)
The Woodlands, TX	Administrative	Leased	Corporate
Austell, GA	Administrative, operations and equipment yard	Owned/Leased	E-Infrastructure Solutions
Flanders, NJ (1)	Administrative, operations and equipment yard	Leased	E-Infrastructure Solutions
Denton, TX	Administrative and operations	Owned	Building Solutions
Draper, UT (1)	Administrative and operations	Leased	Building Solutions and Transportation Solutions
Phoenix, AZ	Administrative and operations	Leased	Transportation Solutions
Houston, TX	Administrative, operations and equipment yard	Owned	Transportation Solutions
Sparks, NV	Administrative and operations	Owned/Leased	Transportation Solutions

(1) The leased space is owned by and leased from related parties. Refer to Note 21 - Related Party Transactions for additional information.
All of our wholly-owned assets are encumbered, see Note 10 - Debt for further discussion on debt and our current credit agreements.
Item 3. Legal Proceedings
The Company, including its construction joint ventures and its consolidated 50% owned subsidiary, is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. The Company regularly analyzes current information about these proceedings and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.
In the opinion of management, after consultation with legal counsel, there are currently no threatened or pending legal matters that would reasonably be expected to have a material adverse impact on the Company’s Consolidated Results of Operations, Financial Position or Cash Flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the NASDAQ Global Select Market under the trading symbol “STRL”. On February 24, 2023, there were 688 holders of record of our common stock.
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
Equity Compensation Plan Information
Certain information about the Company’s equity compensation plans will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2023 annual meeting of shareholders and is incorporated herein by reference.
Performance Graph
The following Performance Graph and related information shall not be deemed to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the percentage change in the Company’s cumulative total stockholder return on its common stock for the last five years with the Dow Jones US Total Return Index, a broad market index, and a peer group index selected by our management that includes public companies within our industry (the “Peer Group”). The Peer Group index replaced the Dow Jones US Heavy Construction Index that was reported in previous years. The companies in the Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, management believes the Peer Group more closely resembles our total business than any individual company in the group or the previously reported Dow Jones US Heavy Construction Index.
The returns are calculated assuming that an investment with a value of $100 was made in the Company’s common stock and in each index at the end of 2017 and that all dividends were reinvested in additional shares of common stock; however, the Company has paid no dividends during the periods shown. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

The table below depicts the five-year performance of $100 invested on December 31, 2017 in stock or index, including reinvestment of dividends.

	December 2017	December 2018	December 2019	December 2020	December 2021	December 2022
Sterling Infrastructure, Inc.	$100.00	$66.89	$86.49	$114.31	$161.55	$201.47
Dow Jones US Total Return Index	$100.00	$95.03	$124.62	$150.05	$189.81	$152.98
Peer Group (Added in 2022)	$100.00	$65.30	$90.31	$122.33	$193.00	$155.35

Dow Jones US Heavy Construction (Replaced by Peer Group in 2022)	$100.00	$73.89	$99.12	$120.35	$180.21	$207.33
The Peer Group in the graph above is comprised of the following member companies:

Company	Ticker
Primoris Services Corporation	PRIM
INNOVATE Corp.	VATE
Granite Construction Incorporated	GVA
IES Holdings, Inc.	IESC
MYR Group Inc.	MYRG
Eagle Materials Inc.	EXP
Great Lakes Dredge & Dock Corporation	GLDD
Comfort Systems USA, Inc.	FIX
Summit Materials, Inc.	SUM
Dycom Industries, Inc.	DY
Chart Industries, Inc.	GTLS
Columbus McKinnon Corporation	CMCO
Construction Partners, Inc. (1)	ROAD
Infrastructure and Energy Alternatives, Inc. (1)	IEA (Former)
(1) Excluded from the computation due to an incomplete five year history of data.
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
On November 30, 2022, we completed the disposition of our 50% ownership interest in our partnership with Myers & Sons Construction L.P. (“Myers”), which represented a strategic shift that had a major effect on our operations and consolidated financial results. Accordingly, the historical results of Myers have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Balance Sheets. Prior to being disclosed as a discontinued operation, the results of Myers were included within our Transportation Solutions segment. The following discussion reflects continuing operations only, unless otherwise indicated.
OVERVIEW
General—On June 1, 2022, we officially changed our legal name from “Sterling Construction Company, Inc.” to “Sterling Infrastructure, Inc.” (“Sterling” or “the Company”). Sterling operates through a variety of subsidiaries within three segments specializing in E-Infrastructure, Transportation and Building Solutions in the United States (the “U.S.”), primarily across the Southern, Northeastern and Mid-Atlantic U.S., the Rocky Mountain States, and Hawaii, as well as other areas with strategic construction opportunities. E-Infrastructure Solutions projects include advanced, large-scale site development systems and services for data centers, e-commerce distribution centers, warehousing, transportation, energy and more. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, light rail and storm drainage systems. Building Solutions projects include residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs and other concrete work. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.
SIGNIFICANT TRANSACTIONS
Myers Disposition—On November 30, 2022, we entered into an agreement (the “Agreement”) and sold the Company’s 50% ownership interest in its partnership with Myers & Sons Construction L.P. for $18 million in cash. In accordance with the Agreement’s payment terms, the Company is to receive $12 million in January of 2023 and a series of three $2 million payments due by various dates in 2023, 2025 and 2027. The disposition is consistent with the Company’s strategic shift to reduce its portfolio of low-bid heavy highway and water containment & treatment projects in order to reduce risk and improve the Company’s margins and to focus on its strategic geographies outside of California. See Note 4 - Dispositions for further discussion.
Petillo Acquisition—On December 30, 2021, we completed our acquisition of Petillo for aggregate consideration of $196.8 million. Petillo is a leading specialty site development contractor based in Flanders, New Jersey, and serves the Northeastern and Mid-Atlantic States, providing large-scale site infrastructure improvement service, including full-service excavation, underground utility construction, environmental remediation, drainage systems for commercial construction and water management and distribution systems. The results of Petillo are included within our E-Infrastructure Solutions segment. See Note 3 - Acquisitions for further discussion.
MARKET OUTLOOK AND TRENDS
The market outlook and trends currently reflect favorable opportunities for long-term growth despite the challenging market pressures, including persistent inflation, supply chain issues and labor challenges. To remain competitive in the current market environments, Sterling remains focused on our strategic business elements and objectives as outlined. We continue to shift our focus from low-bid heavy highway work, which now represents approximately 11% of our total revenue, to increasing our revenue from alternative delivery projects within Transportation Solutions and increasing revenue from our E-Infrastructure and Building Solutions segments and improving our margins in each of our segments.
E-Infrastructure Solutions—Sterling’s E-Infrastructure Solutions business is primarily driven by investments in the development of data centers, e-commerce distribution centers, advanced manufacturing centers and warehouses. The continued revenue growth of the Company’s complex site development business is directly related to the continued implementation of publicly announced multi-year capital infrastructure campaigns from end users, Amazon, Facebook and Home Depot, and opportunistic investments in alternative energy components in solar and battery technology, spurred by the Creating Helpful Incentives to Produce Semiconductors (“CHIPS”) Act. We have seen a significant increase in demand for data centers, next-generation factories for solar and EV battery plants, advanced manufacturing and new warehouse and industrial development. This significant increase in demand had been partially offset by a slowdown in large fulfillment center spend in the market.

Equipment and land availability, material delays, fuel price increases and rising interest rates continue to be challenging factors for the segment, slowing some development from end users.
Transportation Solutions—Sterling’s Transportation Solutions business is primarily driven by federal, state and municipal funding. Federal funds, on average, provide 50% of annual State Department of Transportation capital outlays for highway and bridge projects. In October 2018, the Federal Aviation Administration reauthorized $3.35 billion annually through 2023. In November 2020, various state and local transportation measures were passed securing, and in some cases increasing, funding of major initiatives in Texas ($7.5 billion). On November 5, 2021, Congress passed the Infrastructure Investments and Jobs Act (“IIJA”) that provided a new five-year reauthorization of highway and public transportation programs with historic investment increases of $284 billion for all modes of transportation. On November 15, 2022, the IIJA funding for transportation infrastructure was updated to include $120 billion reserved for roads and bridges, $102 billion reserved for rail, including $66 billion for advanced appropriations and $36 billion in authorized rail funding, and $25 billion reserved for airports. As a result of this bill, Sterling had an increase in bid activity and project awards starting in the third quarter of 2022, and we expect this trend to continue for the foreseeable future.
Building Solutions—Our Building Solutions segment is comprised of our residential and commercial businesses. The revenue growth of our residential business is directly related to the growth of new home starts in its key market of Dallas-Fort Worth and the continued expansion in the Houston and Phoenix markets. The core customer base of our residential business is primarily made up of leading national home builders as well as regional and custom home builders. In 2022, the residential market experienced significant price volatility and availability for key materials including concrete, steel and lumber, as well as increases in subcontractor labor cost and decreases in labor availability. While the Company has worked with customers to pass on the increases in material and labor cost, the Company may not be successful in recouping these additional costs in the future. Increased interest rates and inflation have continued to escalate, which has made new home ownership less affordable. In turn, we saw a decrease in housing starts and reduced demand for single-family homes however, home prices began falling toward the second half of the year. For our commercial business, the demand in the multi-family market has started to increase, helping to offset the decrease in housing starts.
BACKLOG
Our remaining performance obligations on our projects, as defined in ASC 606, do not differ from what we refer to as “Backlog.” Our Backlog represents the amount of revenues we expect to recognize in the future from our contract commitments on projects. The contracts in Backlog are typically completed in 6 to 36 months. Our unsigned low-bid awards (“Unsigned Low-bid Awards”) are excluded from Backlog until the contract is executed by our customer. We refer to the combination of our Backlog and Unsigned Low-bid Awards as “Combined Backlog.” Our book-to-burn ratio, a non-GAAP measure, is determined by taking our additions to Backlog and dividing it by revenue for the applicable period. This metric allows management to monitor the Company’s business development efforts to ensure we grow our Backlog and our business over time, and management believes that this measure is useful to investors for the same reason.
At December 31, 2022, our Backlog was $1.41 billion, as compared to $1.33 billion at December 31, 2021, with a book-to-burn ratio of 1.06 for the year ended December 31, 2022. Backlog includes $18.5 million and $71.5 million attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner at December 31, 2022 and 2021, respectively. We anticipate that approximately 75% of our Backlog will be recognized as revenues during 2023, with substantially all remaining recognized in the twelve months following.
Unsigned Low-bid Awards were $275.0 million at December 31, 2022 and $22.5 million at December 31, 2021. Combined Backlog totaled $1.69 billion at December 31, 2022 and $1.35 billion at December 31, 2021, with a book-to-burn ratio of 1.22 for the year ended December 31, 2022.
The Company’s margin in Backlog has increased from 12.6% at December 31, 2021 to 14.3% at December 31, 2022 and the Combined Backlog margin increased from 12.6% at December 31, 2021 to 14.2% at December 31, 2022, driven by a greater mix of E-Infrastructure Solutions backlog and an improved backlog margin mix within Transportation Solutions.
Backlog and gross margin:

(In thousands)	Backlog	Gross Margin in Backlog
Fourth quarter of 2022	$1,414,342	14.3%
Third quarter of 2022	$1,411,271	14.0%
Second quarter of 2022	$1,327,218	13.3%
First quarter of 2022	$1,378,335	13.2%
Fourth quarter of 2021	$1,327,900	12.6%

RESULTS OF OPERATIONS
Consolidated Results
Financial highlights for 2022 as compared to 2021 and 2020 are as follows:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Continuing Operations:
Revenues	$1,769,436	$1,414,374	$1,226,738
Gross profit	274,567	203,532	179,630
General and administrative expenses	(86,480)	(69,153)	(64,308)
Intangible asset amortization	(14,100)	(11,464)	(11,436)
Acquisition related costs	(827)	(3,877)	(1,026)
Other operating expense, net	(13,290)	(12,027)	(10,245)
Operating income	159,870	107,011	92,615
Interest, net	(19,706)	(19,266)	(29,183)
Gain (loss) on extinguishment of debt	—	1,064	(301)
Income before income taxes and noncontrolling interests	140,164	88,809	63,131
Income tax expense	(41,707)	(24,874)	(19,410)
Net income	98,457	63,935	43,721
Less: Net income attributable to noncontrolling interests	(1,740)	(2,478)	(598)
Net income attributable to Sterling common stockholders	$96,717	$61,457	$43,123

Gross margin from Continuing Operations	15.5%	14.4%	14.6%

Discontinued Operations (Note 4):
Revenues	$196,134	$167,392	$200,674
Operating (loss) income	$(7,345)	$276	$2,277
Pretax (loss) income	$(4,848)	$1,214	$2,244
Pretax gain on disposition	$16,687	$—	$—
2022 compared to 2021
Revenues—Revenues were $1.77 billion for 2022, an increase of $355.1 million or 25.1% compared to the prior year. The increase was driven by a $436.5 million increase in E-Infrastructure Solutions (including $288.8 million related to the acquired Petillo operations) and a $4.2 million increase in Building Solutions, partly offset by a $85.6 million decrease in Transportation Solutions.
Gross profit—Gross profit was $274.6 million for 2022, an increase of $71.0 million or 34.9% compared to the prior year. The increase was driven by the inclusion of Petillo operations and higher volume from organic growth within E-Infrastructure Solutions, and the recovery of increased costs within Building Solutions, partly offset by continued headwinds from inflation, labor and material supply issues primarily within E-Infrastructure Solutions and Building Solutions.
Gross margin—The Company’s gross margin as a percent of revenue increased to 15.5% in 2022, as compared to 14.4% in the prior year, driven by an increased proportion of revenue from the higher margin E-Infrastructure Solutions segment, improved margin mix from Transportation Solutions, and the recovery of increased costs from Building Solutions.
Contracts in progress that were not substantially complete totaled approximately 230 and 150 at December 31, 2022 and 2021, respectively. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.

General and administrative expenses—General and administrative expenses were $86.5 million, or 4.9% of revenue, for 2022, compared to $69.2 million, or 4.9% of revenue, in the prior year. The increase is primarily due to the inclusion of $12.1 million of general and administrative expense generated from Petillo operations in 2022, as well as higher employee and insurance related costs, continued supply-chain challenges, and increasing inflation.
Acquisition related costs—The Company had acquisition related costs of $0.8 million and $3.9 million in the years ended 2022 and 2021, respectively. These costs relate primarily to the acquisition of Petillo in 2021 and completing its integration in 2022 and the CCS business acquisition in 2022.
Other operating expense, net—Other operating expense, net, includes 50% of earnings and losses related to members’ interest of our consolidated 50% owned subsidiary, earn-out expense and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and increase the liability account. The change in other operating expense, net, was an increase of $1.3 million during 2022 compared to the prior year. Members’ interest earnings increased by $1.8 million during 2022 to $13.3 million from $11.5 million in the prior year, as a result of improved margin mix from our 50% owned subsidiary. Earn-out expense decreased by $0.5 million during 2022 to zero compared to $0.5 million in the prior year as the result of the end of the earn-out period in the second quarter of 2021.
Interest expense—Interest expense was $20.6 million in 2022 compared to $19.3 million in the prior year. The increase is due to additional borrowings related to the Petillo Acquisition and increasing interest rates in 2022.
Income taxes—The effective income tax rate was 29.8% in 2022 and 28.0% in the prior year. The rates varied from the statutory rate primarily as a result of state income taxes, non-taxed PPP loan forgiveness, non-deductible compensation and other permanent differences. The Company makes cash payments for state income taxes in states in which the Company does not have net operating loss carry forwards. The Company expects to pay federal taxes in 2023 due to the full utilization of its net operating loss carryforward. See Note 14 - Income Taxes for more information.
Discontinued Operations—Revenues were $196.1 million for 2022, an increase of $28.7 million or 17.2% compared to the prior year. The increase was driven by higher heavy highway and water containment and treatment revenue, partly offset by lower aviation revenue. Operating loss was $7.3 million for 2022, a decrease of $7.6 million, compared to the prior year. The decrease was primarily the result of cost overruns on several water containment and treatment projects and higher professional fees. Pretax loss was $4.8 million for 2022, a decrease of $6.1 million compared to the prior year. The decrease was driven by the aforementioned operating loss, partly offset by a gain on the forgiveness of a PPP loan. The Company recognized a pretax gain of $16.7 million in 2022, as the result of the disposition of the Company’s 50% ownership interest in its partnership with Myers & Sons Construction L.P.
2021 compared to 2020
Revenues—Revenues were $1.41 billion for 2021, an increase of $187.6 million or 15.3% compared to the prior year. The increase was driven by a $75.0 million increase in Transportation Solutions, a $71.5 million increase in E-Infrastructure Solutions and a $41.1 million increase in Building Solutions.
Gross profit—Gross profit was $203.5 million for 2021, an increase of $23.9 million or 13.3% compared to the prior year. The Company’s gross margin decreased to 14.4% in 2021, as compared to 14.6% in the prior year, driven by lower project margin mix.
Contracts in progress that were not substantially complete totaled approximately 150 at both December 31, 2021 and 2020. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
General and administrative expenses—General and administrative expenses were $69.2 million, or 4.9% of revenue, for 2021, compared to $64.3 million, or 5.2% of revenue, in the prior year. The increased expense was primarily due to higher employee and insurance related costs.
Acquisition related costs—The Company had acquisition related costs of $3.9 million and $1.0 million in the years ended 2021 and 2020, respectively. These costs related primarily to the acquisition of Petillo in 2021 and completing the integration of Plateau in 2020.
Other operating expense, net—Other operating expense, net, includes 50% of earnings and losses related to members’ interest of consolidated 50% owned subsidiary, earn-out expense and other miscellaneous operating income or expense.

Members’ interest earnings are treated as an expense and increase the liability account. The change in other operating expense, net, was an increase of $1.8 million during 2021 compared to the prior year. Members’ interest earnings increased by $2.8 million during 2021 to $11.5 million from $8.7 million in the prior year, as a result of improved margin mix from our 50% owned subsidiary. Earn-out expense decreased by $1.0 million during 2021 to $0.5 million from $1.5 million in the prior year as the result of the end of the earn-out period in the second quarter of 2021.
Interest expense—Interest expense was $19.3 million in 2021 compared to $29.3 million in the prior year. The decrease was in part due to a 2% lower applicable interest rate provided under the amended Credit Agreement (as defined below), which was amended in the second quarter of 2021, and in part due to the Company’s declining original Term Loan Facility (as defined below) balance, as the Company paid down $48.1 million of the balance in 2021.
Income taxes—The effective income tax rate was 28.0% in 2021 and 30.7% in the prior year. The decrease was primarily due to reduction in state income taxes and other permanent differences. Due to its net operating loss carryforwards, the Company had no cash payments for federal income taxes in 2021 or 2020. The Company makes cash payments for state income taxes in states in which the Company does not have net operating loss carryforwards. See Note 14 - Income Taxes for more information.
Discontinued Operations—Revenues were $167.4 million for 2021, a decrease of $33.3 million or 16.6%, compared to the prior year. The decrease was driven by lower aviation, water containment and treatment, and heavy highway revenue. Operating income was $0.3 million for 2021, a decrease of $2.0 million, compared to the prior year. The decrease was primarily the result of higher employee cost and professional fees, partly offset by an improved margin mix. Pretax income was $1.2 million for 2021, a decrease of $1.0 million compared to the prior year. The decrease was driven by the aforementioned operating loss, partly offset by a gain on the forgiveness of a PPP loan.
Segment Results
The Company’s operations consist of three reportable segments: E-Infrastructure Solutions, Transportation Solutions, and Building Solutions. We incur expenses at the corporate level that relate to our business as a whole. Certain of these amounts have been charged to our business segments by various methods, largely on the basis of usage, with the unallocated remainder reported in the “Corporate” line. The segment information for the prior periods has been recast to conform to the current presentation of continuing operations.

	Years Ended December 31,
(In thousands)	2022	% of Revenues	2021	% of Revenues	2020	% of Revenues
Revenues
E-Infrastructure Solutions	$905,277	51%	$468,784	33%	$397,253	32%
Transportation Solutions	542,550	31%	628,190	45%	553,150	45%
Building Solutions	321,609	18%	317,400	22%	276,335	23%
Total Revenues	$1,769,436		$1,414,374		$1,226,738

Operating Income (Loss)
E-Infrastructure Solutions	$121,453	13.4%	$80,478	17.2%	$76,522	19.3%
Transportation Solutions	26,623	4.9%	19,888	3.2%	11,998	2.2%
Building Solutions	36,693	11.4%	32,564	10.3%	30,441	11.0%
Segment Operating Income	184,769	10.4%	132,930	9.4%	118,961	9.7%
Corporate	(24,072)		(22,042)		(25,320)
Acquisition related costs	(827)		(3,877)		(1,026)
Total Operating Income	$159,870	9.0%	$107,011	7.6%	$92,615	7.5%
2022 compared to 2021
E-Infrastructure Solutions
Revenues—Revenues were $905.3 million for 2022, an increase of $436.5 million or 93.1% compared to the prior year. The increase was primarily driven by the inclusion of $288.8 million of revenue generated from Petillo operations, as well as higher volume from organic growth.

Operating income—Operating income was $121.5 million for 2022, an increase of $41.0 million compared to the prior year. The increase in operating income was driven by the inclusion of Petillo operations and higher volume, partly offset by continued headwinds from inflation and supply chain issues and the related impact on productivity and efficiency, but also seasonality of weather in the Northeastern and Mid-Atlantic U.S. region in the first quarter of 2022. The decrease in operating margin was primarily due to the inclusion of certain projects with lower margin scopes of work within Petillo’s operations and the aforementioned headwinds.
Transportation Solutions
Revenues—Revenues were $542.6 million for 2022, a decrease of $85.6 million or 13.6% compared to the prior year. The decrease was driven by lower heavy highway and aviation revenue due to the timing of backlog execution, partly offset by an increase in other revenue. During 2022, our low-bid heavy highway revenue decreased by $32.7 million compared to the prior year, consistent with our strategy.
Operating income—Operating income was $26.6 million for 2022, an increase of $6.7 million compared to the prior year. The increase was the result of improved margin mix with the ramp up of construction on large design-build projects and the continued execution of our strategic plan to reduce revenue from lower margin low-bid heavy highway work, partly offset by lower volume.
Building Solutions
Revenues—Revenues were $321.6 million for 2022, an increase of $4.2 million or 1.3% compared to the prior year. The increase in revenue was the result of a $5.7 million increase in commercial revenues, partly offset by a $1.5 million decrease in residential revenues. The increase was primarily driven by higher demand in the multi-family market, partly offset by a decline in single family housing demand as home ownership became less affordable due to increasing interest rates and inflation in 2022. Some builders have initiated incentive programs in late 2022 to help customers offset the rising inflation and financing costs; however, it is uncertain if or when these programs will impact demand for new single family homes.
Operating income—Operating income was $36.7 million for 2022, an increase of $4.1 million compared to $32.6 million in the prior year. The increase in operating income and margin were driven by the aforementioned higher volume and by our successful efforts to work with customers to pass on the increases in material and labor cost. Our operating margins may continue to be impacted by higher material costs for concrete, steel and lumber, and the lack of consistent availability of these materials, as well as labor shortages and increased subcontractor labor costs, and while the Company continues to work with customers to pass on the increases in material and labor cost, the Company may not be successful in recouping these additional costs in the future.
Corporate
Operating expense—Corporate overhead is primarily comprised of corporate headquarters facility expense, the cost of the executive management team, and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as corporate human resources, legal, governance and finance functions. The corporate overhead element of general and administrative expenses, which is not allocated to the business segments, was $24.1 million for 2022, an increase of $2.0 million compared to the prior year. The increase was primarily due to higher employee and insurance related costs.
2021 compared to 2020
E-Infrastructure Solutions
Revenues—Revenues were $468.8 million for 2021, an increase of $71.5 million or 18.0% compared to the prior year. The increase was primarily driven by a higher volume of site development.
Operating income—Operating income was $80.5 million for 2021, an increase of $4.0 million compared to the prior year. The increase was primarily driven by higher volume; however, it was partly offset by headwinds from supply chain issues and the related impact on productivity and efficiency.
Transportation Solutions
Revenues—Revenues were $628.2 million for 2021, an increase of $75.0 million or 13.6% compared to the prior year. The increase was driven by higher heavy highway and aviation revenue. The increase in heavy highway revenue was primarily due to the ramp up of construction on large design-build joint venture projects. During 2021, our low-bid heavy highway revenue decreased by $62.7 million, which was offset by an increase of $113.6 million from heavy highway design build and other revenues compared to the prior year.

Operating income—Operating income was $19.9 million for 2021, an increase of $7.9 million compared to the prior year. The increase was the result of improved margin mix with the ramp up of construction on large design-build joint venture projects and the continuation of our strategic revenue reduction from lower margin low-bid heavy highway work.
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
Corporate
Operating expense—Corporate overhead is primarily comprised of corporate headquarters facility expense, the cost of the executive management team, and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as corporate human resources, legal, governance and finance functions. The corporate overhead element of general and administrative expenses, which is not allocated to the business segments, was $22.0 million for 2021, a decrease of $3.3 million compared to the prior year.
LIQUIDITY AND SOURCES OF CAPITAL
Cash and Cash Equivalents—Total cash and cash equivalents at December 31, 2022 and 2021 were $181.5 million and $81.8 million, respectively, and included the following components:

	As of December 31,
(In thousands)	2022	2021
Generally available	$100,825	$29,812
Consolidated 50% owned subsidiary - Continuing Operations	55,700	16,630
Construction joint ventures	25,019	14,503
Cash and cash equivalents from Continuing Operations	181,544	60,945
Consolidated 50% owned subsidiary - Discontinued Operations	—	20,895
Total cash and cash equivalents	$181,544	$81,840
The following table presents consolidated information about our cash flows:

	Years Ended December 31,
(In thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$219,116	$158,932
Investing activities	(89,755)	(223,449)
Financing activities	(32,789)	80,568
Net change in cash and cash equivalents	$96,572	$16,051
Operating Activities—During 2022, net cash provided by operating activities was $219.1 million compared to net cash provided by operating activities of $158.9 million in the prior year. Cash flows provided by operating activities were driven by higher net income, adjusted for various non-cash items and changes in accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below, and other assets and accrued liabilities.

Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in components of Contract Capital during the years ended December 31, 2022 and 2021 were as follows:

	Years Ended December 31,
(In thousands)	2022	2021
Contracts in progress, net	$77,692	$12,906
Accounts receivable	(63,285)	(8,300)
Receivables from and equity in construction joint ventures	(5,034)	(243)
Accounts payable	11,888	26,605
Change in Contract Capital, net	$21,261	$30,968
During 2022, the change in Contract Capital increased liquidity by $21.3 million. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality (particularly with the acquired Petillo operations), the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.
Investing Activities—During 2022, net cash used in investing activities was $89.8 million, compared to net cash used of $223.4 million in the prior year. In 2022, the cash used in investing activities was driven by purchases of capital equipment less cash proceeds from the sale of property and equipment, and to a lesser extent, acquisitions, primarily from the CCS business acquisition. During 2022, the net cash used in investing activities also included the removal of cash, cash equivalents and restricted cash due to the disposition of Myers. This cash outflow will be offset by the $18 million to be received from the sale of Myers, with $12 million to be received in January of 2023 and by a series of three $2 million payments due by various dates in 2023, 2025 and 2027. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment.
Financing Activities—During 2022, net cash used in financing activities was $32.8 million compared to net cash provided of $80.6 million in the prior year. In 2022, the cash used in financing activities was driven by $23.4 million in repayments on the Term Loan Facility (as defined below) and $9.4 million for withholding taxes paid on the net share settlement of vested equity awards.
Discontinued Operations—Cash flows from discontinued operations are disclosed below and in Note 4 - Dispositions, rather than separately presented in the statement of cash flows. The Company does not expect the absence of the cash flows from discontinued operations to have a significant impact on future liquidity and capital resources.
The following table presents the cash flows from discontinued operations. The year ended December 31, 2022 represents the period ending November 30, 2022, the date of disposition.

	Years Ended December 31,
(In thousands)	2022	2021	2020
Net cash provided by (used in):
Operating activities of Discontinued Operations	$(7,334)	$11,384	$10,313
Investing activities of Discontinued Operations	(723)	(5,964)	(1,908)
Financing activities of Discontinued Operations	(81)	(1,908)	6,805
Net change in cash, cash equivalents, and restricted cash of Discontinued Operations	$(8,138)	$3,512	$15,210
Credit Facilities, Debt and Other Capital
General—In addition to our available cash, cash equivalents and cash provided by operations, from time to time we use borrowings to finance acquisitions, our capital expenditures and working capital needs.
Credit Facility—Our amended credit agreement (as amended, the “Credit Agreement”) provides the Company with senior secured debt financing in an initial principal amount of up to $615 million in the aggregate (collectively, the “Credit Facility”), consisting of (i) a senior secured first lien term loan facility (the “Term Loan Facility”) in the aggregate principal amount of $540 million and (ii) a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $75 million (with a $75 million limit for the issuance of letters of credit and a $15 million sublimit for swing line loans). At December 31, 2022, we had $423.7 million of outstanding borrowings under the Term Loan Facility and no outstanding borrowings under the Revolving Credit Facility. The obligations under the Credit Facility are secured by substantially all assets of the Company and the subsidiary guarantors, subject to certain permitted liens and interests of other parties. The Credit Facility will mature on October 2, 2024.
Other Debt—Other debt primarily consists of a subordinated promissory note to the Plateau seller. As part of the Plateau Acquisition, the Company issued a $10 million subordinated promissory note to one of the Plateau sellers that bears interest at 8% with interest payments due quarterly. The subordinated promissory note has no scheduled payments; however, it may be repaid in whole or in part at any time, subject to certain payment restrictions under a subordination agreement with the Agent under our Credit Agreement, without premium or penalty, with final payment of all principal and interest then outstanding due on April 2, 2025. At inception, the subordinated promissory note’s interest rate approximated market.
Compliance and Other—The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict the ability of us and our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain certain financial covenants. As of December 31, 2022, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Consolidated Balance Sheets. As of December 31, 2022 and 2021, the carrying values of our debt outstanding approximated the fair values.
Borrowings—Based on our average borrowings for 2022 and our 2023 forecasted cash needs, we continue to believe that the Company has sufficient liquid financial resources to fund our requirements for the next year of operations. Furthermore, the Company is continually assessing ways to increase revenues and reduce costs to improve liquidity. However, in the event of a substantial cash constraint and if we were unable to secure adequate debt financing, our liquidity could be materially and adversely affected.
Issuance Common Stock—On December 20, 2022, in connection with the acquisition of the business of CCS, the Company issued 157 thousand shares of the Company’s stock as consideration paid to the sellers. The value of the shares issued was $4.9 million based on Sterling’s closing stock price on December 19, 2022. On December 30, 2021, in connection with the acquisition of Petillo, the Company issued 759 thousand shares of the Company’s stock as consideration paid to the Petillo sellers. The value of the shares issued was $20.4 million based on Sterling’s closing stock price on December 29, 2021. See Note 3 - Acquisitions for further discussion.
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
Material Cash Requirements
The following table sets forth our material cash requirements from contractual obligations at December 31, 2022:

	Payments due by period
(In thousands)	Total	<1 Year	1 - 3 Years	4 – 5 Years	>5 Years
Credit Facility	$423,663	$31,935	$391,728	$—	$—
Credit Facility interest	22,668	13,862	8,806	—	—
Other notes payable (inclusive of outstanding interest)	12,901	1,484	11,417	—	—
Members’ interest subject to mandatory redemption and undistributed earnings (1)	21,597	21,597	—	—	—
Total	$480,829	$68,878	$411,951	$—	$—

(1) Mandatory redemption is based on the death or disability of the interest holder. Undistributed earnings can be distributed upon unanimous consent from the members and for tax distribution. At this time we cannot predict when such a distribution will be made. The Company has purchased a $20 million death and permanent total disability insurance policy to mitigate the Company’s cash draw if such an event were to occur.
Capital Expenditures—Capital equipment is acquired as needed by increased levels of production and to replace retiring equipment. Capital expenditures, net of disposals, incurred in 2022 were $56 million. Management expects net capital expenditures in 2023 to be in the range of $55 to $60 million; however, the award of a project requiring significant purchases of equipment or other factors could result in increased expenditures.
NEW ACCOUNTING STANDARDS
There were no new accounting standards adopted during the year ended December 31, 2022.
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
Revenue Recognition
Performance Obligations Satisfied Over Time—Revenue for contracts that satisfy the criteria for over time recognition is recognized as the work progresses. The Company measures transfer of control of the performance obligation utilizing the cost-to-cost measure of progress, with cost of revenue including direct costs, such as materials and labor, and indirect costs that are attributable to contract activity. Under the cost-to-cost approach, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for such performance obligations. Significant estimates that impact the cost to complete each performance obligation are materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingencies, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on performance obligations in progress. Due to the various estimates inherent in contract accounting, actual results could differ from those estimates, which could result in material changes to the Company’s Consolidated Financial Statements and related disclosures. See “Contract Estimates” within Note 5 - Revenue from Customers for further discussion.
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
Purchase Price Allocations—The aggregate purchase price for the CCS, Petillo, and Kimes acquisitions were allocated to the major categories of assets and liabilities acquired based upon their estimated fair values as of the closing date, which were based, in part, upon internal and external valuations of certain assets, including specifically identified intangible assets and property and equipment. The valuations were based on the income-based and market-based valuation methods noted above. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. See Note 3 - Acquisitions for further discussion.
Goodwill—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment or when other actions require an impairment assessment. The Company performs the annual impairment assessment during the fourth quarter of each year based on balances as of October 1. During the fourth quarter of 2022, 2021 and 2020, the Company performed a qualitative assessment of goodwill, and based on this assessment, no indicators of impairment were present. Factors considered include macroeconomic, industry and competitive conditions, financial performance and reporting unit specific events. These are discussed in a number of places including Item 1A “Risk Factors.” Our annual assessments indicated there was no impairment of goodwill during the years ended December 31, 2022, 2021 and 2020.
Long-lived Assets—Long-lived assets, which include property, equipment and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to their respective carrying amounts to determine if an impairment exists. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on operating results and financial position. For the years ended December 31, 2022, 2021 and 2020, there were no events or changes in circumstances that would indicate a material impairment of our long-lived assets.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan facility (collectively, the “Credit Facility”). During 2022, we continued to utilize a swap arrangement to hedge against interest rate variability associated with $200 million of the Term Loan Facility until the swap arrangement expired on December 12, 2022. Our indebtedness as of December 31, 2022 included $423.7 million of variable rate debt under our Credit Facility. At December 31, 2022 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $4.2 million per year.
Other
Fair Value—The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. Based upon the current market rates for debt with similar credit risk and maturities, at December 31, 2022, the fair value of our debt outstanding approximated the carrying value, as interest is based on LIBOR plus an applicable margin.
Inflation—While inflation did not have a material impact on our financial results for many years, beginning in 2021 and continuing in 2022, supply chain volatility and inflation has resulted in price increases in oil, fuel, lumber, concrete, steel and labor which have increased our cost of operations, and inflation has increased our general and administrative expense. Anticipated cost increases are considered in our bids to customers; however, inflation has had, and may continue to have, a negative impact on the Company’s financial results.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Sterling Infrastructure, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sterling Infrastructure, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2023 expressed an unqualified opinion.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it they relates.
Revenue recognition over time
As described further in Note 2 to the financial statements, revenues derived from long-term contracts in the Transportation solutions and E-infrastructure solutions segments are recognized as the performance obligations are satisfied over time. The Company uses a ratio of project costs incurred to estimated total costs for each contract to recognize revenue. Under the cost-to-cost measure, the determination of progress towards completion requires management to prepare estimates of the costs to complete. In addition, the Company’s contracts may include variable consideration related to contract modifications through change orders or claims, and management must also estimate the variable consideration the Company expects to receive in order to estimate the total contract revenue. We identified revenue recognized over time to be a critical audit matter.
The principal considerations for our determination that revenue recognized over time is a critical audit matter is that auditing management’s estimate of the progress toward completion of its projects was complex and subjective. Considerable auditor judgment was required to evaluate management’s determination of the forecasted costs to complete its long-term contracts as future results may vary significantly from past estimates due to changes in facts and circumstances. In addition, auditing the Company’s measurement of variable consideration is complex and highly judgmental and can have a material effect on the amount of revenue recognized.

Our audit procedures related to revenue recognized over time included the following, among others.
•We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls related to the initial and ongoing monitoring of changes in the contract cost-to-cost estimates.
•For a selection of contracts, we tested the Company’s cost-to-cost estimates by evaluating the appropriate application of the cost-to-cost method, testing the significant assumptions used to develop the estimated cost to complete and testing the completeness and accuracy of the underlying data.
•For a selection of contracts, we tested the estimated variable consideration by evaluating the appropriate application of the most likely amount method, and tracing amounts to supporting documentation.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2001.
Houston, Texas
February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Sterling Infrastructure, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sterling Infrastructure, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Concrete Construction Services of Arizona LLC and CCS Contracting Services, LLC (collectively, “CCS”) whose financial statements reflect total assets and revenues constituting 2% and 0% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. As indicated in Management’s Report, CCS was acquired during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of CCS.
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

/s/ GRANT THORNTON LLP

Houston, Texas
February 28, 2023

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Continuing Operations:
Revenues	$1,769,436	$1,414,374	$1,226,738
Cost of revenues	(1,494,869)	(1,210,842)	(1,047,108)
Gross profit	274,567	203,532	179,630
General and administrative expense	(86,480)	(69,153)	(64,308)
Intangible asset amortization	(14,100)	(11,464)	(11,436)
Acquisition related costs	(827)	(3,877)	(1,026)
Other operating expense, net	(13,290)	(12,027)	(10,245)
Operating income	159,870	107,011	92,615
Interest income	885	45	149
Interest expense	(20,591)	(19,311)	(29,332)
Gain (loss) on extinguishment of debt, net	—	1,064	(301)
Income before income taxes	140,164	88,809	63,131
Income tax expense	(41,707)	(24,874)	(19,410)
Net income, including noncontrolling interests	98,457	63,935	43,721
Less: Net income attributable to noncontrolling interests	(1,740)	(2,478)	(598)
Net income from Continuing Operations	$96,717	$61,457	$43,123

Discontinued Operations (Note 4):
Pretax (loss) income	$(4,848)	$1,214	$2,244
Pretax gain on disposition	16,687	—	—
Income tax expense	(2,095)	(26)	(3,061)
Net income (loss) from Discontinued Operations	$9,744	$1,188	$(817)

Net income attributable to Sterling common stockholders	$106,461	$62,645	$42,306

Net income per share from Continuing Operations:
Basic	$3.20	$2.15	$1.55
Diluted	$3.16	$2.11	$1.53

Net income (loss) per share from Discontinued Operations:
Basic	$0.32	$0.04	$(0.03)
Diluted	$0.32	$0.04	$(0.03)

Net income per share attributable to Sterling common stockholders:
Basic	$3.53	$2.19	$1.52
Diluted	$3.48	$2.15	$1.50

Weighted average common shares outstanding:
Basic	30,199	28,600	27,859
Diluted	30,564	29,101	28,195
The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Net income from Continuing Operations, including noncontrolling interests	$98,457	$63,935	$43,721
Net income (loss) from Discontinued Operations	9,744	1,188	(817)
Net income, including noncontrolling interests	108,201	65,123	42,904
Other comprehensive income, net of tax
Change in interest rate swap, net of tax (Note 11)	1,723	3,541	(5,055)
Total comprehensive income	109,924	68,664	37,849
Less: Comprehensive income attributable to noncontrolling interests	(1,740)	(2,478)	(598)
Comprehensive income attributable to Sterling common stockholders	$108,184	$66,186	$37,251

The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents ($25,014 and $14,483 related to variable interest entities (“VIEs”))	$181,544	$60,945
Accounts receivable ($0 and $3,663 related to VIEs)	262,646	200,185
Contract assets	109,803	75,796
Receivables from and equity in construction joint ventures	14,122	9,839
Current assets of Discontinued Operations ($0 and $71,886 related to VIEs)	—	71,886
Other current assets	29,139	16,040
Total current assets	597,254	434,691
Property and equipment, net	215,482	193,896
Operating lease right-of-use assets, net ($0 and $50 related to VIEs)	59,415	19,473
Goodwill	262,692	258,290
Other intangibles, net	299,123	303,223
Non-current assets of Discontinued Operations ($0 and $20,746 related to VIEs)	—	20,746
Other non-current assets, net	7,654	4,455
Total assets	$1,441,620	$1,234,774
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($2,540 and $4,194 related to VIEs)	$121,887	$112,746
Contract liabilities ($15,551 and $10,584 related to VIEs)	239,297	118,672
Current maturities of long-term debt	32,610	23,373
Current portion of long-term lease obligations ($0 and $50 related to VIEs)	19,715	6,557
Accrued compensation	24,136	20,415
Current liabilities of Discontinued Operations ($0 and $51,914 related to VIEs)	—	51,914
Other current liabilities	8,966	18,083
Total current liabilities	446,611	351,760
Long-term debt	398,735	428,507
Long-term lease obligations	40,103	13,068
Members’ interest subject to mandatory redemption and undistributed earnings	21,597	19,322
Deferred tax liability, net	51,659	18,434
Long-term liabilities of Discontinued Operations ($0 and $38,637 related to VIEs)	—	38,637
Other long-term liabilities	5,116	4,819
Total liabilities	963,821	874,547
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, par value $0.01 per share; 38,000 shares authorized, 30,585 and 29,838 shares issued and outstanding	306	298
Additional paid in capital	287,914	280,274
Retained earnings	186,379	79,918
Accumulated other comprehensive loss	—	(1,723)
Total Sterling stockholders’ equity	474,599	358,767
Noncontrolling interests	3,200	1,460
Total stockholders’ equity	477,799	360,227
Total liabilities and stockholders’ equity	$1,441,620	$1,234,774
The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$108,201	$65,123	$42,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,066	34,201	32,785
Amortization of debt issuance costs and non-cash interest	2,136	2,242	3,193
Gain on disposal of property and equipment	(2,637)	(1,396)	(1,495)
Gain on debt extinguishment, net	(2,428)	(2,032)	301
Gain on disposition of Myers	(16,687)	—	—
Deferred taxes	36,492	21,428	19,439
Stock-based compensation	12,726	11,771	11,643
Change in fair value of interest rate swap	(203)	(32)	265
Changes in operating assets and liabilities (Note 19)	29,450	27,627	13,861
Net cash provided by operating activities	219,116	158,932	122,896
Cash flows from investing activities:
Acquisitions, net of cash acquired	(18,004)	(180,911)	—
Disposition, net of cash disposed	(15,789)	—	—
Capital expenditures	(60,909)	(46,651)	(32,864)
Proceeds from sale of property and equipment	4,947	4,113	2,373
Net cash used in investing activities	(89,755)	(223,449)	(30,491)
Cash flows from financing activities:
Cash received from credit facility	—	140,000	—
Repayments of debt	(23,373)	(48,273)	(77,745)
Distributions to noncontrolling interest owners	—	(2,477)	(432)
Withholding taxes paid on net share settlement of equity awards	(9,416)	(7,338)	(1,985)
Debt issuance costs	—	(1,340)	—
Other	—	(4)	9,837
Net cash used in financing activities	(32,789)	80,568	(70,325)
Net change in cash, cash equivalents, and restricted cash	96,572	16,051	22,080
Cash, cash equivalents and restricted cash at beginning of period	88,693	72,642	50,562
Cash, cash equivalents and restricted cash at end of period	185,265	88,693	72,642
Less: restricted cash (other current assets) - Continuing Operations	(3,721)	(3,821)	(4,571)
Less: cash, cash equivalents and restricted cash - Discontinued Operations	—	(23,927)	(20,415)
Cash and cash equivalents at end of period - Continuing Operations	$181,544	$60,945	$47,656

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$19,322	$17,236	$26,941
Cash paid during the period for income taxes	$5,602	$3,061	$4,745
Non-cash items:
Share consideration given for acquisitions	$4,851	$20,406	$—
Deferred payments from buyer of Myers	$18,000	$—	$—
Tax basis election and other payments due to sellers	$—	$10,833	$—
Capital expenditures	$1,925	$264	$—
The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	STERLING INFRASTRUCTURE, INC. STOCKHOLDERS
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Sterling Stockholders’ Equity	Non-controlling Interests
	Shares	Amount		Shares	Amount					Total
Balance at December 31, 2019	27,772	$283	$251,019	518	$(6,142)	$(25,033)	$(209)	$219,918	$1,293	$221,211
Net income	—	—	—	—	—	42,306	—	42,306	598	42,904
Change in interest rate swap	—	—	—	—	—	—	(5,055)	(5,055)	—	(5,055)
Stock-based compensation	—	—	11,643	—	—	—	—	11,643	—	11,643
Distributions to owners	—	—	—	—	—	—	—	—	(432)	(432)
Issuance of stock	546	—	(6,012)	(546)	6,542	—	—	530	—	530
Shares withheld for taxes	(134)	—	(140)	123	(1,845)	—	—	(1,985)	—	(1,985)
Other	—	—	(87)	—	—	—	—	(87)	—	(87)
Balance at December 31, 2020	28,184	$283	$256,423	95	$(1,445)	$17,273	$(5,264)	$267,270	$1,459	$268,729
Net income	—	—	—	—	—	62,645	—	62,645	2,478	65,123
Change in interest rate swap	—	—	—	—	—	—	3,541	3,541	—	3,541
Stock-based compensation	—	—	11,771	—	—	—	—	11,771	—	11,771
Distributions to owners	—	—	—	—	—	—	—	—	(2,477)	(2,477)
Stock issued for Petillo acquisition	759	8	20,398	—	—	—	—	20,406	—	20,406
Issuance of stock	1,207	10	(1,276)	(111)	1,741	—	—	475	—	475
Shares withheld for taxes	(312)	(3)	(7,039)	16	(296)	—	—	(7,338)	—	(7,338)
Other	—	—	(3)	—	—	—	—	(3)	—	(3)
Balance at December 31, 2021	29,838	$298	$280,274	—	$—	$79,918	$(1,723)	$358,767	$1,460	$360,227
Net Income	—	—	—	—	—	106,461	—	106,461	1,740	108,201
Change in interest rate swap	—	—	—	—	—	—	1,723	1,723	—	1,723
Stock-based compensation	—	—	11,526	—	—	—	—	11,526	—	11,526
Stock issued for CCS business acquisition	157	2	4,849	—	—	—	—	4,851	—	4,851
Issuance of stock	920	9	678	—	—	—	—	687	—	687
Shares withheld for taxes	(330)	(3)	(9,413)	—	—	—	—	(9,416)	—	(9,416)
Balance at December 31, 2022	30,585	$306	$287,914	—	$—	$186,379	$—	$474,599	$3,200	$477,799
The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
($ and share values in thousands, except per share data)

1.	NATURE OF OPERATIONS
Business Summary
Sterling Infrastructure, Inc., (“Sterling,” “the Company,” “we,” “our” or “us”), a Delaware corporation, operates through a variety of subsidiaries within three segments specializing in E-Infrastructure, Transportation and Building Solutions in the United States (the “U.S.”), primarily across the Southern, Northeastern and Mid-Atlantic U.S., the Rocky Mountain States, and Hawaii, as well as other areas with strategic construction opportunities. E-Infrastructure Solutions projects include advanced, large-scale site development systems and services for data centers, e-commerce distribution centers, warehousing, transportation, energy and more. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, light rail and storm drainage systems. Building Solutions projects include residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs and other concrete work. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.
On November 30, 2022, we completed the disposition of our 50% ownership interest in our partnership with Myers & Sons Construction L.P. (“Myers”), which represented a strategic shift that had a major effect on our operations and consolidated financial results. Accordingly, the historical results of Myers have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Balance Sheets. Prior to being disclosed as a discontinued operation, the results of Myers were included within our Transportation Solutions segment. The following footnotes reflect continuing operations only, unless otherwise indicated.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Presentation Basis—The accompanying Consolidated Financial Statements are presented in accordance with accounting policies generally accepted in the United States (“GAAP”) and reflect all wholly owned subsidiaries and those entities the Company is required to consolidate. See the “Consolidated 50% Owned Subsidiary” and “Construction Joint Ventures” sections of this Note for further discussion of the Company’s consolidation policy for entities that are not wholly owned. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Values presented within tables (excluding per share data) are in thousands. Reclassifications have been made to historical financial data in the Consolidated Financial Statements to conform to the current year presentation.
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
Significant Accounting Policies
    Revenue Recognition—Our revenue is derived from long-term contracts for customers in our E-Infrastructure Solutions and Transportation Solutions business segments, as well as short-term projects for customers in our Building Solutions business segment. Accounting treatment for these contracts in accordance with Accounting Standards Update (“ASU”) 2014-09 (Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers) is as follows:
•Performance Obligations Satisfied Over Time
Recognition of Performance Obligations—A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Transportation Solutions and Business Solutions Commercial projects typically span between 12 to 36 months, and E-Infrastructure Solutions projects are between 6 to 24 months. The majority of our contracts have a

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Some contracts have multiple performance obligations, most commonly due to the contract covering multiple phases of the project life cycle (design and construction).
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
Accounts Receivable—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Receivables are written off based on the individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At December 31, 2022 and 2021, our allowance for our estimate of expected credit losses was zero.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. At December 31, 2022 and 2021, contract assets included $65,682 and $43,767 of retainage, respectively, and contract liabilities included $63,848 and $45,639 of retainage, respectively. Retainage on active contracts is classified as current regardless of the term of the contract and is generally collected within one year of the completion of a contract. We anticipate collecting approximately 70% of our December 31, 2022 retainage in 2023. These assets and liabilities are reported on the Consolidated Balance Sheet within “Contract assets” and “Contract liabilities” on a contract-by-contract basis at the end of each reporting period.
Contract assets increased by $34,007 primarily due to higher retainage and unbilled revenue. Contract liabilities increased by $120,625 compared to December 31, 2021, due to the timing of advance billings and work progression, partly offset by an increase in retainage. Revenue recognized for the year ended December 31, 2022 that was included in the contract liability balance on December 31, 2021 was $95,883. Revenue recognized for the year ended December 31, 2021 that was included in the contract liability balance on December 31, 2020 was $75,253.
Consolidated 50% Owned Subsidiary—The Company has a 50% ownership interest in a subsidiary that it fully consolidates as a result of its exercise of control of the entity. The results attributable to the 50% portion that the Company does not own is eliminated within “Other operating expense, net” within the Consolidated Statements of Operations and an associated liability is established within “Members’ interest subject to mandatory redemption and undistributed earnings” within the Consolidated Balance Sheets. The subsidiary also has a mandatory redemption provision which, under circumstances that are certain to occur, obligate the Company to purchase the remaining 50% interest. The purchase obligation is also recorded in “Members’ interest subject to mandatory redemption and undistributed earnings” on the Consolidated Balance Sheets.
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
Cash and Restricted Cash—Our cash is comprised of highly liquid investments with maturities of three months or less. Restricted cash of $3,721 and $3,821 is included in “Other current assets” on the Consolidated Balance Sheets at December 31, 2022 and 2021, respectively. This primarily represents cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements.
Property and Equipment—Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, including buildings and improvements (5 to 39 years) and plant and field equipment (5 to 20 years). Renewals and betterments that substantially extend the useful life of an asset are capitalized and depreciated. Leasehold improvements are depreciated over the lesser of the useful life of the asset or the applicable lease term. See Note 8 - Property and Equipment for disclosure of the components of property and equipment.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Goodwill—Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition. Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any interim indicators of impairment. Interim testing for impairment is performed if indicators of potential impairment exist. We perform our annual impairment assessment during the fourth quarter of each year which typically consists of a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its net book value, including goodwill. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, market conditions, cost factors, overall financial performance and Company and reporting unit specific events. If we identify a potential impairment in our qualitative assessment, we perform a quantitative assessment by comparing the fair value of the applicable reporting unit to its net book value, including goodwill. To determine the fair value of our reporting units and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. We generally do not utilize a market approach, given the lack of relevant information generated by market transactions involving comparable businesses. However, to the extent market indicators of fair value become available, we would consider such market indicators in our discounted cash flow analysis and determination of fair value. Refer to Note 9 - Other Intangible Assets for our disclosure regarding goodwill impairment testing.
Evaluating Impairment of Other Intangible Assets and Other Long-Lived Assets—Our finite-lived intangible assets are amortized over their estimated remaining useful economic lives. Our project-related intangible assets are amortized as the applicable projects progress, customer relationships are amortized utilizing an accelerated method based on the pattern of cash flows expected to be realized, taking into consideration expected revenues and customer attrition, and our other intangibles are amortized utilizing a straight-line method. When events or changes in circumstances indicate that finite-lived intangible and other long-lived assets may be impaired, an evaluation is performed. If the asset or asset group fails the recoverability test, we will perform a fair value measurement to determine and record an impairment charge. See Note 9 - Other Intangible Assets for further discussion.
Federal and State Income Taxes—We determine deferred income tax assets and liabilities using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We recognize the financial statement benefit of a tax position only after determining the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As a result of the Company’s analysis, management has determined the Company does not have any material uncertain tax positions. The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense and penalties as administrative expense. Refer to Note 14 - Income Taxes for further information regarding our federal and state income taxes.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	ACQUISITIONS
Petillo Acquisition
On December 30, 2021 (the “Closing Date”), Sterling completed the acquisition (the “Petillo Acquisition”) of Petillo Incorporated and its related entities (collectively, “Petillo”). Petillo is a leading specialty site development contractor based in Flanders, New Jersey, and serves the Northeastern and Mid-Atlantic States, providing large-scale site infrastructure improvement service, including full-service excavation, underground utility construction, environmental remediation, drainage systems for commercial construction and water management and distribution systems. The Petillo Acquisition is accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The results of Petillo are included within our E-Infrastructure Solutions segment.
Purchase Consideration—Sterling completed the Petillo Acquisition for a purchase price of $196,763, net of cash acquired, detailed as follows:

Cash consideration transferred, net of cash acquired	$175,000
Equity consideration transferred (759 shares at $26.87 per share(1))	20,406
Target working capital adjustment	1,357
Total consideration	$196,763
(1) Sterling’s closing stock price on December 29, 2021.
Purchase Price Allocation—The aggregate purchase price noted above was allocated to the assets and liabilities acquired based upon their estimated fair values at the acquisition closing date, which were based, in part, upon an external appraisal and valuation of certain assets, including specifically identified intangible assets. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired totaling $60,873 was recorded as goodwill. This goodwill represents the value of expected future earnings and cash flows, as well as the synergies created by the integration of the new business within our organization, including cross-selling opportunities to help strengthen our existing service offerings and expand our market position. Goodwill and intangibles of approximately $132,000 related to the Petillo Acquisition, are deductible and amortizable for tax purposes over the next 15 years.
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
During 2022, the total consideration and purchase price allocation (goodwill) changed by $7,800, primarily due to the finalization of the tax basis step-up payment.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Acquired Remaining Performance Obligations (“RPOs”)—Petillo’s RPOs totaled $210,600 at the acquisition closing date.
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

	Years Ended December 31,
	2021	2020
Pro forma revenue	$1,617,742	$1,449,422
Pro forma net income attributable to Sterling	$74,426	$58,507
Other Acquisitions
CCS Acquisition—On December 20, 2022, we completed the acquisition of Concrete Construction Services of Arizona LLC and its affiliated company’s business (collectively “CCS”) for a purchase price of approximately $21,000. The business of CCS provides residential single-family home concrete foundations, including the preparation, pouring and finishing of post-tension concrete foundations in new housing subdivisions in the Greater Phoenix area. The transaction includes working capital, intangible assets and goodwill. The results of CCS are included within Tealstone which is included within our Building Solutions segment.
Kimes Acquisition—On December 28, 2021, Sterling completed the acquisition of Kimes & Stone (“Kimes”) for an all-cash purchase price of approximately $7,600. Kimes provides a diversified services offering of soil stabilization for site development on e-commerce projects such as large fulfillment and distribution centers and data centers, as well as soil stabilization for roadways and manufacturing plant construction. The transaction includes a fleet of soil stabilization equipment and working capital. The results of Kimes’ are included within Plateau which is included within our E-Infrastructure Solutions segment.

4.	DISPOSITIONS
Myers Disposition—On November 30, 2022, we entered into an agreement (the “Agreement”) and sold the Company’s 50% ownership interest in its partnership with Myers & Sons Construction L.P. (“Myers”) for $18,000 in cash. In accordance with the Agreement’s payment terms, the Company is to receive $12,000 in January of 2023 and a series of three $2,000 payments due by various dates in 2023, 2025 and 2027. The deferred payments receivable are recorded within “Other current assets” and “Other non-current assets, net” on our December 31, 2022 Consolidated Balance Sheet at present value calculated using an implicit interest rate of 5.75%. The disposition is consistent with the Company’s strategic shift to reduce its portfolio of low-bid heavy highway and water containment & treatment projects in order to reduce risk and improve the Company’s margins, and to focus on its strategic geographies outside of California. The disposition represented a strategic shift that had a

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

major effect on our operations and consolidated financial results, and accordingly, the historical results of Myers have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Balance Sheets. Prior to being disclosed as a discontinued operation, the results of Myers were included within our Transportation Solutions segment.
The following table presents the components of net income (loss) from discontinued operations. The year ended December 31, 2022 represents the period ending November 30, 2022, the date of disposition.

	Years Ended December 31,
	2022	2021	2020
Revenues	$196,134	$167,392	$200,674
Cost of revenues	(192,886)	(156,167)	(188,935)
Gross profit	3,248	11,225	11,739
General and administrative expense	(13,751)	(9,353)	(7,107)
Other operating income (expense), net	3,158	(1,596)	(2,355)
Operating (loss) income	(7,345)	276	2,277
Net interest income (expense)	69	(30)	(33)
Gain on extinguishment of debt	2,428	968	—
Pretax (loss) income	(4,848)	1,214	2,244
Pretax gain on disposition	16,687	—	—
Total pretax income from Discontinued Operations	11,839	1,214	2,244
Income tax expense	(2,095)	(26)	(3,061)
Net income (loss) from Discontinued Operations	$9,744	$1,188	$(817)
The following table presents the carrying amounts of major classes of assets and liabilities that were included in discontinued operations at November 30, 2022 and December 31, 2021. There were no assets or liabilities classified as discontinued operations at December 31, 2022.

	November 30, 2022	December 31, 2021
Cash and cash equivalents	$11,957	$20,895
Accounts receivable	30,862	31,968
Contract assets	12,780	7,514
Receivables from and equity in construction joint ventures	7,808	7,057
Other current assets	4,596	4,452
Current assets of Discontinued Operations	$68,003	$71,886

Property and equipment, net	$9,720	$10,420
Operating lease right-of-use assets	5,551	5,047
Goodwill	1,501	1,501
Deferred tax asset	3,435	3,778
Non-current assets of Discontinued Operations	$20,207	$20,746

Accounts payable	$37,752	$32,236
Contract liabilities	5,600	9,260
Current maturities of long-term debt	—	4,857
Current portion of long-term lease obligations	2,555	2,284
Accrued compensation	3,261	2,388
Other current liabilities	767	889
Current liabilities of Discontinued Operations	$49,935	$51,914

Long-term debt	$—	$81
Long-term lease obligations	2,997	2,763
Members’ interest subject to mandatory redemption and undistributed earnings	35,063	35,793
Long-term liabilities of Discontinued Operations	$38,060	$38,637

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the cash flows from discontinued operations. The year ended December 31, 2022 represents the period ending November 30, 2022, the date of disposition.

	Years Ended December 31,
	2022	2021	2020
Net cash provided by (used in):
Operating activities of Discontinued Operations	$(7,334)	$11,384	$10,313
Investing activities of Discontinued Operations	(723)	(5,964)	(1,908)
Financing activities of Discontinued Operations	(81)	(1,908)	6,805
Net change in cash, cash equivalents, and restricted cash of Discontinued Operations	$(8,138)	$3,512	$15,210

5.	REVENUE FROM CUSTOMERS
Remaining Performance Obligations (“RPOs”)—RPOs represent the aggregate amount of our contract transaction price related to performance obligations that are unsatisfied or partially satisfied at the end of the period. RPOs include the entire expected revenue values for joint ventures we consolidate and our proportionate value for those we proportionately consolidate. RPOs may not be indicative of future operating results. Projects included in RPOs may be canceled or modified by customers; however, the customer would be subject to compensate the Company for additional contractual costs for cancellation or modifications. The following table presents the Company’s RPOs, by segment:

	December 31,
	2022	2021
E-Infrastructure Solutions RPOs	$603,227	$432,613
Transportation Solutions RPOs	713,173	798,052
Building Solutions RPOs - Commercial	97,942	97,235
Total RPOs	$1,414,342	$1,327,900
The Company expects to recognize approximately 75% of its RPOs as revenue during the next twelve months, and the balance thereafter.
Revenue Disaggregation—The following tables present the Company’s revenue disaggregated by major end market and contract type:

	Years Ended December 31,
Revenues by major end market	2022	2021	2020
E-Infrastructure Solutions Revenues	$905,277	$468,784	$397,253
Heavy Highway	391,894	467,678	416,738
Aviation	82,950	115,258	90,485
Other	67,706	45,254	45,927
Transportation Solutions Revenues	542,550	628,190	553,150
Residential	207,674	209,201	164,694
Commercial	113,935	108,199	111,641
Building Solutions Revenues	321,609	317,400	276,335
Total Revenues	$1,769,436	$1,414,374	$1,226,738

Revenues by contract type
Lump Sum	$1,001,290	$479,049	$374,541
Fixed-Unit Price	556,234	723,344	662,855
Residential and Other	211,912	211,981	189,342
Total Revenues	$1,769,436	$1,414,374	$1,226,738

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Variable Consideration
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to the Company’s customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken. Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $8,649 and $13,905, at December 31, 2022 and 2021, respectively, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes such profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in contract estimates resulted in net increases in income of $52,268, $14,632 and $8,616 for the years ended December 31, 2022, 2021, and 2020, respectively, and are included in “Operating income” on the Consolidated Statements of Operations.

6.	CONSOLIDATED 50% OWNED SUBSIDIARY
The Company has a 50% ownership interest in Road and Highway Builders, LLC, which is a subsidiary that it fully consolidates as a result of its exercise of control over the entity. The earnings attributable to the 50% portion the Company does not own were approximately $13,300, $11,500 and $8,800 for 2022, 2021 and 2020, respectively, and are eliminated within “Other operating expense, net” in the Consolidated Statements of Operations. Any undistributed earnings are included in “Members’ interest subject to mandatory redemption and undistributed earnings” within the Consolidated Balance Sheets and are mandatorily payable at the time of the noncontrolling owner’s death or permanent disability.
The subsidiary has a mandatory redemption provision which, under circumstances outlined in the partner agreement, is certain to occur and obligate the Company to purchase the partner’s remaining 50% interests for $20,000. The Company has purchased a $20,000 death and permanent total disability insurance policy to mitigate the Company’s cash draw if such event were to occur. The purchase obligation is also recorded in “Members’ interest subject to mandatory redemption and undistributed earnings” on the Consolidated Balance Sheets.
The liability consists of the following:

	As of December 31,
	2022	2021
Members’ interest subject to mandatory redemption	$20,000	$20,000
Accumulated earnings, net of distributions	1,597	(678)
Total liability	$21,597	$19,322

7.	CONSTRUCTION JOINT VENTURES
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

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary financial information for this construction joint venture is as follows:

	Years Ended December 31,
	2022	2021
Revenues	$49,757	$55,373
Operating income	$3,519	$5,598
Net income	$3,554	$5,605
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

	As of December 31,
	2022	2021
Current assets	$68,258	$87,137
Current liabilities	$(33,944)	$(64,644)
Sterling’s receivables from and equity in construction joint ventures	$14,122	$9,839

	Years Ended December 31,
	2022	2021	2020
Revenues	$141,557	$217,854	$138,503
Income before tax	$25,820	$23,835	$15,534
Sterling’s noncontrolling interest:
Revenues	$58,674	$94,306	$59,257
Income before tax	$10,535	$10,168	$6,564
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

8.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	As of December 31,
	2022	2021
Construction and transportation equipment	$345,647	$296,718
Buildings and improvements	20,500	19,072
Land	3,402	3,402
Office equipment	3,352	3,119
Total property and equipment	372,901	322,311
Less accumulated depreciation	(157,419)	(128,415)
Total property and equipment, net	$215,482	$193,896
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $36,475, $21,039 and $19,739 for 2022, 2021 and 2020, respectively.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	OTHER INTANGIBLE ASSETS
Goodwill
    Reporting Units—The Company’s reporting units consist of its E-Infrastructure Solutions, Transportation Solutions and Building Solutions segments. Goodwill is not amortized, but instead is reviewed for impairment at least annually during the fourth quarter of each year at the reporting level, absent any interim indicators of impairment or other factors requiring an assessment.
Annual Impairment Assessment—For our 2022 annual impairment test we performed a qualitative assessment, using information as of October 1. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. We determined there were no factors indicating the need to perform a quantitative goodwill impairment test and concluded that it is more likely than not the fair value of our reporting units is greater than their carrying value and thus there was no impairment to goodwill.
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results. No impairments were recorded to our goodwill during the years ended December 31, 2022, 2021 and 2020. No material events or changes occurred between the testing date and year end to trigger a subsequent impairment review.
At December 31, 2022 and 2021, we had goodwill with a carrying amount of $262,692 and $258,290, respectively. The following table presents goodwill by reportable segment:

	As of December 31,
	2022	2021
Goodwill
E-Infrastructure Solutions	$167,656	$174,560
Transportation Solutions	53,305	53,305
Building Solutions	41,731	30,425
Goodwill	$262,692	$258,290
Other Intangible Assets
The following table presents our acquired finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		December 31, 2022		December 31, 2021
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	24	$284,923	$(37,044)	$274,923	$(25,838)
Trade name	24	57,607	(7,150)	57,607	(4,726)
Non-compete agreements	5	2,487	(1,700)	2,487	(1,230)
Total	24	$345,017	$(45,894)	$335,017	$(31,794)
During the years ended December 31, 2022, 2021 and 2020, we have amortized $14,100, $11,464 and $11,436 respectively. Amortization expense is anticipated to be approximately $14,900, $14,800, $14,500, $14,500 and $14,500 for 2023, 2024, 2025, 2026 and 2027, respectively.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	DEBT
The Company’s outstanding debt was as follows:

	As of December 31,
	2022	2021
Term Loan Facility	$423,663	$446,888
Revolving Credit Facility	—	—
Credit Facility	423,663	446,888
Other debt	10,901	10,371
Total debt	434,564	457,259
Less - Current maturities of long-term debt	(32,610)	(23,373)
Less - Unamortized debt issuance costs	(3,219)	(5,379)
Total long-term debt	$398,735	$428,507
Credit Facility—Our amended credit agreement (as amended, the “Credit Agreement”) provides the Company with senior secured debt financing in an initial principal amount of up to $615,000 in the aggregate (collectively, the “Credit Facility”), consisting of (i) a senior secured first lien term loan facility (the “Term Loan Facility”) in the initial aggregate principal amount of $540,000 and (ii) a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $75,000 (with a $75,000 limit for the issuance of letters of credit and a $15,000 sublimit for swing line loans). The obligations under the Credit Facility are secured by substantially all assets of the Company and the subsidiary guarantors, subject to certain permitted liens and interests of other parties. The Credit Facility will mature on October 2, 2024.
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
The Term Loan Facility bears interest at either the base rate plus a margin, or at a one-, three-, six- or, if available, twelve-month LIBOR rate plus a margin, at the Company’s election. At December 31, 2022, the Company calculated interest using a one-month LIBOR rate of 4.07% and an applicable margin of 2.00% per annum. We utilized an interest rate swap to hedge against $200,000 of the outstanding Term Loan Facility, which resulted in a weighted average interest rate of approximately 3.92% per annum during 2022. Scheduled principal payments on the Term Loan Facility are made quarterly and total approximately $31,900 and $26,100 for the years ending 2023 and 2024, respectively. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on October 2, 2024. During 2022, the Company made scheduled term loan payments of $23,225.
The Revolving Credit Facility bears interest at the same rate options as the Term Loan Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. At December 31, 2022, we had no outstanding borrowings under the $75,000 Revolving Credit Facility.
Our Credit Agreement contains “benchmark” transition language to address the phase out of LIBOR and provides for alternative methods of calculating the interest rate payable on such indebtedness if LIBOR is not reported. In 2023, we will be required to amend our Credit Agreement to incorporate an alternative benchmark rate. Which alternative we will agree upon with the lenders under the provisions of our Credit Agreement is still undecided and an alternative rate may adversely affect the value of our variable rate indebtedness or increase our cost of debt.
Debt Issuance Costs—The costs associated with the Credit Facility are reflected on the Consolidated Balance Sheets as a direct reduction from the related debt liability and amortized over the term of the facility. Amortization of debt issuance costs

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was $2,160, $2,242 and $2,923 for the years ended December 31, 2022, 2021 and 2020, respectively, and was recorded as interest expense.
Other Debt—Other debt primarily consists of a subordinated promissory note to one of the Plateau sellers. As part of the Plateau Acquisition in 2019, the Company issued a $10,000 subordinated promissory note to one of the Plateau sellers that bears interest at 8% with interest payments due quarterly beginning January 1, 2020. The subordinated promissory note has no scheduled payments; however, it may be repaid in whole or in part at any time, subject to certain payment restrictions under a subordination agreement with the Agent under our Credit Agreement, without premium or penalty, with final payment of all principal and interest then outstanding due on April 2, 2025.
Compliance and Other—As of December 31, 2022, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Consolidated Balance Sheets. Based upon the current market rates for debt with similar credit risk and maturities, at December 31, 2022 and 2021, the fair value of our debt outstanding approximated the carrying value, as interest is based on LIBOR plus an applicable margin.

11.	FINANCIAL INSTRUMENTS
    Interest Rate Derivative—During 2022, we utilized a swap arrangement to hedge against interest rate variability associated with $200,000 of the Term Loan Facility until the swap contract expired on December 12, 2022. The Company had designated its interest rate swap as a cash flow hedging derivative and changes in fair value were recognized in other comprehensive income (loss) (“OCI”) until the underlying hedged item was recognized in earnings.
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
•     Level 3—Fair value is based on internally developed models that use, as their basis, significant unobservable market parameters. The Company did not have any level 3 classifications at December 31, 2022 or December 31, 2021.
    The following table presents the fair value of the interest rate derivative by valuation hierarchy and balance sheet classification:

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Other current liabilities	$—	$—	$—	$—	$—	$(2,438)	$—	$(2,438)
    OCI—The following table presents the total value recognized in OCI and reclassified from AOCI into earnings during the years ending December 31, 2022 and 2021 for derivatives designated as cash flow hedges:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Before Tax Amount	Tax Amount	Net of Tax Amount	Before Tax Amount	Tax Amount	Net of Tax Amount
Net gain (loss) recognized in OCI	$2,132	$(487)	$1,645	$445	$(102)	$343
Net amount reclassified from AOCI into earnings	103	(25)	78	4,141	(943)	3,198
Change in other comprehensive income	$2,235	$(512)	$1,723	$4,586	$(1,045)	$3,541

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	LEASE OBLIGATIONS
    The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of one month to ten years, some of which include options to extend the leases for up to ten years.
    The components of lease expense are as follows:

	Years Ended December 31,
	2022	2021
Operating lease cost	$16,768	$6,216
Short-term lease cost	$14,092	$13,206

Finance lease cost:
Amortization of right-of-use assets	$148	$196
Interest on lease liabilities	13	20
Total finance lease cost	$161	$216
    Supplemental cash flow information related to leases is as follows:

	Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,701	$6,248
Operating cash flows from finance leases	$13	$20
Financing cash flows from finance leases	$148	$196

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$59,461	$12,059
Finance leases	$—	$—
    Supplemental balance sheet information related to leases is as follows:

	December 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$59,415	$19,473

Current portion of long-term lease obligations	$19,715	$6,557
Long-term lease obligations	40,103	13,068
Total operating lease liabilities	$59,818	$19,625

Finance Leases
Property and equipment, at cost	$1,479	$1,479
Accumulated depreciation	(1,056)	(907)
Property and equipment, net	$423	$572

Current maturities of long-term debt	$148	$148
Long-term debt	76	224
Total finance lease liabilities	$224	$372

Weighted Average Remaining Lease Term
Operating leases	4.5	6.1
Finance leases	1.5	2.5

Weighted Average Discount Rate
Operating leases	5.6%	4.8%
Finance leases	4.3%	4.3%

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    Maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2023	$18,256	$154
2024	16,990	77
2025	14,463	—
2026	9,196	—
2027	2,372	—
Thereafter	6,391	—
Total lease payments	67,668	231
Less imputed interest	(7,850)	(7)
Total	$59,818	$224

13.	COMMITMENTS AND CONTINGENCIES
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
Property and Casualty—The Company has insurance in place subject to a $250 per occurrence deductible for Workers’ Compensation and General Liability and a $100 per occurrence deductible for Auto Liability. The primary casualty program (Workers’ Compensation, General Liability and Auto Liability) is subject to a multi-line program aggregate which caps maximum losses within the deductibles at $5,900. The program aggregate is indexed to payroll and may fluctuate up or down depending upon actual exposure. We accrue for probable losses, both reported and unreported, that are reasonably estimable using actuarial methods based on historic trends, modified, if necessary, by recent events. Changes in our loss assumptions caused by changes in actual experience would affect our assessment of the ultimate liability and could have an effect on our operating results and financial position. The Company also maintains commercial insurance coverage in excess of the limits of our primary commercial automobile, general liability and employers’ liability policies, in the amount of $75,000.
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
Guarantees
The Company obtains bonding on construction contracts primarily through Travelers Casualty and Surety Company of America (“Travelers”). As is customary in the construction industry, the Company indemnifies Travelers for any losses incurred by it in connection with bonds that are issued. The Company has granted Travelers a security interest in accounts receivable and contract rights for that obligation.
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

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation
The Company, including its construction joint ventures and its consolidated 50% owned subsidiary, is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions will have a material impact on the Consolidated Financial Statements of the Company. There are no significant unresolved legal issues as of December 31, 2022 and 2021.
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
Provision for Income Taxes
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Years Ended December 31,
	2022	2021	2020
Current tax expense	$9,221	$3,512	$3,033
Deferred tax expense	32,486	21,362	16,377
Income tax expense	$41,707	$24,874	$19,410
The Company expects to pay approximately $1,100 in federal income taxes for 2022 and no payments for 2021 due to net operating loss carryforwards. The Company makes cash payments for state income taxes in states in which the Company does not have net operating loss carry forwards. The Company expects to pay federal taxes in 2023 due to the full utilization of its net operating loss carryforward.
Effective Tax Rate
The items comprising the difference between income taxes computed at the U.S. federal statutory rates in effect for 2022, 2021 and 2020 and our effective tax rates were as follows:

	Years Ended December 31,
	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Tax expense at the U.S. federal statutory rate	$29,435	21.0%	$18,650	21.0%	$13,258	21.0%
State income taxes, net of federal benefits	11,064	7.9%	5,579	6.3%	4,840	7.7%
Taxes on subsidiaries’ and joint ventures’ earnings allocated to noncontrolling interests owners	(366)	(0.3)%	(521)	(0.6)%	(130)	(0.2)%
Executive compensation, including stock incentives	1,366	1.0%	1,698	1.9%	1,881	3.0%
Other permanent differences	208	0.1%	(532)	(0.6)%	(439)	(0.7)%
Income tax expense	$41,707	29.8%	$24,874	28.0%	$19,410	30.7%
The 2022, 2021 and 2020 effective income tax rate varied from the statutory rate primarily as a result of state income taxes, nondeductible compensation and other permanent differences.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities were as follows:

	Long Term
	As of December 31,
	2022	2021
Assets related to:
Accrued compensation and other	$3,287	$5,237
Noncontrolling interests	2,642	2,030
Members interest liabilities	4,783	4,604
Right of use liabilities	15,259	4,600
Derivative liability	—	515
Deferred payments	23	960
Net operating loss carryforwards	1,320	8,955
Total deferred tax assets	27,314	26,901
Liabilities related to:
Depreciation of property and equipment	(40,770)	(25,775)
Right of use assets	(15,157)	(4,565)
Amortization of tax basis goodwill	(16,047)	(10,493)
Other	(6,999)	(4,502)
Total deferred tax liabilities	(78,973)	(45,335)

Net total deferred tax (liability) asset	$(51,659)	$(18,434)
Net Operating Loss—At December 31, 2022 the Company had federal and state net operating loss (“NOL”) carryforwards of $253 and $22,224, respectively. Federal NOLs have expiration dates between 2034 and 2036. The Company has $27 of federal NOLs that do not expire. State NOLs have expiration dates between 2028 and 2038.

Uncertain Tax Positions
As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions. The Company’s U.S. federal income tax returns for 2019 and later years are open and subject to examination by the I.R.S. In addition, the Company’s state income tax returns for 2019 and later years are open and subject to examination. Additionally, federal and state NOLs may be adjusted by the taxing authorities for the 2013 and later tax years.

15.	STOCKHOLDERS' EQUITY
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
Treasury Stock—On November 2, 2018, the Board of Directors approved a plan that authorized stock repurchases of up to 2,000 shares of the Company’s common stock. Under the plan, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. The Company accounts for the repurchase of treasury shares under the cost method. This repurchase program expired on June 30, 2020. Under the plan, the Company repurchased no shares of its common stock during fiscal year 2020. See Note 16 - Stock Incentive Plan, for a discussion of share repurchases transferred into treasury stock resulting from tax withholding requirements under our stock incentive plan.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AOCI—During the years ended December 31, 2022, 2021 and 2020, changes to AOCI were a result of net gains (losses) recognized in OCI and amounts reclassified from AOCI into earnings related to our interest rate derivative. See Note 11 - Financial Instruments for further discussion.
Stock Issued for Acquisitions—On December 20, 2022, in connection with the acquisition of the business of CCS, the Company issued 157 shares of the Company’s stock as consideration paid to the sellers. The value of the shares issued was $4,851 based on Sterling’s closing stock price on December 19, 2022. See Note 3 - Acquisitions for further discussion.
On December 30, 2021, in connection with the acquisition of Petillo, the Company issued 759 shares of the Company’s stock as consideration paid to the Petillo sellers. The value of the shares issued was $20,406 based on Sterling’s closing stock price on December 29, 2021. See Note 3 - Acquisitions for further discussion.

16.	STOCK INCENTIVE PLAN
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) and an employee stock purchase plan (the “ESPP”) that are administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”). Compensation expense recognized related to the Company’s Stock Incentive Plan was $10,181, $11,687 and $11,572 for 2022, 2021 and 2020, respectively. Under the Stock Incentive Plan, we are authorized to issue 3,400 shares, and assuming PSU vestings occur at maximum payout, 397 authorized shares remained available under our Stock Incentive Plan for future grants at December 31, 2022.
Under the ESPP, employees may make quarterly purchases of shares at a discount through regular payroll deductions for up to 15% of their compensation, subject to a $25 fair market value maximum purchase per year. The shares are purchased at 85% of the closing price per share on the last trading day of the calendar quarter. Included within total stock-based compensation expense is $120, $84 and $71 of expense related to the ESPP, for 2022, 2021 and 2020, respectively. ESPP expense represents the difference between the fair value on the date of purchase and the price paid. At December 31, 2022, 692 authorized shares remained available for issuance under the ESPP.
Total equity-based compensation expense recognized related to the Company’s Stock Incentive Plan and the ESPP was $10,301, $11,771 and $11,643 for 2022, 2021 and 2020, respectively, primarily recognized within general and administrative expenses. At December 31, 2022, there was approximately $10,900 of unrecognized compensation cost related to equity-based grants, which is expected to be recognized over a weighted-average period of 2.4 years. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures.
RSAs—The Company’s RSA awards may not be sold or otherwise transferred until certain restrictions have lapsed, which is generally over a one-year period for Directors. The total initial fair value for these awards is determined based upon the market price of our stock at the grant date and is expensed on a straight-line basis over the vesting period. During 2022, we recognized $633 of compensation expense. The following table presents RSA activity during 2022:

RSAs	Number of Shares	Weighted Average Fair Value Per Share
Balance at December 31, 2021	29	$23.19
Granted	26	$23.43
Vested	(29)	$23.19
Forfeited	—	$—
Balance at December 31, 2022	26	$23.43
During 2021, 29 RSAs were granted with a weighted-average grant-date fair value per share of $23.19. During 2020, 51 RSAs were granted with a weighted-average grant-date fair value per share of $8.73. The total fair value of RSAs that vested during 2022, 2021 and 2020 was $673, $506 and $799, respectively.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSUs—The Company’s RSU awards may not be sold or otherwise transferred until certain restrictions have lapsed, which is generally over a three-year graded vesting period. The total initial fair value for these awards is determined based upon the market price of our stock at the grant date and is expensed on a straight-line basis over the vesting period. During 2022, we recognized $3,072 of compensation expense. The following table presents RSU activity during 2022:

RSUs	Number of Shares	Weighted Average Fair Value Per Share
Balance at December 31, 2021	250	$17.37
Granted	186	$28.35
Vested	(151)	$18.66
Forfeited	(2)	$21.66
Balance at December 31, 2022	283	$23.51
During 2021, 151 RSUs were granted with a weighted-average grant-date fair value per share of $21.29. During 2020, 169 RSUs were granted with a weighted-average grant-date fair value per share of $13.52. The total fair value of RSUs that vested during 2022, 2021 and 2020 were $2,818, $2,742 and $2,918, respectively.

PSUs—The Company’s performance-based share awards are subject to the achievement of specified financial based performance targets and are generally based upon EPS and vest over three years. The total fair value for these awards is determined based upon the market price of our stock at the grant date and is expensed and adjusted over the vesting period based on the level of payout expected to be achieved. As a result of financial performance conditions met during 2022, we recognized $6,476 of compensation expense.
During 2022, 2021 and 2020, PSU shares totaling 166, 397 and 176, respectively, were granted with a weighted-average grant-date fair value per share of $26.52, $21.88 and $14.06, respectively. During 2022, upon vesting and achievement of certain performance goals, we distributed 710 shares of common stock related to PSU awards with a weighted-average grant-date fair value per share of $14.80. The total fair value of PSUs that vested during 2022, 2021 and 2020 was $10,508, $7,842 and $1,620, respectively. Additionally, the Company has liability-based awards for which the number of units awarded is not determined until the vesting date. During 2022, the Company recognized $1,225, respectively, within additional paid in capital for the vesting of liability-based awards. The Company did not have any liability-based awards vest during 2021 and 2020. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures.
Shares Withheld for Taxes—The Company withheld 330, 311 and 123 shares for taxes on RSU and PSU stock-based compensation vestings for $9,416, $7,311 and $1,845 during 2022, 2021 and 2020, respectively. The Company withheld 1 and 11 shares for taxes on RSA stock-based compensation vestings for $27 and $140 during 2021 and 2020, respectively. The Company did not withhold any taxes for RSA stock-based compensation in 2022, as all RSA holders are directors.
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
During 2021, certain holders exercised 530 warrants, elected the cashless exercise option, and the Company issued 315 common shares with a market value of $8,082. During 2020, certain holders exercised 470 warrants, elected the cashless exercise option, and the Company issued 110 common shares with a market value of $1,477. At December 31, 2021, no warrants remained outstanding.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	EARNINGS PER SHARE
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

	Years Ended December 31,
	2022	2021	2020
Numerator:
Net income from Continuing Operations	$96,717	$61,457	$43,123
Net income (loss) from Discontinued Operations	9,744	1,188	(817)
Net income attributable to Sterling common stockholders	$106,461	$62,645	$42,306

Denominator:
Weighted average common shares outstanding — basic	30,199	28,600	27,859
Shares for dilutive unvested stock and warrants	365	501	336
Weighted average common shares outstanding — diluted	30,564	29,101	28,195

Net income per share from Continuing Operations:
Basic	$3.20	$2.15	$1.55
Diluted	$3.16	$2.11	$1.53

Net income (loss) per share from Discontinued Operations:
Basic	$0.32	$0.04	$(0.03)
Diluted	$0.32	$0.04	$(0.03)

Net income per share attributable to Sterling common stockholders:
Basic	$3.53	$2.19	$1.52
Diluted	$3.48	$2.15	$1.50

18.	RETIREMENT BENEFITS
Defined Contribution Plans
The Company maintains a defined contribution profit-sharing plan (401(k) plan) covering substantially all non-union persons employed by the Company, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The 401(k) plan provides for a discretionary employer contribution and is determined annually by the Company’s board of directors. The Company made matching contributions of $3,029, $3,147 and $2,630, respectively, for the years ended December 31, 2022, 2021 and 2020.
Multi-Employer Pension Plans
As of December 31, 2022, the Company had approximately 3,200 employees, including 2,500 field personnel. We had 900 employees, or approximately 29% of total employees, that were union members covered by collective bargaining agreements.
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

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents our participation in these plans:

Pension Trust Fund	Pension Plan Employer Identification Number	Plan Year End	Pension Protection Act (“PPA”) Certified Zone Status (1)		FIP / RP Status Pending/Implemented (2)	Contributions (3)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
			2022	2021		2022	2021	2020
Heavy and General Construction Laborers Local 472 and Local 172 (4)	22-6032103	3/31	Green	Green	No	$5,119	$3,343	$3,417	No	2/29/2024
International Union of Operating Engineers Local 825 (4)	22-6033380	6/30	Yellow	Green	Yes	4,381	2,734	3,610	No	6/30/2024
Pension Trust Fund for Operating Engineers Pension Plan	94-6090764	12/31	Yellow	Yellow	Yes	1,265	1,411	1,458	No	6/30/2023
All other funds						2,163	2,397	1,848
				Total Contributions:		$12,928	$9,885	$10,333
 (1)    The most recent PPA zone status available in 2022 and 2021 is for the plan’s year-end during 2021 and 2020, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded.
(2)    Indicates whether the plan has a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) which is either pending or has been implemented.
(3)    Our 2022 contributions as a percentage of total plan contributions were not available for any of our plans. For 2021, the International Union of Operating Engineers Local 825 annual report was not available, and the remainder of our multi-employer pension plan contributions did not represent more than 5% of the total plan contributions. For 2020, our multi-employer pension plan contributions did not represent more than 5% of the total plan contributions.
(4)    Includes multi-employer pension plans acquired as part of the Petillo Acquisition. The contributions made in 2021 and 2020 were made by Petillo and not by Sterling.
The Company also contributes to multi-employer plans for annuity benefits covered under the defined contribution portion of the plans as well as health benefits. We made contributions to our multi-employer plans of $18,847, $14,905 and $14,980 during 2022, 2021 and 2020, respectively, for these additional benefits. We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate.

19.	SUPPLEMENTAL CASH FLOW INFORMATION
Operating assets and liabilities
    The following table summarizes the changes in the components of operating assets and liabilities:

	Years Ended December 31,
	2022	2021	2020
Accounts receivable	$(63,285)	$(8,300)	$(8,552)
Contracts in progress, net	77,692	12,906	65,963
Receivables from and equity in construction joint ventures	(5,034)	(243)	(7,457)
Other current and non-current assets	1,849	(4,533)	(6,233)
Accounts payable	11,888	26,605	(42,392)
Accrued compensation and other liabilities	7,224	(170)	10,245
Members' interest subject to mandatory redemption and undistributed earnings	(884)	1,362	2,287
Changes in operating assets and liabilities	$29,450	$27,627	$13,861

20.	CONCENTRATION OF RISK AND ENTERPRISE WIDE DISCLOSURES
Contract Revenues—No customers accounted for more than 10% of the Company’s consolidated revenues from continuing operations in 2022 or 2020. A customer in our E-Infrastructure Solutions segment generated contract revenues of $156,600 that accounted for more than 10% of the Company’s consolidated revenues from continuing operations during the year ended 2021.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract Receivables—At December 31, 2022, there were no customers that accounted for over 10% of the Company’s outstanding contract receivables. At December 31, 2021, a customer in our E-Infrastructure Solutions segment accounted for 14% of the Company’s outstanding contract receivables with a receivable balance of $27,188.
The Company’s revenue and receivables are entirely derived from the construction of U.S. projects and all of the Company’s assets are held domestically within the U.S.

21.	RELATED PARTY TRANSACTIONS
The Company has limited related party transactions. The most significant transactions relate to property leases with the management of certain subsidiaries who own or have an ownership interest in real estate and other companies. The leases are for office space, equipment yards or maintenance shops and have an annual cost of approximately $2,000. The leases expire at various points over the next four to ten years.

22.	SEGMENT INFORMATION
The Company’s internal and public segment reporting are aligned based upon the services offered by its operating segments. The Company’s operations consist of three reportable segments: E-Infrastructure Solutions, Transportation Solutions and Building Solutions. The segment information for the prior periods presented has been recast to conform to the current presentation. The Company’s Chief Operating Decision Maker evaluates the performance of the operating segment based upon revenue and income from operations. We incur expenses and hold certain assets at the corporate level that relate to our business as a whole. Certain of these amounts have been charged to our business segments by various methods, largely on the basis of usage, with the unallocated remainder reported in the “Corporate” line. Corporate overhead is primarily comprised of corporate headquarters facility expense, the cost of the executive management team, and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as corporate human resources, legal, governance and finance functions. Total assets held in Corporate primarily include cash and prepaid assets.
The following table presents total revenues, depreciation and amortization, and income from continuing operations by reportable segment for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
Revenues	2022	2021	2020
E-Infrastructure Solutions	$905,277	$468,784	$397,253
Transportation Solutions	542,550	628,190	553,150
Building Solutions	321,609	317,400	276,335
Total Revenues	$1,769,436	$1,414,374	$1,226,738

Depreciation and Amortization
E-Infrastructure Solutions	$38,859	$20,889	$18,664
Transportation Solutions	8,656	8,473	9,371
Building Solutions	2,970	3,060	2,987
Segment Depreciation and Amortization	50,485	32,422	31,022
Corporate	90	81	153
Total Depreciation and Amortization	$50,575	$32,503	$31,175

Operating Income (Loss)
E-Infrastructure Solutions	$121,453	$80,478	$76,522
Transportation Solutions	26,623	19,888	11,998
Building Solutions	36,693	32,564	30,441
Segment Operating Income	184,769	132,930	118,961
Corporate	(24,072)	(22,042)	(25,320)
Acquisition Related Costs	(827)	(3,877)	(1,026)
Total Operating Income	$159,870	$107,011	$92,615

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents total assets by reportable segment at December 31, 2022 and 2021:

Assets	December 31, 2022	December 31, 2021
E-Infrastructure Solutions	$879,734	$772,533
Transportation Solutions	246,867	203,210
Building Solutions	177,554	143,262
Corporate	137,465	23,137
Total Assets — Continuing Operations	1,441,620	1,142,142
Total Assets — Discontinued Operations	—	92,632
Total Assets	$1,441,620	$1,234,774

23.	QUARTERLY FINANCIAL INFORMATION
The following tables present our 2022, 2021 and 2020 quarterly revenue and income from operations by segment adjusted to conform to our 2022 continuing operations presentation:

	2022 Quarters Ended (unaudited)
Revenues	March 31	June 30	September 30	December 31	Total
E-Infrastructure Solutions	$168,927	$233,548	$255,530	$247,272	$905,277
Transportation Solutions	116,141	142,640	157,224	126,545	542,550
Building Solutions	80,894	85,639	80,286	74,790	321,609
Revenues	$365,962	$461,827	$493,040	$448,607	$1,769,436

Operating Income (Loss)
E-Infrastructure Solutions	$21,285	$32,824	$37,533	$29,811	$121,453
Transportation Solutions	4,443	7,410	9,700	5,070	26,623
Building Solutions	9,358	9,751	9,324	8,260	36,693
Segment Operating Income	35,086	49,985	56,557	43,141	184,769
Corporate	(5,468)	(5,766)	(7,005)	(5,833)	(24,072)
Acquisition related costs	(255)	(230)	(77)	(265)	(827)
Operating Income	$29,363	$43,989	$49,475	$37,043	$159,870

	2021 Quarters Ended (unaudited)
Revenues	March 31	June 30	September 30	December 31	Total
E-Infrastructure Solutions	$96,572	$123,743	$121,286	$127,183	$468,784
Transportation Solutions	119,097	160,017	199,559	149,517	628,190
Building Solutions	71,690	74,769	92,266	78,675	317,400
Revenues	$287,359	$358,529	$413,111	$355,375	$1,414,374

Operating Income (Loss)
E-Infrastructure Solutions	$17,812	$24,714	$19,218	$18,734	$80,478
Transportation Solutions	2,300	4,414	8,936	4,238	19,888
Building Solutions	7,361	6,790	9,238	9,175	32,564
Segment Operating Income	27,473	35,918	37,392	32,147	132,930
Corporate	(5,044)	(3,404)	(5,382)	(8,212)	(22,042)
Acquisition related costs	—	—	—	(3,877)	(3,877)
Operating Income	$22,429	$32,514	$32,010	$20,058	$107,011

	2020 Quarters Ended (unaudited)
Revenues	March 31	June 30	September 30	December 31	Total
E-Infrastructure Solutions	$78,574	$103,310	$114,961	$100,408	$397,253
Transportation Solutions	108,924	168,413	143,512	132,301	553,150
Building Solutions	64,828	73,951	67,419	70,137	276,335
Revenues	$252,326	$345,674	$325,892	$302,846	$1,226,738

Operating Income (Loss)
E-Infrastructure Solutions	$13,630	$23,573	$22,416	$16,903	$76,522
Transportation Solutions	(1,387)	6,739	3,714	2,932	11,998
Building Solutions	7,438	8,950	7,687	6,366	30,441
Segment Operating Income	19,681	39,262	33,817	26,201	118,961
Corporate	(7,195)	(6,589)	(5,529)	(6,007)	(25,320)
Acquisition related costs	(473)	(139)	(401)	(13)	(1,026)
Operating Income	$12,013	$32,534	$27,887	$20,181	$92,615
The following tables summarize the unaudited quarterly results of continuing operations for 2022, 2021 and 2020:

	2022 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31
Revenues	$365,962	$461,827	$493,040	$448,607
Gross profit	$55,149	$71,008	$79,444	$68,966
Income before income taxes	$24,721	$39,540	$44,505	$31,398
Net income from Continuing Operations	$17,672	$28,114	$30,698	$20,233
Net income per share from Continuing Operations:
Basic	$0.59	$0.93	$1.01	$0.67
Diluted	$0.59	$0.92	$1.01	$0.66

	2021 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31
Revenues	$287,359	$358,529	$413,111	$355,375
Gross profit	$42,479	$53,663	$54,878	$52,512
Income before income taxes	$16,117	$28,206	$28,091	$16,395
Net income from Continuing Operations	$10,280	$19,922	$19,985	$11,270
Net income per share from Continuing Operations:
Basic	$0.36	$0.70	$0.70	$0.39
Diluted	$0.36	$0.69	$0.68	$0.38

	2020 Quarters Ended (unaudited)
	March 31	June 30	September 30	December 31
Revenues	$252,326	$345,674	$325,892	$302,846
Gross profit	$33,535	$56,831	$46,297	$42,967
Income before income taxes	$4,306	$24,999	$20,757	$13,069
Net income from Continuing Operations	$2,976	$17,649	$13,944	$8,554
Net income per share from Continuing Operations:
Basic	$0.11	$0.63	$0.50	$0.31
Diluted	$0.11	$0.63	$0.49	$0.29
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2022. As previously disclosed, we completed the CCS business acquisition on December 20, 2022 and, as permitted by SEC guidance for newly acquired businesses, we have elected to exclude the acquired business operations of CCS from the scope of design and operation of our disclosure controls and procedures for the year ended December 31, 2022. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2022 to ensure that the information required to be disclosed by the Company in this annual report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by guidance provided by the staff of the SEC, the scope of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 did not include the internal controls of CCS, which are included with the Consolidated Financial Statements of the Company. Management will include CCS in the scope of its assessment of internal control over financial reporting beginning in 2023. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Attestation Report of the Registered Public Accounting Firm
Grant Thornton LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, included in Item 15 “Exhibits and Financial Statement Schedules” under the heading “Reports of the Company’s Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. Based on the most recent evaluation, we have concluded that no changes in our internal control over financial reporting occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2023 annual meeting of shareholders and is incorporated herein by reference. Our code of business conduct is available at www.strlco.com under Investor Relations—Code of Business Conduct and is available in print to any stockholder who requests a copy. Amendments to or waivers of our code of business conduct granted to any of our directors or executive officers will be published promptly on our website. Such information will remain on our website for at least 12 months.
The table below identifies and sets forth the information required under Regulation 14A for each of the Company’s directors and executive officers:

Name	Current or Former Experience	Director Since
Thomas M. White	Former Chairman of Cardinal Logistics Holdings; Former CFO of Hub Group, Inc.	2018

Joseph A. Cutillo	Chief Executive Officer of the Company	2017

Roger A. Cregg	Former President and CEO of AV Homes, Inc.; Director of Comerica Incorporated	2019

Julie A. Dill	Former CEO of Spectra Energy Partners, LP; Director of Rayonier Advanced Materials, Inc.	2021

Dana C. O’Brien	Senior Vice President, General Counsel and Secretary of Olin Corporation	2019

Charles R. Patton	Former Executive Vice President — External Affairs of American Electric Power Company, Inc.; Director of Messer, Inc. and Messer Construction Company	2013

Dwayne A. Wilson	Former Senior Vice President of Fluor Corporation; Director of Ingredion, Inc., Crown Holdings and DT Midstream, Inc.	2020

Ronald A. Ballschmiede	Executive Vice President, Chief Financial Officer & Chief Accounting Officer of the Company	N/A

Mark D. Wolf	General Counsel, Chief Compliance Officer & Corporate Secretary of the Company	N/A
Item 11. Executive Compensation
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2023 annual meeting of shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2023 annual meeting of shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2023 annual meeting of shareholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2023 annual meeting of shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, and Financial Statement Schedules
Financial Statements
The following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included under Item 8 of Part II of this report are herein incorporated by reference:
Reports of the Company’s Independent Registered Public Accounting Firm
Consolidated Statements of Operations—For the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income—For the years ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheets—As of December 31, 2022 and 2021
Consolidated Statements of Cash Flows—For the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Stockholders’ Equity—For the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
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

3.1
Amended and Restated Certificate of Incorporation of Sterling Infrastructure, Inc. as amended through June 1, 2022 (incorporated by reference to Exhibit 3.1 to Sterling Infrastructure, Inc.’s Current Report on Form 8-K, filed on June 1, 2022 (SEC File No. 1-31993)).

3.2
Amended and Restated Bylaws of Sterling Infrastructure, Inc. (incorporated by reference to Exhibit 3.2 to Sterling Infrastructure, Inc.’s Current Report on Form 8-K, filed on June 1, 2022 (SEC file No. 1-31993)).

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

4.3	Description of Securities Registered Under Section 12 (incorporated by reference to Exhibit 4.4 to Sterling Construction Company, Inc.’s Form 10-K filed on March 3, 2020 (SEC File No. 1-31993)).
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

10.3.1(1)(3)	Standard Non-Employee Director Compensation adopted by the Board of Directors effective May 5, 2021.
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

10.8(1)	Form of Long-Term Incentive Award Agreement (adopted 2019) (incorporated by reference to Exhibit 10.9 to Sterling Construction Company, Inc.’s Form 10-K filed on March 3, 2020 (SEC File No. 1-31993)).
10.9(1)
Form of Senior Executive Incentive Compensation Program - Program Description (incorporated by reference to Exhibit 10.3 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2021 (SEC File No. 1-31993)).

10.10(1)
Form of SEICP Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.4 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2021 (SEC File No. 1-31993)).

10.11
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

10.12
First Amendment to Credit Agreement, dated December 2, 2019, by and among Sterling Construction Company, Inc., the subsidiaries of the Company party thereto as Guarantors, the Lenders party thereto and BMO Harris Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.11 to Sterling Construction Company, Inc.’s Form 10-K filed on March 3, 2020 (SEC File No. 1-31993)).

10.13
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

10.14
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

21.1(2)	Subsidiaries of the registrant.
23.1(2)	Consent of Grant Thornton LLP.
31.1(2)	Certification of Joseph A. Cutillo, Chief Executive Officer of Sterling Infrastructure, Inc.
31.2(2)	Certification of Ronald A. Ballschmiede, Executive Vice President & Chief Financial Officer of Sterling Infrastructure, Inc.
32.1(3)	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Joseph A. Cutillo, Chief Executive Officer of Sterling Infrastructure, Inc.
32.2(3)
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Ronald A. Ballschmiede, Executive Vice President & Chief Financial Officer of Sterling Infrastructure, Inc.

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
(3) Furnished herewith
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2023.

Sterling Infrastructure, Inc.

By:	/s/ Joseph A. Cutillo
Joseph A. Cutillo, Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2023.

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