Form 10-Q
period 2023-03-31
STERLING INFRASTRUCTURE, INC.
filed 2023-05-02
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of April 28, 2023 – 30,789,675

STERLING INFRASTRUCTURE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Continuing Operations:
Revenues	$403,579	$365,962
Cost of revenues	(341,837)	(310,813)
Gross profit	61,742	55,149
General and administrative expense	(23,321)	(20,297)
Intangible asset amortization	(3,736)	(3,568)
Acquisition related costs	(190)	(255)
Other operating expense, net	(1,868)	(1,666)
Operating income	32,627	29,363
Interest income	1,974	8
Interest expense	(7,528)	(4,650)
Income before income taxes	27,073	24,721
Income tax expense	(7,033)	(6,778)
Net income, including noncontrolling interests	20,040	17,943
Less: Net income attributable to noncontrolling interests	(391)	(271)
Net income from Continuing Operations	$19,649	$17,672

Discontinued Operations (Note 3):
Pretax income	$—	$1,399
Income tax expense	—	181
Net income from Discontinued Operations	$—	$1,580

Net income attributable to Sterling common stockholders	$19,649	$19,252

Net income per share from Continuing Operations:
Basic	$0.64	$0.59
Diluted	$0.64	$0.59

Net income per share from Discontinued Operations:
Basic	$—	$0.05
Diluted	$—	$0.05

Net income per share attributable to Sterling common stockholders:
Basic	$0.64	$0.64
Diluted	$0.64	$0.64

Weighted average common shares outstanding:
Basic	30,618	29,964
Diluted	30,789	30,112

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income from Continuing Operations, including noncontrolling interests	$20,040	$17,943
Net income from Discontinued Operations	—	1,580
Net income, including noncontrolling interests	20,040	19,523
Other comprehensive income, net of tax
Change in interest rate swap, net of tax (Note 12)	—	1,563
Total comprehensive income	20,040	21,086
Less: Comprehensive income attributable to noncontrolling interests	(391)	(271)
Comprehensive income attributable to Sterling common stockholders	$19,649	$20,815

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents ($25,186 and $25,014 related to variable interest entities (“VIEs”))	$202,576	$181,544
Accounts receivable ($1,916 and $0 related to VIEs)	230,148	262,646
Contract assets	125,494	109,803
Receivables from and equity in construction joint ventures	13,648	14,122
Other current assets	16,094	29,139
Total current assets	587,960	597,254
Property and equipment, net	215,217	215,482
Operating lease right-of-use assets, net	62,278	59,415
Goodwill	262,671	262,692
Other intangibles, net	295,387	299,123
Other non-current assets, net	7,615	7,654
Total assets	$1,431,128	$1,441,620

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($4,070 and $2,540 related to VIEs)	$119,450	$121,887
Contract liabilities ($15,413 and $15,551 related to VIEs)	242,326	239,297
Current maturities of long-term debt	35,059	32,610
Current portion of long-term lease obligations	17,376	19,715
Accrued compensation	16,904	24,136
Other current liabilities	13,574	8,966
Total current liabilities	444,689	446,611
Long-term debt	365,548	398,735
Long-term lease obligations	45,164	40,103
Members’ interest subject to mandatory redemption and undistributed earnings	18,419	21,597
Deferred tax liability, net	54,387	51,659
Other long-term liabilities	4,666	5,116
Total liabilities	932,873	963,821
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $0.01 per share; 38,000 shares authorized, 30,790 and 30,585 shares issued and outstanding	308	306
Additional paid in capital	288,328	287,914
Retained earnings	206,028	186,379
Total Sterling stockholders’ equity	494,664	474,599
Noncontrolling interests	3,591	3,200
Total stockholders’ equity	498,255	477,799
Total liabilities and stockholders’ equity	$1,431,128	$1,441,620

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$20,040	$19,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,692	11,767
Amortization of debt issuance costs and non-cash interest	422	556
Gain on disposal of property and equipment	(1,672)	(228)
Gain on debt extinguishment, net	—	(2,428)
Deferred taxes	2,728	5,640
Stock-based compensation	3,240	2,611
Change in fair value of interest rate swap	—	(90)
Changes in operating assets and liabilities (Note 14)	10,608	(10,783)
Net cash provided by operating activities	49,058	26,568
Cash flows from investing activities:
Disposition proceeds	14,000	—
Capital expenditures	(14,221)	(14,969)
Proceeds from sale of property and equipment	6,726	406
Net cash provided by (used in) investing activities	6,505	(14,563)
Cash flows from financing activities:
Repayments of debt	(30,843)	(5,928)
Withholding taxes paid on net share settlement of equity awards	(4,288)	(7,385)
Net cash used in financing activities	(35,131)	(13,313)
Net change in cash, cash equivalents, and restricted cash	20,432	(1,308)
Cash, cash equivalents and restricted cash at beginning of period	185,265	88,693
Cash, cash equivalents and restricted cash at end of period	205,697	87,385
Less: restricted cash - Continuing Operations	(3,121)	(3,721)
Less: cash, cash equivalents and restricted cash - Discontinued Operations	—	(14,264)
Cash and cash equivalents at end of period - Continuing Operations	$202,576	$69,400

Non-cash items:
Capital expenditures	$998	$2,457

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid in Capital	Retained Earnings	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	30,585	$306	$287,914	$186,379	$474,599	$3,200	$477,799
Net income	—	—	—	19,649	19,649	391	20,040
Stock-based compensation	—	—	4,486	—	4,486	—	4,486
Issuance of stock	316	2	216	—	218	—	218
Shares withheld for taxes	(111)	—	(4,288)	—	(4,288)	—	(4,288)
Balance at March 31, 2023	30,790	$308	$288,328	$206,028	$494,664	$3,591	$498,255

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	29,838	$298	$280,274	$79,918	$(1,723)	$358,767	$1,460	$360,227
Net income	—	—	—	19,252	—	19,252	271	19,523
Change in interest rate swap	—	—	—	—	1,563	1,563	—	1,563
Stock-based compensation	—	—	3,521	—	—	3,521	—	3,521
Issuance of stock	688	7	185	—	—	192	—	192
Shares withheld for taxes	(263)	(3)	(7,383)	—	—	(7,386)	—	(7,386)
Balance at March 31, 2022	30,263	$302	$276,597	$99,170	$(160)	$375,909	$1,731	$377,640

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
($ and share values in thousands, except per share data)
(Unaudited)

1.	NATURE OF OPERATIONS
Business Summary
Sterling Infrastructure, Inc., (“Sterling,” “the Company,” “we,” “our” or “us”), a Delaware corporation, operates through a variety of subsidiaries within three segments specializing in E-Infrastructure, Transportation and Building Solutions in the United States, primarily across the Southern, Northeastern, Mid-Atlantic and Rocky Mountain regions and Hawaii. E-Infrastructure Solutions provides advanced, large-scale site development services for data centers, e-commerce distribution centers, manufacturing, warehousing, energy and more. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, rail and storm drainage systems. Building Solutions projects include residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs and other concrete work. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.
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
Basis of Presentation
Presentation Basis—The accompanying Condensed Consolidated Financial Statements are presented in accordance with accounting policies generally accepted in the United States (“GAAP”) and reflect all wholly owned subsidiaries and those entities the Company is required to consolidate. See the “Consolidated 50% Owned Subsidiary” section of this Note and Note 5 - Construction Joint Ventures for further discussion of the Company’s consolidation policy for those entities that are not wholly owned. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Values presented within tables (excluding per share data) are in thousands. Reclassifications have been made to historical financial data in the Condensed Consolidated Financial Statements to conform to the current period presentation.
Estimates and Judgments—The preparation of the accompanying Condensed Consolidated Financial Statements in conformance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting estimates of the Company require a higher degree of judgment than others in their application. These include the recognition of revenue and income from construction contracts over time, the valuation of long-lived assets, goodwill and purchase accounting estimates. Management continually evaluates all of its estimates and judgments based on available information and experience; however, actual results could differ from these estimates.
Significant Accounting Policies
Consistent with Regulation S-X Rule 10-1(a), the Company has omitted significant accounting policies in this quarterly report that would duplicate the disclosures contained in the Company’s annual report on Form 10-K for the year ended December 31, 2022 under “Part II, Item 8. - Notes to Consolidated Financial Statements.” This quarterly report should be read in conjunction with the Company’s most recent annual report on Form 10-K.
Accounts Receivable—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Receivables are written off based on the individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At March 31, 2023 and December 31, 2022, our allowance for our estimate of expected credit losses was zero.

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
Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. These assets and liabilities are reported on the Condensed Consolidated Balance Sheet within “Contract assets” and “Contract liabilities” on a contract-by-contract basis at the end of each reporting period. At March 31, 2023 and December 31, 2022, contract assets included $68,787 and $65,682 of retainage, respectively, and contract liabilities included $61,371 and $63,848 of retainage, respectively. Retainage on active contracts is classified as current regardless of the term of the contract and is generally collected within one year of the completion of a contract. We anticipate collecting approximately 70% of our March 31, 2023 retainage during the next twelve months.
Contract assets increased by $15,691 compared to December 31, 2022, primarily due to higher unbilled revenue and retainage. Contract liabilities increased by $3,029 compared to December 31, 2022, due to the timing of advance billings and work progression and a decrease in retainage. Revenue recognized for the three months ended March 31, 2023 that was included in the contract liability balance on December 31, 2022 was $97,830. Revenue recognized for the three months ended March 31, 2022 that was included in the contract liability balance on December 31, 2021 was $67,158.
Consolidated 50% Owned Subsidiary—The Company has a 50% ownership interest in a subsidiary that it fully consolidates as a result of its exercise of control of the entity. The results attributable to the 50% portion that the Company does not own is eliminated within “Other operating expense, net” within the Consolidated Statements of Operations and an associated liability is established within “Members’ interest subject to mandatory redemption and undistributed earnings” within the Consolidated Balance Sheets. The subsidiary also has a mandatory redemption provision which, under circumstances that are certain to occur, obligate the Company to purchase the remaining 50% interest for $20,000. The Company has purchased a $20,000 death and permanent total disability insurance policy to mitigate the Company’s cash draw if such event were to occur. The purchase obligation is also recorded in “Members’ interest subject to mandatory redemption and undistributed earnings” on the Condensed Consolidated Balance Sheets.
Cash and Restricted Cash—Our cash is comprised of highly liquid investments with maturities of three months or less. Restricted cash of $3,121 and $3,721 is included in “Other current assets” on the Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, respectively. This primarily represents cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and in December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under ASU 2020-04 from December 31, 2022 to December 31, 2024. The ASU provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”) by providing certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships and other transactions that reference LIBOR as a benchmark rate are modified. The Company anticipates adopting the optional guidance in the second quarter of 2023. The Company is currently evaluating the impact of adoption but does not expect it will have a material impact on the Condensed Consolidated Financial Statements.

3.	DISPOSITIONS
Myers Disposition—On November 30, 2022, we entered into an agreement (the “Myers Agreement”) and sold the Company’s 50% ownership interest in its partnership with Myers & Sons Construction L.P. (“Myers”) for $18,000 in cash. The Company received two payments in the first quarter of 2023 totaling $14,000 and in accordance with the Myers Agreement’s payment terms, two payments of $2,000 each are due by the end of 2025 and 2027. The remaining $4,000 in deferred payments receivable is recorded within “Other non-current assets, net” on our March 31, 2023 Consolidated Balance Sheet at present value calculated using an implicit interest rate of 5.75%. The disposition is consistent with the Company’s strategic shift to reduce its portfolio of low-bid heavy highway and water containment and treatment projects in order to reduce risk and improve the Company’s margins, and to focus on its strategic geographies outside of California. The disposition represented a strategic shift that had a major effect on our operations and consolidated financial results, and accordingly, the historical results of Myers have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Balance Sheets. Prior to being disclosed as a discontinued operation, the results of Myers were included within our Transportation Solutions segment.
The following table presents the components of net income from discontinued operations for the three months ended March 31, 2022.

Three Months Ended March 31, 2022
Revenues	$44,358
Cost of revenues	(43,368)
Gross profit	990
General and administrative expense	(2,775)
Other operating income, net	691
Operating loss	(1,094)
Net interest income	65
Gain on extinguishment of debt	2,428
Total pretax income from Discontinued Operations	1,399
Income tax expense	181
Net income from Discontinued Operations	$1,580
The following table presents the cash flows from discontinued operations for the three months ended March 31, 2022.

Net cash used in:	Three Months Ended March 31, 2022
Operating activities of Discontinued Operations	$(9,408)
Investing activities of Discontinued Operations	(174)
Financing activities of Discontinued Operations	(81)
Net change in cash, cash equivalents, and restricted cash of Discontinued Operations	$(9,663)

4.	REVENUE FROM CUSTOMERS
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

	March 31, 2023	December 31, 2022
E-Infrastructure Solutions RPOs	$730,662	$603,227
Transportation Solutions RPOs	797,230	713,173
Building Solutions RPOs - Commercial	96,341	97,942
Total RPOs	$1,624,233	$1,414,342
The Company expects to recognize approximately 70% of its RPOs as revenue during the next twelve months, and the balance thereafter.

Revenue Disaggregation—The following tables present the Company’s revenue disaggregated by major end market and contract type:

	Three Months Ended March 31,
Revenues by major end market	2023	2022
E-Infrastructure Solutions Revenues	$205,840	$168,927
Heavy Highway	67,266	88,213
Aviation	13,436	17,195
Other Non-Highway Services	30,437	10,733
Transportation Solutions Revenues	111,139	116,141
Residential	53,714	54,270
Commercial	32,886	26,624
Building Solutions Revenues	86,600	80,894
Total Revenues	$403,579	$365,962

Revenues by contract type
Fixed-Unit Price	$112,863	$125,422
Lump-Sum	236,699	184,757
Residential and Other	54,017	55,783
Total Revenues	$403,579	$365,962
Variable Consideration
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to the Company’s customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken. Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $9,025 and $8,649, at March 31, 2023 and December 31, 2022, respectively, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes such profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in contract estimates resulted in net increases in income of $8,613 and $15,584 for the three months ended March 31, 2023 and 2022, respectively, and are included in “Operating income” on the Condensed Consolidated Statements of Operations.

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

Summary financial information for this construction joint venture is as follows:

	Three Months Ended March 31,
	2023	2022
Revenues	$8,544	$7,853
Operating income	$576	$552
Net income	$720	$554
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

	March 31, 2023	December 31, 2022
Current assets	$60,631	$68,258
Current liabilities	$(27,543)	$(33,944)
Sterling’s receivables from and equity in construction joint ventures	$13,648	$14,122

	Three Months Ended March 31,
	2023	2022
Revenues	$12,253	$38,453
Income before tax	$2,108	$4,395
Sterling’s noncontrolling interest:
Revenues	$4,900	$16,650
Income before tax	$860	$1,873
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

6.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	March 31, 2023	December 31, 2022
Construction and transportation equipment	$353,038	$345,647
Buildings and improvements	20,763	20,500
Land	3,402	3,402
Office equipment	3,513	3,352
Total property and equipment	380,716	372,901
Less accumulated depreciation	(165,499)	(157,419)
Total property and equipment, net	$215,217	$215,482
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $9,956 and $7,795 for the three months ended March 31, 2023 and 2022, respectively.

7.	OTHER INTANGIBLE ASSETS
The following table presents our acquired finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		March 31, 2023		December 31, 2022
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	24	$284,923	$(40,073)	$284,923	$(37,044)
Trade names	24	57,607	(7,740)	57,607	(7,150)
Non-compete agreements	5	2,487	(1,817)	2,487	(1,700)
Total	24	$345,017	$(49,630)	$345,017	$(45,894)
    The Company’s intangible amortization expense was $3,736 and $3,568 for the three months ended March 31, 2023 and 2022, respectively.

8.	DEBT
The Company’s outstanding debt was as follows:

	March 31, 2023	December 31, 2022
Term Loan Facility	$392,856	$423,663
Revolving Credit Facility	—	—
Credit Facility	392,856	423,663
Other debt	10,392	10,901
Total debt	403,248	434,564
Less - Current maturities of long-term debt	(35,059)	(32,610)
Less - Unamortized debt issuance costs	(2,641)	(3,219)
Total long-term debt	$365,548	$398,735
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
The Term Loan Facility bears interest at either the base rate plus a margin, or at a one-, three-, six- or, if available, twelve-month LIBOR rate plus a margin, at the Company’s election. At March 31, 2023, the Company calculated interest using a one-month LIBOR rate of 4.63% and an applicable margin of 2.00% per annum, and had a weighted average interest rate of approximately 6.53% per annum during the three months ended March 31, 2023. Scheduled principal payments on the Term Loan Facility are made quarterly and total approximately $31,900 and $26,100 for the years ending 2023 and 2024, respectively. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on October 2, 2024. During the first quarter of 2023, the Company made scheduled Term Loan Facility payments of $5,806 and an unscheduled early payment of $25,000.
The Revolving Credit Facility bears interest at the same rate options as the Term Loan Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. At March 31, 2023, we had no outstanding borrowings under the $75,000 Revolving Credit Facility.
Our Credit Agreement contains “benchmark” transition language to address the phase out of LIBOR and provides for alternative methods of calculating the interest rate payable on such indebtedness if LIBOR is not reported. In the second quarter of 2023, we will be required to amend our Credit Agreement to incorporate an alternative benchmark rate. Once selected, use of an alternative benchmark rate may increase our cost of debt.

Debt Issuance Costs—The costs associated with the Credit Facility are reflected on the Condensed Consolidated Balance Sheets as a direct reduction from the related debt liability and amortized over the term of the facility. Amortization of debt issuance costs was $579 and $556 for the three months ended March 31, 2023 and 2022, respectively, and was recorded as interest expense.
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
Compliance and Other—The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict the ability of us and our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain certain financial covenants. As of March 31, 2023, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Condensed Consolidated Balance Sheets. Based upon the current market rates for debt with similar credit risk and maturities, at March 31, 2023 and December 31, 2022, the fair value of our debt outstanding approximated the carrying value, as interest is based on LIBOR plus an applicable margin.

9.	LEASE OBLIGATIONS
    The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of one month to ten years, some of which include options to extend the leases for up to ten years.
    The components of lease expense are as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$4,954	$2,693
Short-term lease cost	$4,375	$3,168
Finance lease cost:
Amortization of right-of-use assets	$37	$41
Interest on lease liabilities	2	4
Total finance lease cost	$39	$45
    Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2023	2022
Operating cash flows from operating leases	$4,788	$2,991
Operating cash flows from finance leases	$2	$4
Financing cash flows from finance leases	$37	$41

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$6,956	$15,897
Finance leases	$—	$—

    Supplemental balance sheet information related to leases is as follows:

Operating Leases	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$62,278	$59,415

Current portion of long-term lease obligations	$17,376	$19,715
Long-term lease obligations	45,164	40,103
Total operating lease liabilities	$62,540	$59,818
Finance Leases
Property and equipment, at cost	$1,479	$1,479
Accumulated depreciation	(1,090)	(1,056)
Property and equipment, net	$389	$423

Current maturities of long-term debt	$149	$148
Long-term debt	38	76
Total finance lease liabilities	$187	$224
Weighted Average Remaining Lease Term
Operating leases	4.2	4.5
Finance leases	1.3	1.5
Weighted Average Discount Rate
Operating leases	5.6%	5.6%
Finance leases	4.3%	4.3%
    Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2023 (excluding the three months ended March 31, 2023)	$15,125	$116
2024	19,248	77
2025	16,626	—
2026	10,519	—
2027	2,511	—
2028	1,583	—
Thereafter	4,807	—
Total lease payments	$70,419	$193
Less imputed interest	(7,879)	(6)
Total	$62,540	$187

10.	COMMITMENTS AND CONTINGENCIES
The Company is required by its insurance providers to obtain and hold standby letters of credit. These letters of credit serve as a guarantee by the banking institution to pay the Company’s insurance providers the incurred claim costs attributable to its general liability, workers’ compensation and automobile liability claims, up to the amount stated in the standby letters of credit, in the event that these claims were not paid by the Company. The letter of credit is cash collateralized, resulting in the cash being designated as restricted.
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
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Three Months Ended March 31,
	2023	2022
Current tax expense	$4,305	$940
Deferred tax expense	2,728	5,838
Income tax expense	$7,033	$6,778

Cash paid for income taxes	$—	$—
The effective income tax rate for the three months ended March 31, 2023 was 26%. The rate varied from the statutory rate primarily as a result of state income taxes, non-deductible compensation, and other permanent differences. The Company incurred a tax rate benefit in the current quarter for increased tax deductions related to stock compensation. The Company anticipates an effective income tax rate for the full year 2023 of 28% to 29%.
As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

12.	STOCK INCENTIVE PLAN AND OTHER EQUITY ACTIVITY
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) and an employee stock purchase plan (the “ESPP”) that are administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”). Changes in common stock, additional paid in capital and treasury stock during the three months ended March 31, 2023 primarily relate to activity associated with the Stock Incentive Plan, the ESPP and shares withheld for taxes.
Share Grants—During the three months ended March 31, 2023, the Company granted the following awards under the Stock Incentive Plan:

	Shares	Weighted Average Grant-Date Fair Value per Share
RSUs	70	$32.80
PSUs (at target)	140	$34.62
Total shares granted	210
Share Issuances—During the three months ended March 31, 2023, the Company issued the following shares under the Stock Incentive Plan and the ESPP:

Shares
RSUs (issued upon vesting)	3
PSUs (issued upon vesting)	306
ESPP (issued upon sale)	7
Total shares issued	316
Stock-Based Compensation—During the three months ended March 31, 2023 and 2022, the Company recognized $2,761 and $2,296, respectively, of stock-based compensation expense, primarily within general and administrative expenses. Included within total stock-based compensation expense for the three months ended March 31, 2023 and 2022 is $38 and $34, respectively, of expense related to the ESPP. Additionally, the Company has liability-based awards for which the number of units awarded is not determined until the vesting date. During the three months ended March 31, 2023 and 2022, the Company recognized $1,725 and $1,225, respectively, within additional paid in capital for the vesting of liability-based awards. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures.
Shares Withheld for Taxes—The Company withheld 111 shares for taxes on RSU/PSU stock-based compensation vestings for $4,288 during the three months ended March 31, 2023, respectively.

AOCI—During the three months ended March 31, 2022, we utilized a swap arrangement to hedge against interest rate variability associated with the Term Loan Facility until the swap contract expired on December 12, 2022. The Company had designated its interest rate swap as a cash flow hedging derivative and changes in fair value were recognized in other comprehensive income (loss) (“OCI”) until the underlying hedged item was recognized in earnings. The following table presents the total value recognized in OCI and reclassified from AOCI into earnings during the three months ended March 31, 2022 for derivatives designated as cash flow hedges:

	Three Months Ended
	March 31, 2022
	Before Tax	Tax	Net of Tax
Net gain (loss) recognized in OCI	$1,285	$(293)	$992
Net amount reclassified from AOCI into earnings	741	(170)	571
Change in other comprehensive income	$2,026	$(463)	$1,563

13.	EARNINGS PER SHARE
The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Numerator:	2023	2022
Net income from Continuing Operations	$19,649	$17,672
Net income from Discontinued Operations	—	1,580
Net income attributable to Sterling common stockholders	$19,649	$19,252

Denominator:
Weighted average common shares outstanding — basic	30,618	29,964
Shares for dilutive unvested stock and warrants	171	148
Weighted average common shares outstanding — diluted	30,789	30,112

Net income per share from Continuing Operations:
Basic	$0.64	$0.59
Diluted	$0.64	$0.59

Net income per share from Discontinued Operations:
Basic	$—	$0.05
Diluted	$—	$0.05

Net income per share attributable to Sterling common stockholders:
Basic	$0.64	$0.64
Diluted	$0.64	$0.64

14.	SUPPLEMENTAL CASH FLOW INFORMATION
    The following table summarizes the changes in the components of operating assets and liabilities:

	Three Months Ended March 31,
	2023	2022
Accounts receivable	$32,498	$5,703
Contracts in progress, net	(12,662)	(16,305)
Receivables from and equity in construction joint ventures	474	(2,396)
Other current and non-current assets	(1,501)	(1,400)
Accounts payable	(3,415)	(2,876)
Accrued compensation and other liabilities	(1,608)	8,280
Members' interest subject to mandatory redemption and undistributed earnings	(3,178)	(1,789)
Changes in operating assets and liabilities	$10,608	$(10,783)

15.	SEGMENT INFORMATION
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
The following table presents total revenue and income from operations by reportable segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Revenues	2023	2022
E-Infrastructure Solutions	$205,840	$168,927
Transportation Solutions	111,139	116,141
Building Solutions	86,600	80,894
Total Revenues	$403,579	$365,962

Operating Income (Loss)
E-Infrastructure Solutions	$24,269	$21,285
Transportation Solutions	5,306	4,443
Building Solutions	8,701	9,358
Segment Operating Income	38,276	35,086
Corporate	(5,459)	(5,468)
Acquisition Related Costs	(190)	(255)
Total Operating Income	$32,627	$29,363

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
•cost escalations associated with our contracts, including changes in availability, proximity and cost of materials such as steel, cement, concrete, aggregates, oil, fuel and other construction materials, including changes in U.S. trade policies and retaliatory responses from other countries and cost escalations associated with subcontractors and labor;
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
•our ability to meet the terms and conditions of our debt obligations and covenants; and
•the other risks discussed in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) under “Part I, Item 1A. Risk Factors,” or our other filings with the Securities and Exchange Commission.
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

OVERVIEW
General—Sterling Infrastructure, Inc., (“Sterling,” “the Company,” “we,” “our” or “us”) operates through a variety of subsidiaries within three segments specializing in E-Infrastructure, Transportation and Building Solutions in the United States, primarily across the Southern, Northeastern, Mid-Atlantic and Rocky Mountain regions and Hawaii. E-Infrastructure Solutions provides advanced, large-scale site development services for data centers, e-commerce distribution centers, manufacturing, warehousing, energy and more. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, rail and storm drainage systems. Building Solutions projects include residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs and other concrete work. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.
Myers Disposition—On November 30, 2022, we entered into an agreement (the “Myers Agreement”) and sold the Company’s 50% ownership interest in its partnership with Myers & Sons Construction L.P. (“Myers”) for $18 million in cash. The Company received two payments in the first quarter of 2023 totaling $14 million and in accordance with the Myers Agreement’s payment terms, two payments of $2 million each are due by the end of 2025 and 2027. The disposition is consistent with the Company’s strategic shift to reduce its portfolio of low-bid heavy highway and water containment and treatment projects in order to reduce risk and improve the Company’s margins and to focus on its strategic geographies outside of California. This strategic shift had a major effect on our operations and consolidated financial results, and accordingly, the historical results of Myers have been presented as discontinued operations in our Condensed Consolidated Statements of Operations. Prior to being disclosed as a discontinued operation, the results of Myers were included within our Transportation Solutions segment. The following discussion reflects continuing operations only, unless otherwise indicated. See Note 3 - Dispositions for further discussion.
MARKET OUTLOOK AND TRENDS
We see favorable opportunities for long-term growth across each of our business segments despite the current challenging macroeconomic environment. Inflation, supply chain constraints and labor shortages are easing, though intermittent stresses continue. We remain focused on our strategic objectives, which we believe will enhance our competitive position. These objectives include: 1) growth in our E-Infrastructure segment, with particular focus on large, high-value projects; 2) risk reduction through a continued shift in our Transportation Solutions business away from low-bid heavy highway work (which now represents approximately 11% of our total revenue), toward alternative delivery and design-build projects; 3) continuing to grow market share and geographic presence in Building Solutions; and 4) improving our margins in each of our segments.
E-Infrastructure Solutions—Sterling’s E-Infrastructure Solutions business is driven by our customers’ investments in the development of data centers, e-commerce distribution centers, advanced manufacturing centers, and warehouses. We see significant growth opportunities tied to the implementation of multi-year capital deployment plans by end users including, but not limited to, Rivian, Hyundai Engineering America, SK, Amazon and Meta. Sterling has recently been awarded several large projects related to investments in Electric Vehicle (EV) and solar products. We anticipate continued strong demand from these and other technology sectors, supported by Federal government investment initiatives and incentives. Additionally, we continue to benefit from activity related to multiphase hyperscale data center development. We expect activity with select large fulfillment center customers to remain muted through 2023, offset to some degree by growth in warehouse and distribution center activity with new customers. Equipment and land availability, material delays, fuel price volatility and rising interest rates remain challenging factors for the segment, slowing development from select end users.
Transportation Solutions—Sterling’s Transportation Solutions business is primarily driven by federal, state and municipal funding. Federal funds, on average, provide 50% of annual State Department of Transportation capital outlays for highway and bridge projects. Sterling is benefiting from a number of federal, state and local infrastructure investment programs. At the state and local level, the November 2020 elections saw strong support for Transportation initiatives with the passage of many ballot measures that secured, and in some cases increased, funding. At the Federal level, the November 2021 Infrastructure Investments and Jobs Act (“IIJA”) includes approximately $643 billion in funding for transportation programs ($432 billion for highways, $109 billion for transportation and $102 billion for rail), of which $284 billion is an increase over historic investment levels that will fund new transportation infrastructure. The IIJA also includes $25 billion of funding for airport modernization. In November 2022, the U.S. Department of Transportation (USDOT) and Federal Highway Administration (FHWA) announced approximately $120 billion in Federal Highway apportionment for highways and bridges for fiscal years 2022 and 2023.
Building Solutions—Our Building Solutions segment is comprised of our residential and commercial businesses. The business is driven by new home starts in Dallas-Fort Worth, the segment's largest market, and continued expansion in the Houston and Phoenix markets. Building Solutions' core customer base includes top national, regional and custom home builders in our areas. In 2022, the residential market experienced significant price volatility and availability for key materials, including concrete, steel and lumber, as well as increases in subcontractor labor costs and decreased labor availability. The Company worked with customers to successfully recoup the increases in material and labor costs through price. While the key materials markets have stabilized of late, interest rates have continued to escalate, making new home ownership less affordable. In turn, we saw a decrease in housing starts and reduced demand for single-family homes in 2022. However, 2023 is showing signs of promise as housing starts have seen an uptick. We see the potential for continued gradual improvement in housing starts within our key territories over the course of 2023, barring any unforeseen material shortages or interest rate spikes. For our commercial business, the demand in the multi-family market has started to increase, helping to offset the decrease in housing starts.
BACKLOG
Our remaining performance obligations on our projects, as defined in ASC 606, do not differ from what we refer to as “Backlog.” Our Backlog represents the amount of revenues we expect to recognize in the future from our contract commitments on projects. The contracts in Backlog are typically completed in 6 to 36 months. Our unsigned awards (“Unsigned Awards”) are excluded from Backlog until the contract is executed by our customer. We refer to the combination of our Backlog and Unsigned Awards as “Combined Backlog.” Our book-to-burn ratio, a non-GAAP measure, is determined by taking our additions to Backlog and dividing it by revenue for the applicable period. This metric allows management to monitor the Company’s business development efforts to ensure we grow our Backlog and our business over time, and management believes that this measure is useful to investors for the same reason.
At March 31, 2023, our Backlog was $1.62 billion, as compared to $1.41 billion at December 31, 2022, with a book-to-burn ratio of 1.6X for the three months ended March 31, 2023.
Unsigned Awards were $130.5 million at March 31, 2023 and $275.0 million at December 31, 2022. Combined Backlog totaled $1.75 billion and $1.69 billion at March 31, 2023 and December 31, 2022, respectively, with a book-to-burn ratio of 1.2X for the three months ended March 31, 2023.
The Company’s margin in Backlog has increased to 14.8% at March 31, 2023 from 14.3% at December 31, 2022 and the Combined Backlog margin increased to 14.6% at March 31, 2023 from 14.2% at December 31, 2022, driven by a greater mix of E-Infrastructure Solutions backlog and an improved backlog margin mix within Transportation Solutions.
RESULTS OF OPERATIONS
Consolidated Results (2023 compared to 2022)
Consolidated financial highlights for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Revenues	$403,579	$365,962
Gross profit	61,742	55,149
General and administrative expenses	(23,321)	(20,297)
Intangible asset amortization	(3,736)	(3,568)
Acquisition related costs	(190)	(255)
Other operating expense, net	(1,868)	(1,666)
Operating income	32,627	29,363
Interest, net	(5,554)	(4,642)
Income before income taxes and noncontrolling interests	27,073	24,721
Income tax expense	(7,033)	(6,778)
Less: Net income attributable to noncontrolling interests	(391)	(271)
Net income attributable to Sterling common stockholders	$19,649	$17,672

Gross margin	15.3%	15.1%
Revenues—Revenues were $403.6 million for the first quarter of 2023, an increase of $37.6 million or 10.3% compared with the first quarter of 2022. The increase was driven by a $36.9 million increase in E-Infrastructure Solutions and a $5.7 million increase in Building Solutions, partly offset by a $5.0 million decrease in Transportation Solutions.

Gross profit—Gross profit was $61.7 million for the first quarter of 2023, an increase of $6.6 million or 11.9% compared to the first quarter of 2022. The increase was primarily driven by higher volume from E-Infrastructure Solutions and improved margin mix from Transportation Solutions.

Gross margin—The Company’s gross margin as a percent of revenue increased to 15.3% in the first quarter of 2023, as compared to 15.1% in the first quarter of 2022. The increase in gross margin as a percent of revenue was primarily due to an improved margin mix from Transportation Solutions, partly offset by a lower margin mix of projects within E-Infrastructure and Building Solutions.

Contracts in progress which were not substantially completed totaled approximately 210 and 220 at March 31, 2023 and 2022, respectively. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
General and administrative expenses—General and administrative expenses were $23.3 million, or 5.8% of revenue, for the first quarter of 2023, compared to $20.3 million, or 5.5% of revenue, for the first quarter of 2022. The Company anticipates that general and administrative expense will be approximately 5% of revenue for the full year 2023.
Interest, net—Interest, net was $5.6 million for the first quarter of 2023 compared to $4.6 million for the first quarter of 2022. The increase was due to continued interest rate increases in 2023 on our Credit Facility and the expiration of our interest rate swap in the fourth quarter of 2022, partly offset by the interest rate increase in 2023 on our growing cash balance. Our Credit Agreement contains “benchmark” transition language to address the phase out of LIBOR and provides for alternative methods of calculating the interest rate payable on such indebtedness if LIBOR is not reported. In the second quarter of 2023, we will be required to amend our Credit Agreement to incorporate an alternative benchmark rate. Once selected, use of an alternative benchmark rate may increase our cost of debt.
Income taxes—The effective income tax rate was 26.0% for the first quarter of 2023. The rate varied from the statutory rate primarily as a result of state income taxes, non-deductible compensation and other permanent differences. The Company incurred a tax rate benefit in the first quarter of 2023 for increased tax deductions related to stock compensation. The Company anticipates an effective income tax rate for the full year 2023 of 28% to 29%. See Note 11 - Income Taxes for more information.
Segment Results (2023 compared to 2022)
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

(In thousands)	Three Months Ended March 31,
Revenues	2023	% of Revenue	2022	% of Revenue
E-Infrastructure Solutions	$205,840	51%	$168,927	46%
Transportation Solutions	111,139	28%	116,141	32%
Building Solutions	86,600	21%	80,894	22%
Total Revenues	$403,579		$365,962

Operating Income (Loss)
E-Infrastructure Solutions	$24,269	11.8%	$21,285	12.6%
Transportation Solutions	5,306	4.8%	4,443	3.8%
Building Solutions	8,701	10.0%	9,358	11.6%
Segment Operating Income	38,276	9.5%	35,086	9.6%
Corporate	(5,459)		(5,468)
Acquisition Related Costs	(190)		(255)
Total Operating Income	$32,627	8.1%	$29,363	8.0%

E-Infrastructure Solutions
Revenues—Revenues were $205.8 million for the first quarter of 2023, an increase of $36.9 million or 21.8% compared to the first quarter of 2022. The increase was driven by higher volume from advanced manufacturing and data centers.
Operating income—Operating income was $24.3 million (or 11.8% of revenue) for the first quarter of 2023, an increase of $3.0 million, compared to $21.3 million (or 12.6% of revenue) for the first quarter of 2022. The increase in operating income was primarily driven by the aforementioned higher volume. The decrease in operating margin was primarily due to seasonal weather impacts, supply chain issues, and a mix of certain lower margin activities in the Northeastern and Mid-Atlantic U.S. region.
Transportation Solutions
Revenues—Revenues were $111.1 million for the first quarter of 2023, a decrease of $5.0 million or 4.3% compared to the first quarter of 2022. The decrease was primarily driven by lower heavy highway and aviation revenue due to the timing of backlog execution, partly offset by an increase in other non-highway services revenue.
Operating Income—Operating income was $5.3 million (or 4.8% of revenue) for the first quarter of 2023, an increase of $0.9 million, compared to $4.4 million (or 3.8% of revenue) for the first quarter of 2022. The increases in operating income and margin were driven by improved margin mix, partly offset by lower volume.
Building Solutions
Revenues—Revenues were $86.6 million for the first quarter of 2023, an increase of $5.7 million or 7.1%, compared to the first quarter of 2022. The increase was driven by a $6.3 million increase in commercial revenues, partly offset by a $0.6 million decrease in residential revenues.
Operating income—Operating income was $8.7 million (or 10.0% of revenue) for the first quarter of 2023, a decrease of $0.7 million, compared to $9.4 million (or 11.6% of revenue) for the first quarter of 2022. The decreases in operating income and margin were driven by a greater mix of commercial work, which generally generates lower margins, and a continued escalation in concrete prices.
Consolidated Results (2022 compared to 2021)
Consolidated financial highlights for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Revenues	$365,962	$287,359
Gross profit	55,149	42,479
General and administrative expenses	(20,297)	(15,224)
Intangible asset amortization	(3,568)	(2,866)
Acquisition related costs	(255)	—
Other operating expense, net	(1,666)	(1,960)
Operating income	29,363	22,429
Interest, net	(4,642)	(5,975)
Gain on extinguishment of debt, net	—	(337)
Income before income taxes and noncontrolling interests	24,721	16,117
Income tax expense	(6,778)	(4,724)
Less: Net income attributable to noncontrolling interests	(271)	(1,113)
Net income attributable to Sterling common stockholders	$17,672	$10,280

Gross margin	15.1%	14.8%

Discontinued Operations (Note 3):
Revenues	$44,358	$27,957
Operating (loss) income	$(1,094)	$326
Pretax (loss) income	$1,399	$311

Revenues—Revenues were $366.0 million for first quarter of 2022, an increase of $78.6 million or 27.4% compared with the first quarter of 2021. The increase was driven by a $72.4 million increase in E-Infrastructure Solutions and a $9.2 million increase in Building Solutions, partly offset by a $3.0 million decrease in Transportation Solutions.
Gross profit was $55.1 million for the first quarter of 2022, an increase of $12.7 million or 29.8% compared to the first quarter of 2021. The increase was primarily driven by higher volume, partly offset by continued headwinds from inflation, labor and material supply issues primarily within E-Infrastructure Solutions and Building Solutions.
Contracts in progress that were not substantially complete totaled approximately 220 and 170 March 31, 2022 and 2021, respectively. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
General and administrative expenses—General and administrative expenses were $20.3 million, or 5.5% of revenue, for the first quarter of 2022, compared to $15.2 million, or 5.3% of revenue, for the first quarter of 2021. The increase was primarily driven by the inclusion of $3.1 million of general and administrative expense generated from the acquired Petillo operations in the first quarter of 2022, as well as a continued impact from inflation and supply-chain issues.
Interest expense—Interest expense was $4.7 million for the first quarter of 2022 compared to $6.0 million for the first quarter of 2021. The decrease was due to a 2% lower applicable interest rate provided under the amended Credit Agreement, which was amended in the second quarter of 2021. The decrease was partially offset by interest on the additional borrowings related to the Petillo acquisition.
Income taxes—The effective income tax rate was 27.4% for the first quarter of 2022. Due to its net operating loss carryforwards, the Company had no cash payments for federal income taxes in 2022 or 2021.
Discontinued Operations—Revenues were $44.4 million for the first quarter of 2022, an increase of $16.4 million or 58.7%, compared to the first quarter of 2021. The increase was primarily driven by higher heavy highway and water containment and treatment revenue. Operating loss was $1.1 million for the first quarter of 2022, a decrease of $1.4 million, compared to first quarter 2021. The decrease was primarily the result of professional fees. Pretax income was $1.4 million for the first quarter of 2022, an increase of $1.1 million compared to the first quarter of 2021. The increase was driven by a gain on the forgiveness of a PPP loan, partly offset by the aforementioned operating loss.
Segment Results (2022 compared to 2021)

(In thousands)	Three Months Ended March 31,
Revenues	2022	% of Revenue	2021	% of Revenue
E-Infrastructure Solutions	$168,927	46%	$96,572	34%
Transportation Solutions	116,141	32%	119,097	41%
Building Solutions	80,894	22%	71,690	25%
Total Revenues	$365,962		$287,359

Operating Income (Loss)
E-Infrastructure Solutions	$21,285	12.6%	$17,812	18.4%
Transportation Solutions	4,443	3.8%	2,300	1.9%
Building Solutions	9,358	11.6%	7,361	10.3%
Segment Operating Income	35,086	9.6%	27,473	9.6%
Corporate	(5,468)		(5,044)
Acquisition Related Costs	(255)		—
Total Operating Income	$29,363	8.0%	$22,429	7.8%
E-Infrastructure Solutions
Revenues—Revenues were $168.9 million for the first quarter of 2022, an increase of $72.4 million or 74.9% compared to the first quarter of 2021. The increase was primarily driven by the inclusion of $47.3 million of revenue generated from Petillo operations in the first quarter of 2022, as well as higher volume.

Operating income—Operating income was $21.3 million (or 12.6% of revenue) for the first quarter of 2022, an increase of $3.5 million, compared to $17.8 million (or 18.4% of revenue) for the first quarter of 2021. The increase was primarily driven by the inclusion of three months of operating income generated from Petillo operations in the first quarter of 2022, partly offset by continued headwinds from inflation during this period, supply chain issues and the related impact on productivity and efficiency. The operating income and margin in the first quarter of 2022 were impacted by seasonality of weather in the Northeastern and Mid-Atlantic U.S. region.
Transportation Solutions
Revenues—Revenues were $116.1 million for the first quarter of 2022, a decrease of $3.0 million or 2.5% compared to the first quarter of 2021. The decrease was primarily driven by lower aviation revenue due to the timing of backlog execution, partly offset by an increase in other non-highway services revenue. During the first quarter of 2022, our low-bid heavy highway revenue decreased by $5.3 million, which was offset by an increase of $6.6 million from heavy highway design build and other revenues compared to the first quarter of 2021.
Operating Income—Operating income was $4.4 million (or 3.8% of revenue) for the first quarter of 2022, an increase of $2.1 million, compared to $2.3 million (or 1.9% of revenue) for the first quarter of 2021. The increase in operating income and margin were the result of improved margin mix with the ramp up of construction on large design-build projects and the continued execution of our planned revenue reduction from lower margin low-bid heavy highway work.
Building Solutions
Revenues—Revenues were $80.9 million for the first quarter of 2022, an increase of $9.2 million or 12.8%, compared to the first quarter of 2021. The revenue increased due to a higher volume of slabs poured in the first quarter of 2022, compared to the first quarter of 2021.
Operating income—Operating income was $9.4 million (or 11.6% of revenue) for the first quarter of 2022, an increase of $2.0 million, compared to $7.4 million (or 10.3% of revenue) for the first quarter of 2021. The increase in operating income and margin were driven by the aforementioned higher volume; however, operating margins were impacted by higher material costs for concrete, steel and lumber, and the lack of consistent availability of these materials, as well as labor shortages and increased subcontractor labor costs.
LIQUIDITY AND SOURCES OF CAPITAL
Cash—Cash at March 31, 2023, was $202.6 million, and includes the following components:

(In thousands)	March 31, 2023	December 31, 2022
Generally Available	$125,196	$100,825
Consolidated 50% Owned Subsidiaries	51,476	55,700
Construction Joint Ventures	25,904	25,019
Total Cash	$202,576	$181,544
The following tables set forth information about our cash flows and liquidity:

(In thousands)	Three Months Ended March 31,
Net cash provided by (used in):	2023	2022
Operating activities	$49,058	$26,568
Investing activities	6,505	(14,563)
Financing activities	(35,131)	(13,313)
Net change in cash and cash equivalents	$20,432	$(1,308)
Operating Activities—During the three months ended March 31, 2023, net cash provided by operating activities was $49.1 million compared to net cash provided by operating activities of $26.6 million in the three months ended March 31, 2022. Cash flows provided by operating activities were driven by higher net income, adjusted for various non-cash items and changes in accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below, and other assets and accrued liabilities.

Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in the components of Contract Capital during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Contracts in progress, net	$(12,662)	$(16,305)
Accounts receivable	32,498	5,703
Receivables from and equity in construction joint ventures	474	(2,396)
Accounts payable	(3,415)	(2,876)
Change in Contract Capital, net	$16,895	$(15,874)
During the three months ended March 31, 2023, the change in Contract Capital increased liquidity by $16.9 million. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.
Investing Activities—During the three months ended March 31, 2023, net cash provided by investing activities was $6.5 million, compared to net cash used of $14.6 million in the three months ended March 31, 2022. The net cash provided was driven by $14 million received in accordance with the Myers Agreement’s payment terms for the disposition of Myers and $6.7 million of cash proceeds from the sale of property and equipment, less $14.2 million for purchases of capital equipment. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment.
Financing Activities—During the three months ended March 31, 2023, net cash used in financing activities was $35.1 million, compared to net cash used of $13.3 million in the prior year. The financing cash outflow was driven by $30.8 million of repayments on the Term Loan Facility, including scheduled payments of $5.8 million and an unscheduled early payment of $25 million, and $4.3 million for withholding taxes paid on the net share settlement of vested equity awards.
Discontinued Operations—Cash flows from discontinued operations are disclosed below and in Note 3 - Dispositions, rather than separately presented in the statement of cash flows. The Company does not expect the absence of the cash flows from discontinued operations to have a significant impact on future liquidity and capital resources.

Net cash used in:	Three Months Ended March 31, 2022
Operating activities of Discontinued Operations	$(9,408)
Investing activities of Discontinued Operations	(174)
Financing activities of Discontinued Operations	(81)
Net change in cash, cash equivalents, and restricted cash of Discontinued Operations	$(9,663)
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
JOINT VENTURES
We participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects. The joint venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Although our agreements with our joint venture partners provide that each party will assume and fund its share of any losses resulting from a project, if one of our partners was unable to pay its share, we would be fully liable for such share under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion to which it committed in the joint venture agreement. See the 2022 Form 10-K under “Part I, Item 1A. Risk Factors.”
 At March 31, 2023, there was approximately $35 million of construction work to be completed on unconsolidated construction joint venture contracts, of which approximately $14 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of March 31, 2023, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.
NEW ACCOUNTING STANDARDS
There have been no material changes to the Company’s discussion of new accounting standards from those described in Note 2 - Basis of Presentation and Significant Accounting Policies of our 2022 Form 10-K.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s discussion of critical accounting estimates from those described in Item 7 of our 2022 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our Credit Facility. Our indebtedness as of March 31, 2023 included $392.9 million of variable rate debt under our Credit Facility. At March 31, 2023 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $3.9 million per year.
Other
Fair Value—The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. Based upon the current market rates for debt with similar credit risk and maturities, at March 31, 2023, the fair value of our debt outstanding approximated the carrying value, as interest is based on LIBOR plus an applicable margin.
Inflation—While inflation did not have a material impact on our financial results for many years, since 2021, supply chain volatility and inflation has resulted in price increases in oil, fuel, lumber, concrete, steel and labor which have increased our cost of operations, and inflation has increased our general and administrative expense. Anticipated cost increases are considered in our bids to customers; however, inflation has had, and may continue to have, a negative impact on the Company’s financial results.
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2023. As previously disclosed in “Part II, Item 9A. Controls and Procedures” of the 2022 Form 10-K, we completed the acquisition of Concrete Construction Services of Arizona LLC and its affiliated company’s business (collectively, “CCS”) on December 20, 2022 and, as permitted by SEC guidance for newly acquired businesses, we have elected to exclude the acquired business operations of CCS from the scope of design and operation of our disclosure controls and procedures for the quarter ended March 31, 2023. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2023 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have not been any material changes from the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of the 2022 Form 10-K. You should carefully consider such risk factors, which could materially affect the business, financial condition or future results.
Item 6. Exhibits
The following exhibits are filed with this Report:

Exhibit No.	Exhibit Title
3.1 (1)
Composite Certificate of Incorporation of Sterling Infrastructure, Inc. as amended through June 1, 2022 (incorporated by reference to Exhibit 3.1 to Sterling Infrastructure, Inc.’s Quarterly Report on Form 10-Q, filed on August 2, 2022 (SEC File No. 1-31993)).

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

STERLING INFRASTRUCTURE, INC.

Date: May 2, 2023	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer and Duly Authorized Officer