Form 10-Q
period 2023-06-30
STERLING INFRASTRUCTURE, INC.
filed 2023-08-08
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of August 4, 2023 – 30,818,070

STERLING INFRASTRUCTURE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Continuing Operations:
Revenues	$522,325	$461,827	$925,904	$827,789
Cost of revenues	(430,051)	(390,819)	(771,888)	(701,632)
Gross profit	92,274	71,008	154,016	126,157
General and administrative expense	(24,034)	(20,844)	(47,355)	(41,141)
Intangible asset amortization	(3,737)	(3,514)	(7,473)	(7,082)
Acquisition related costs	(59)	(230)	(249)	(485)
Other operating expense, net	(4,181)	(2,431)	(6,049)	(4,097)
Operating income	60,263	43,989	92,890	73,352
Interest income	2,203	28	4,177	36
Interest expense	(7,731)	(4,477)	(15,259)	(9,127)
Income before income taxes	54,735	39,540	81,808	64,261
Income tax expense	(14,505)	(11,015)	(21,538)	(17,793)
Net income, including noncontrolling interests	40,230	28,525	60,270	46,468
Less: Net income attributable to noncontrolling interests	(750)	(411)	(1,141)	(682)
Net income from Continuing Operations	$39,480	$28,114	$59,129	$45,786

Discontinued Operations (Note 3):
Pretax loss	$—	$(2,900)	$—	$(1,501)
Income tax benefit	—	747	—	928
Net loss from Discontinued Operations	$—	$(2,153)	$—	$(573)

Net income attributable to Sterling common stockholders	$39,480	$25,961	$59,129	$45,213

Net income per share from Continuing Operations:
Basic	$1.28	$0.93	$1.93	$1.52
Diluted	$1.27	$0.93	$1.91	$1.52

Net loss per share from Discontinued Operations:
Basic	$—	$(0.07)	$—	$(0.02)
Diluted	$—	$(0.07)	$—	$(0.02)

Net income per share attributable to Sterling common stockholders:
Basic	$1.28	$0.86	$1.93	$1.50
Diluted	$1.27	$0.86	$1.91	$1.50

Weighted average common shares outstanding:
Basic	30,780	30,225	30,699	30,094
Diluted	31,000	30,362	30,886	30,229

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income from Continuing Operations, including noncontrolling interests	$40,230	$28,525	$60,270	$46,468
Net loss from Discontinued Operations	—	(2,153)	—	(573)
Net income, including noncontrolling interests	40,230	26,372	60,270	45,895
Other comprehensive income, net of tax
Change in interest rate swap, net of tax (Note 12)	—	839	—	2,402
Total comprehensive income	40,230	27,211	60,270	48,297
Less: Comprehensive income attributable to noncontrolling interests	(750)	(411)	(1,141)	(682)
Comprehensive income attributable to Sterling common stockholders	$39,480	$26,800	$59,129	$47,615

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents ($28,484 and $25,014 related to variable interest entities (“VIEs”))	$278,121	$181,544
Accounts receivable ($2,280 and $0 related to VIEs)	296,496	262,646
Contract assets	115,011	109,803
Receivables from and equity in construction joint ventures	11,407	14,122
Other current assets	14,765	29,139
Total current assets	715,800	597,254
Property and equipment, net	228,461	215,482
Operating lease right-of-use assets, net	61,106	59,415
Goodwill	262,692	262,692
Other intangibles, net	291,650	299,123
Other non-current assets, net	7,649	7,654
Total assets	$1,567,358	$1,441,620

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($4,658 and $2,540 related to VIEs)	$140,620	$121,887
Contract liabilities ($17,030 and $15,551 related to VIEs)	335,877	239,297
Current maturities of long-term debt	35,062	32,610
Current portion of long-term lease obligations	18,129	19,715
Accrued compensation	25,335	24,136
Other current liabilities	12,742	8,966
Total current liabilities	567,765	446,611
Long-term debt	329,284	398,735
Long-term lease obligations	43,087	40,103
Members’ interest subject to mandatory redemption and undistributed earnings	21,296	21,597
Deferred tax liability, net	58,449	51,659
Other long-term liabilities	5,563	5,116
Total liabilities	1,025,444	963,821
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $0.01 per share; 58,000 and 38,000 shares authorized, 30,816 and 30,585 shares issued and outstanding	308	306
Additional paid in capital	291,757	287,914
Retained earnings	245,508	186,379
Total Sterling stockholders’ equity	537,573	474,599
Noncontrolling interests	4,341	3,200
Total stockholders’ equity	541,914	477,799
Total liabilities and stockholders’ equity	$1,567,358	$1,441,620

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$60,270	$45,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,672	25,412
Amortization of debt issuance costs and non-cash interest	877	1,102
Gain on disposal of property and equipment	(2,631)	(716)
Gain on debt extinguishment, net	—	(2,428)
Deferred taxes	6,790	14,505
Stock-based compensation	7,003	5,238
Change in fair value of interest rate swap	—	(173)
Changes in operating assets and liabilities (Note 14)	81,126	(46,861)
Net cash provided by operating activities	181,107	41,974
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(3,033)
Disposition proceeds	14,000	—
Capital expenditures	(38,859)	(28,945)
Proceeds from sale of property and equipment	8,525	951
Net cash used in investing activities	(16,334)	(31,027)
Cash flows from financing activities:
Repayments of debt	(67,589)	(11,770)
Withholding taxes paid on net share settlement of equity awards	(4,328)	(7,385)
Net cash used in financing activities	(71,917)	(19,155)
Net change in cash, cash equivalents, and restricted cash	92,856	(8,208)
Cash, cash equivalents and restricted cash at beginning of period	185,265	88,693
Cash, cash equivalents and restricted cash at end of period	278,121	80,485
Less: restricted cash - Continuing Operations	—	(3,721)
Less: cash, cash equivalents and restricted cash - Discontinued Operations	—	(14,687)
Cash and cash equivalents at end of period - Continuing Operations	$278,121	$62,077

Non-cash items:
Capital expenditures	$705	$1,064

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid in Capital	Retained Earnings	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	30,585	$306	$287,914	$186,379	$474,599	$3,200	$477,799
Net income	—	—	—	19,649	19,649	391	20,040
Stock-based compensation	—	—	4,486	—	4,486	—	4,486
Issuance of stock	316	2	216	—	218	—	218
Shares withheld for taxes	(111)	—	(4,288)	—	(4,288)	—	(4,288)
Balance at March 31, 2023	30,790	$308	$288,328	$206,028	$494,664	$3,591	$498,255
Net income	—	—	—	39,480	39,480	750	40,230
Stock-based compensation	—	—	3,270	—	3,270	—	3,270
Issuance of stock	27	—	199	—	199	—	199
Shares withheld for taxes	(1)	—	(40)	—	(40)	—	(40)
Balance at June 30, 2023	30,816	$308	$291,757	$245,508	$537,573	$4,341	$541,914

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	29,838	$298	$280,274	$79,918	$(1,723)	$358,767	$1,460	$360,227
Net income	—	—	—	19,252	—	19,252	271	19,523
Change in interest rate swap	—	—	—	—	1,563	1,563	—	1,563
Stock-based compensation	—	—	3,521	—	—	3,521	—	3,521
Issuance of stock	688	7	185	—	—	192	—	192
Shares withheld for taxes	(263)	(3)	(7,383)	—	—	(7,386)	—	(7,386)
Balance at March 31, 2022	30,263	$302	$276,597	$99,170	$(160)	$375,909	$1,731	$377,640
Net income	—	—	—	25,961	—	25,961	411	26,372
Change in interest rate swap	—	—	—	—	839	839	—	839
Stock-based compensation	—	—	2,333	—	—	2,333	—	2,333
Issuance of stock	36	1	190	—	—	191	—	191
Balance at June 30, 2022	30,299	$303	$279,120	$125,131	$679	$405,233	$2,142	$407,375

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
($ and share values in thousands, except per share data)
(Unaudited)

1.	NATURE OF OPERATIONS
Business Summary
Sterling Infrastructure, Inc., (“Sterling,” “the Company,” “we,” “our” or “us”), a Delaware corporation, operates through a variety of subsidiaries within three segments specializing in E-Infrastructure, Transportation and Building Solutions in the United States, primarily across the Southern, Northeastern, Mid-Atlantic and Rocky Mountain regions and Hawaii. E-Infrastructure Solutions provides advanced, large-scale site development services for manufacturing, data centers, e-commerce distribution centers, warehousing, energy and more. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, rail and storm drainage systems. Building Solutions includes residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs and other concrete work. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.
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
Accounts Receivable—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Receivables are written off based on the individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At June 30, 2023 and December 31, 2022, our allowance for our estimate of expected credit losses was zero.

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
Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. These assets and liabilities are reported on the Condensed Consolidated Balance Sheet within “Contract assets” and “Contract liabilities” on a contract-by-contract basis at the end of each reporting period. At June 30, 2023 and December 31, 2022, contract assets included $70,853 and $65,682 of retainage, respectively, and contract liabilities included $78,929 and $63,848 of retainage, respectively. Retainage on active contracts is classified as current regardless of the term of the contract and is generally collected within one year of the completion of a contract. We anticipate collecting approximately 70% of our June 30, 2023 retainage during the next twelve months.
Contract assets increased by $5,208 compared to December 31, 2022, primarily due to higher unbilled revenue and retainage. Contract liabilities increased by $96,580 compared to December 31, 2022, due to the timing of advance billings and work progression and a decrease in retainage. Revenue recognized for the three and six months ended June 30, 2023 that was included in the contract liability balance on December 31, 2022 was $49,596 and $147,426, respectively. Revenue recognized for the three and six months ended June 30, 2022 that was included in the contract liability balance on December 31, 2021 was $16,439 and $83,597, respectively.
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
Cash and Restricted Cash—Our cash is comprised of highly liquid investments with maturities of three months or less. Restricted cash of zero and $3,721 is included in “Other current assets” on the Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, respectively. This balance represented cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements with the Company’s insurance providers.
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and in December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under ASU 2020-04 from December 31, 2022 to December 31, 2024. The ASU provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”) by providing certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships and other transactions that reference LIBOR as a benchmark rate are modified. The Company adopted the optional guidance in the second quarter of 2023 and it did not have a material impact on the Condensed Consolidated Financial Statements.

3.	DISPOSITIONS
Myers Disposition—On November 30, 2022, we entered into an agreement (the “Myers Agreement”) and sold the Company’s 50% ownership interest in its partnership with Myers & Sons Construction L.P. (“Myers”) for $18,000 in cash. The Company received two payments in the first quarter of 2023 totaling $14,000 and in accordance with the Myers Agreement’s payment terms, two payments of $2,000 each are due by the end of 2025 and 2027. The remaining $4,000 in deferred payments receivable is recorded within “Other non-current assets, net” on our June 30, 2023 Consolidated Balance Sheet at present value calculated using an implicit interest rate of 5.75%. The disposition is consistent with the Company’s strategic shift to reduce its portfolio of low-bid heavy highway and water containment and treatment projects in order to reduce risk, improve the Company’s margins, and to focus on its strategic geographies outside of California. The disposition represented a strategic shift that had a major effect on our operations and consolidated financial results, and accordingly, the historical results of Myers have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Balance Sheets. Prior to being disclosed as a discontinued operation, the results of Myers were included within our Transportation Solutions segment.
The following table presents the components of net income from discontinued operations for the three and six months ended June 30, 2022.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Revenues	$48,741	$93,099
Cost of revenues	(51,365)	(94,733)
Gross loss	(2,624)	(1,634)
General and administrative expense	(2,580)	(5,355)
Other operating income, net	2,305	2,996
Operating loss	(2,899)	(3,993)
Net interest (expense) income	(1)	64
Gain on extinguishment of debt	—	2,428
Pretax loss	(2,900)	(1,501)
Income tax benefit	747	928
Net loss from Discontinued Operations	$(2,153)	$(573)
The following table presents the cash flows from discontinued operations for the six months ended June 30, 2022.

Net cash used in:	Six Months Ended June 30, 2022
Operating activities of Discontinued Operations	$(8,699)
Investing activities of Discontinued Operations	(459)
Financing activities of Discontinued Operations	(81)
Net change in cash, cash equivalents, and restricted cash of Discontinued Operations	$(9,239)

4.	REVENUE FROM CUSTOMERS
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

	June 30, 2023	December 31, 2022
E-Infrastructure Solutions RPOs	$886,641	$603,227
Transportation Solutions RPOs	743,604	713,173
Building Solutions RPOs - Commercial	105,424	97,942
Total RPOs	$1,735,669	$1,414,342
The Company expects to recognize approximately 75% of its RPOs as revenue during the next twelve months, and the balance thereafter.

Revenue Disaggregation—The following tables present the Company’s revenue disaggregated by major end market and contract type:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues by major end market	2023	2022	2023	2022
E-Infrastructure Solutions Revenues	$260,148	$233,548	$465,988	$402,475
Heavy Highway	113,310	106,242	180,576	194,455
Aviation	18,310	18,922	31,746	36,117
Other Non-Highway Services	19,468	17,476	49,905	28,209
Transportation Solutions Revenues	151,088	142,640	262,227	258,781
Residential	73,413	60,471	127,127	114,741
Commercial	37,676	25,168	70,562	51,792
Building Solutions Revenues	111,089	85,639	197,689	166,533
Total Revenues	$522,325	$461,827	$925,904	$827,789

Revenues by contract type
Lump-Sum	$294,815	$259,695	$531,514	$444,452
Fixed-Unit Price	151,326	138,186	264,189	263,608
Residential and Other	76,184	63,946	130,201	119,729
Total Revenues	$522,325	$461,827	$925,904	$827,789
Variable Consideration
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to the Company’s customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken. Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $7,825 and $8,649, at June 30, 2023 and December 31, 2022, respectively, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes such profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in contract estimates resulted in net increases of $8,122 and $16,735 for the three and six months ended June 30, 2023, respectively, and net increases of $13,409 and $28,993 for the three and six months ended June 30, 2022, respectively, included in “Operating income” on the Condensed Consolidated Statements of Operations.

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

Summary financial information for this construction joint venture is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$16,719	$12,609	$25,263	$20,462
Operating income	$1,106	$836	$1,682	$1,388
Net income	$1,433	$840	$2,153	$1,394
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

	June 30, 2023	December 31, 2022
Current assets	$50,982	$68,258
Current liabilities	$(23,673)	$(33,944)
Sterling’s receivables from and equity in construction joint ventures	$11,407	$14,122

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$19,524	$39,185	$31,777	$77,638
Income before tax	$6,220	$6,072	$8,328	$10,467
Sterling’s noncontrolling interest:
Revenues	$7,883	$16,267	$12,783	$32,917
Income before tax	$2,558	$2,503	$3,418	$4,376
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

6.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	June 30, 2023	December 31, 2022
Construction and transportation equipment	$374,049	$345,647
Buildings and improvements	20,823	20,500
Land	3,402	3,402
Office equipment	3,524	3,352
Total property and equipment	401,798	372,901
Less accumulated depreciation	(173,337)	(157,419)
Total property and equipment, net	$228,461	$215,482
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $10,243 and $20,199 for the three and six months ended June 30, 2023, respectively, and $9,717 and $17,512 for the three and six months ended June 30, 2022, respectively.

7.	OTHER INTANGIBLE ASSETS
The following table presents our acquired finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		June 30, 2023		December 31, 2022
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	24	$284,923	$(43,102)	$284,923	$(37,044)
Trade names	24	57,607	(8,330)	57,607	(7,150)
Non-compete agreements	5	2,487	(1,935)	2,487	(1,700)
Total	24	$345,017	$(53,367)	$345,017	$(45,894)
    The Company’s intangible amortization expense was $3,737 and $7,473 for the three and six months ended June 30, 2023, respectively, and $3,514 and $7,082 for the three and six months ended June 30, 2022, respectively.

8.	DEBT
The Company’s outstanding debt was as follows:

	June 30, 2023	December 31, 2022
Term Loan Facility	$356,147	$423,663
Revolving Credit Facility	—	—
Credit Facility	356,147	423,663
Other debt	10,337	10,901
Total debt	366,484	434,564
Less - Current maturities of long-term debt	(35,062)	(32,610)
Less - Unamortized debt issuance costs	(2,138)	(3,219)
Total long-term debt	$329,284	$398,735
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
On June 5, 2023, the Credit Agreement was amended pursuant to an opt-in election to address the cessation of LIBOR and provide an alternative, replacement method of calculating the interest rates payable under the Credit Agreement with adjusted forward-looking term rates based on the Secured Overnight Financing Rate (“Term SOFR”).
The Term Loan Facility bears interest at either the base rate plus a margin, or at a one-, three- or six-month Term SOFR rate plus a margin, at the Company’s election. At June 30, 2023, the Company calculated interest using a Term SOFR rate of 5.15% and an applicable margin of 2.00% per annum, and had a weighted average interest rate of approximately 6.77% per annum during the six months ended June 30, 2023. Scheduled principal payments on the Term Loan Facility are made quarterly and total approximately $31,900 and $26,100 for the years ending 2023 and 2024, respectively. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on October 2, 2024. For the three and six months ended June 30, 2023, the Company made scheduled Term Loan Facility payments of $8,710 and $14,516, respectively and voluntary early payments of $28,000 and $53,000, respectively.
The Revolving Credit Facility bears interest at the same rate options as the Term Loan Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. At June 30, 2023, we had no outstanding borrowings under the $75,000 Revolving Credit Facility.

Debt Issuance Costs—The costs associated with the Credit Facility are reflected on the Condensed Consolidated Balance Sheets as a direct reduction from the related debt liability and amortized over the term of the facility. Amortization of debt issuance costs was $502 and $1,081 for the three and six months ended June 30, 2023, respectively, and $546 and $1,102 for the three and six months ended June 30, 2022, respectively, and was recorded as interest expense.
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
Compliance and Other—The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict the ability of us and our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain certain financial covenants. As of June 30, 2023, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Condensed Consolidated Balance Sheets. Based upon the current market rates for debt with similar credit risk and maturities, at June 30, 2023 and December 31, 2022, the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR plus an applicable margin.

9.	LEASE OBLIGATIONS
    The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of one month to ten years, some of which include options to extend the leases for up to ten years.
    The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$5,510	$4,216	$10,464	$6,909
Short-term lease cost	$3,750	$3,141	$8,125	$6,309

Finance lease cost:
Amortization of right-of-use assets	$36	$36	$73	$77
Interest on lease liabilities	2	3	4	7
Total finance lease cost	$38	$39	$77	$84
    Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2023	2022
Operating cash flows from operating leases	$9,924	$7,075
Operating cash flows from finance leases	$4	$7
Financing cash flows from finance leases	$73	$77

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$10,891	$29,057
Finance leases	$—	$—

    Supplemental balance sheet information related to leases is as follows:

Operating Leases	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$61,106	$59,415

Current portion of long-term lease obligations	$18,129	$19,715
Long-term lease obligations	43,087	40,103
Total operating lease liabilities	$61,216	$59,818
Finance Leases
Property and equipment, at cost	$1,479	$1,479
Accumulated depreciation	(1,091)	(1,056)
Property and equipment, net	$388	$423

Current maturities of long-term debt	$151	$148
Long-term debt	—	76
Total finance lease liabilities	$151	$224
Weighted Average Remaining Lease Term
Operating leases	4.0	4.5
Finance leases	1.0	1.5
Weighted Average Discount Rate
Operating leases	5.7%	5.6%
Finance leases	4.3%	4.3%
    Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2023 (excluding the six months ended June 30, 2023)	$10,229	$77
2024	20,286	77
2025	17,558	—
2026	11,291	—
2027	2,779	—
2028	1,583	—
Thereafter	4,809	—
Total lease payments	$68,535	$154
Less imputed interest	(7,319)	(3)
Total	$61,216	$151

10.	COMMITMENTS AND CONTINGENCIES
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
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Current tax expense	$10,443	$1,507	$14,748	$2,447
Deferred tax expense	4,062	9,508	6,790	15,346
Income tax expense	$14,505	$11,015	$21,538	$17,793

Cash paid for income taxes	$14,514	$2,798	$14,514	$2,798
The effective income tax rate for the three and six months ended June 30, 2023 was 26.5% and 26.3%, respectively. The rate varied from the statutory rate primarily as a result of state income taxes, non-deductible compensation, and other permanent differences. The Company incurred a tax rate benefit in the first half of 2023 for increased tax deductions related to stock compensation. The Company anticipates an effective income tax rate for the full year 2023 of approximately 27%.
As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

12.	STOCK INCENTIVE PLAN AND OTHER EQUITY ACTIVITY
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) and an employee stock purchase plan (the “ESPP”) that are administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”). Changes in common stock and additional paid in capital during the six months ended June 30, 2023 primarily relate to activity associated with the Stock Incentive Plan, the ESPP and shares withheld for taxes.
Share Grants—During the six months ended June 30, 2023, the Company granted the following awards under the Stock Incentive Plan:

	Shares	Weighted Average Grant-Date Fair Value per Share
RSAs	20	$40.26
RSUs	95	$32.99
PSUs (at target)	143	$34.62
Total shares granted	258
Share Issuances—During the six months ended June 30, 2023, the Company issued the following shares under the Stock Incentive Plan and the ESPP:

Shares
RSAs (issued upon grant)	20
RSUs (issued upon vesting)	6
PSUs (issued upon vesting)	306
ESPP (issued upon sale)	11
Total shares issued	343

Stock-Based Compensation—During the three and six months ended June 30, 2023, the Company recognized $3,270 and $6,031, respectively, of stock-based compensation expense, and during the three and six months ended June 30, 2022, the Company recognized $2,333 and $4,629, respectively, of stock-based compensation expense, primarily within general and administrative expenses. Included within total stock-based compensation expense for the three and six months ended June 30, 2023 is $36 and $74, respectively, of expense related to the ESPP, and during the three and six months ended June 30, 2022, the Company recognized $33 and $67, respectively, of expense related to the ESPP. Additionally, the Company has liability-based awards for which the number of units awarded is not determined until the vesting date. During the three and six months ended June 30, 2023, the Company recognized $0 and $1,725, respectively, within additional paid in capital for the vesting of liability-based awards. During the three and six months ended June 30, 2022, the Company recognized $0 and $1,225, respectively, within additional paid in capital for the vesting of liability-based awards. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures.
Shares Withheld for Taxes—The Company withheld 1 and 112 shares for taxes on RSU/PSU stock-based compensation vestings for $40 and $4,328 during the three and six months ended June 30, 2023, respectively.
AOCI—During the six months ended June 30, 2022, we utilized a swap arrangement to hedge against interest rate variability associated with the Term Loan Facility until the swap contract expired on December 12, 2022. The Company had designated its interest rate swap as a cash flow hedging derivative and changes in fair value were recognized in other comprehensive income (loss) (“OCI”) until the underlying hedged item was recognized in earnings. The following table presents the total value recognized in OCI and reclassified from AOCI into earnings during the three and six months ended June 30, 2022 for derivatives designated as cash flow hedges:

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Net gain (loss) recognized in OCI	$672	$(153)	$519	$1,957	$(446)	$1,511
Net amount reclassified from AOCI into earnings	415	(95)	320	1,156	(265)	891
Change in other comprehensive income	$1,087	$(248)	$839	$3,113	$(711)	$2,402

13.	EARNINGS PER SHARE
The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2023	2022	2023	2022
Net income from Continuing Operations	$39,480	$28,114	$59,129	$45,786
Net income from Discontinued Operations	—	(2,153)	—	(573)
Net income attributable to Sterling common stockholders	$39,480	$25,961	$59,129	$45,213

Denominator:
Weighted average common shares outstanding — basic	30,780	30,225	30,699	30,094
Shares for dilutive unvested stock and warrants	220	137	187	135
Weighted average common shares outstanding — diluted	31,000	30,362	30,886	30,229

Net income per share from Continuing Operations:
Basic	$1.28	$0.93	$1.93	$1.52
Diluted	$1.27	$0.93	$1.91	$1.52

Net income per share from Discontinued Operations:
Basic	$—	$(0.07)	$—	$(0.02)
Diluted	$—	$(0.07)	$—	$(0.02)

Net income per share attributable to Sterling common stockholders:
Basic	$1.28	$0.86	$1.93	$1.50
Diluted	$1.27	$0.86	$1.91	$1.50

14.	SUPPLEMENTAL CASH FLOW INFORMATION
    The following table summarizes the changes in the components of operating assets and liabilities:

	Six Months Ended June 30,
	2023	2022
Accounts receivable	$(33,850)	$(70,745)
Contracts in progress, net	91,372	(4,328)
Receivables from and equity in construction joint ventures	2,715	(14)
Other current and non-current assets	(3,430)	(1,245)
Accounts payable	18,028	18,480
Accrued compensation and other liabilities	6,592	14,321
Members' interest subject to mandatory redemption and undistributed earnings	(301)	(3,330)
Changes in operating assets and liabilities	$81,126	$(46,861)

15.	SEGMENT INFORMATION
The Company’s internal and public segment reporting are aligned based upon the services offered by its operating segments. The Company’s operations consist of three reportable segments: E-Infrastructure Solutions, Transportation Solutions and Building Solutions. The segment information for the prior periods presented has been recast to conform to the current presentation.
The Company’s Chief Operating Decision Maker evaluates the performance of the operating segment based upon revenue and income from operations. We incur expenses at the corporate level that relate to our business as a whole. Certain of these amounts have been charged to our business segments by various methods, largely on the basis of usage, with the unallocated remainder reported in the “Corporate General and Administrative Expense” line. Corporate general and administrative expense is primarily comprised of corporate headquarters facility expense, the cost of the executive management team, and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as corporate human resources, legal, governance, compliance and finance functions.
The following table presents total revenue and income from operations by reportable segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2023	2022	2023	2022
E-Infrastructure Solutions	$260,148	$233,548	$465,988	$402,475
Transportation Solutions	151,088	142,640	262,227	258,781
Building Solutions	111,089	85,639	197,689	166,533
Total Revenues	$522,325	$461,827	$925,904	$827,789

Operating Income
E-Infrastructure Solutions	$43,167	$32,824	$67,436	$54,109
Transportation Solutions	9,856	7,410	15,162	11,853
Building Solutions	13,480	9,751	22,181	19,109
Segment Operating Income	66,503	49,985	104,779	85,071
Corporate General and Administrative Expense	(6,181)	(5,766)	(11,640)	(11,234)
Acquisition Related Costs	(59)	(230)	(249)	(485)
Total Operating Income	$60,263	$43,989	$92,890	$73,352

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This quarterly report on Form 10-Q (“Report”) contains statements that are, or may be considered to be, “forward-looking statements” regarding the Company which represent our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for certain forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements included herein relate to matters that are not based on historical facts and reflect our current expectations as of the date of this Report, regarding items such as: our industry and business outlook, including relating to federal, state and municipal funding for projects, the residential home building market and demand from our customers; business strategy, including the integration of recent acquisitions and the potential for additional future acquisitions; expectations and estimates relating to our backlog; expectations concerning our market position; future operations; margins; profitability; capital expenditures; liquidity and capital resources; and other financial and operating information. Forward-looking statements may use or contain words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “will,” “would” and similar terms and phrases.
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
•changes in general economic conditions, including reductions in federal, state and local government funding for projects, changes in those governments’ budgets, practices, laws and regulations and interest rate fluctuations and other adverse economic factors beyond our control in our geographic markets;
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

OVERVIEW
General—Sterling Infrastructure, Inc., (“Sterling,” “the Company,” “we,” “our” or “us”) operates through a variety of subsidiaries within three segments specializing in E-Infrastructure, Transportation and Building Solutions in the United States, primarily across the Southern, Northeastern, Mid-Atlantic and Rocky Mountain regions and Hawaii. E-Infrastructure Solutions provides advanced, large-scale site development services for manufacturing, data centers, e-commerce distribution centers, warehousing, energy and more. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, rail and storm drainage systems. Building Solutions includes residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs and other concrete work. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.
Myers Disposition—On November 30, 2022, we entered into an agreement (the “Myers Agreement”) and sold the Company’s 50% ownership interest in its partnership with Myers & Sons Construction L.P. (“Myers”) for $18 million in cash. The Company received two payments in the first quarter of 2023 totaling $14 million and in accordance with the Myers Agreement’s payment terms, two payments of $2 million each are due by the end of 2025 and 2027. The disposition is consistent with the Company’s strategic shift to reduce its portfolio of low-bid heavy highway and water containment and treatment projects in order to reduce risk, improve the Company’s margins and to focus on its strategic geographies outside of California. This strategic shift had a major effect on our operations and consolidated financial results, and accordingly, the historical results of Myers have been presented as discontinued operations in our Condensed Consolidated Statements of Operations. Prior to being disclosed as a discontinued operation, the results of Myers were included within our Transportation Solutions segment. The following discussion reflects continuing operations only, unless otherwise indicated. See Note 3 - Dispositions for further discussion.
MARKET OUTLOOK AND TRENDS
We see favorable opportunities for long-term growth across each of our business segments despite the current challenging macroeconomic environment. Inflation, supply chain constraints and labor shortages are easing, though intermittent stresses continue. We remain focused on our strategic objectives, which we believe will enhance our competitive position. These objectives include: 1) growth in our E-Infrastructure Solutions segment, with particular focus on large, high-value projects; 2) risk reduction through a continued shift in our Transportation Solutions business away from low-bid heavy highway work, toward alternative delivery and design-build projects; 3) continuing to grow market share and geographic presence in Building Solutions; and 4) improving our margins in each of our segments.
E-Infrastructure Solutions—Sterling’s E-Infrastructure Solutions business is driven by our customers’ investments in the development of data centers, e-commerce distribution centers, advanced manufacturing centers and warehouses. We see significant growth opportunities tied to the implementation of multi-year capital deployment plans by end users including, but not limited to, Rivian, Hyundai Engineering America, SK, Amazon and Meta. Sterling has recently been awarded several large projects related to investments in Electric Vehicle (EV) and solar products. We anticipate continued strong demand from these and other technology sectors, supported by Federal government investment initiatives and incentives. Additionally, we continue to benefit from activity related to multiphase hyperscale data center development. While we are seeing strength across the majority of our end customers, in 2023 we have experienced a decline in large e-commerce distribution center activity. We expect this market will remain muted through 2024.
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
Building Solutions—Our Building Solutions segment is comprised of our residential and commercial businesses. The business is driven by new home starts in Dallas-Fort Worth, the segment's largest market, and continued expansion in the Houston and Phoenix markets. Building Solutions' core customer base includes top national, regional and custom home builders in our areas. In 2022, the residential market experienced significant price volatility and availability for key materials, including concrete, steel and lumber, as well as increases in subcontractor labor costs and decreased labor availability. The Company worked with customers to successfully recoup the increases in material and labor costs through price. While the key materials markets have stabilized of late, interest rates have continued to escalate, making new home ownership less affordable. In turn, we saw a decrease in housing starts and reduced demand for single-family homes in 2022. However, the year is showing signs of recovery, which we anticipate will continue through 2023, barring any unforeseen material shortages or interest rate spikes. For our commercial business, the demand in the multi-family market has started to increase, helping to offset the decrease in housing starts.
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
At June 30, 2023, our Backlog was $1.74 billion, as compared to $1.41 billion at December 31, 2022, with a book-to-burn ratio of 1.4X for the six months ended June 30, 2023.
Unsigned Awards were $657.2 million at June 30, 2023 and $275.0 million at December 31, 2022. Combined Backlog totaled $2.39 billion and $1.69 billion at June 30, 2023 and December 31, 2022, respectively, with a book-to-burn ratio of 1.9X for the six months ended June 30, 2023.
The Company’s margin in Backlog has increased to 15.5% at June 30, 2023 from 14.3% at December 31, 2022 and the Combined Backlog margin increased to 14.7% at June 30, 2023 from 14.2% at December 31, 2022, driven by a greater mix of E-Infrastructure Solutions backlog and an improved backlog margin mix within Transportation Solutions.
RESULTS OF OPERATIONS
Consolidated Results (2023 compared to 2022)
Consolidated financial highlights for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Revenues	$522,325	$461,827	$925,904	$827,789
Gross profit	92,274	71,008	154,016	126,157
General and administrative expenses	(24,034)	(20,844)	(47,355)	(41,141)
Intangible asset amortization	(3,737)	(3,514)	(7,473)	(7,082)
Acquisition related costs	(59)	(230)	(249)	(485)
Other operating expense, net	(4,181)	(2,431)	(6,049)	(4,097)
Operating income	60,263	43,989	92,890	73,352
Interest, net	(5,528)	(4,449)	(11,082)	(9,091)
Income before income taxes and noncontrolling interests	54,735	39,540	81,808	64,261
Income tax expense	(14,505)	(11,015)	(21,538)	(17,793)
Less: Net income attributable to noncontrolling interests	(750)	(411)	(1,141)	(682)
Net income attributable to Sterling common stockholders	$39,480	$28,114	$59,129	$45,786

Gross margin	17.7%	15.4%	16.6%	15.2%
Revenues—Revenues were $522.3 million for the second quarter of 2023, an increase of $60.5 million or 13.1% compared with the second quarter of 2022. The increase in the second quarter of 2023 was driven by a $26.6 million increase in E-Infrastructure Solutions, a $25.5 million increase in Building Solutions and a $8.4 million increase in Transportation Solutions. Revenues were $925.9 million for the six months ended June 30, 2023, an increase of $98.1 million or 11.9% compared with the six months ended June 30, 2022. The increase in the six months ended June 30, 2023 was driven by a $63.5 million increase in E-Infrastructure Solutions, a $31.2 million increase in Building Solutions and a $3.5 million increase in Transportation Solutions.
Gross profit—Gross profit was $92.3 million for the second quarter of 2023, an increase of $21.3 million or 29.9% compared to the second quarter of 2022. Gross profit was $154.0 million for the six months ended June 30, 2023, an increase of $27.9 million or 22.1% compared to the six months ended June 30, 2022. The increases in gross profit were primarily driven by higher volume, improved project margin mix across all segments and an improving supply chain.
Gross margin—The Company’s gross margin as a percent of revenue increased to 17.7% in the second quarter of 2023, as compared to 15.4% in the second quarter of 2022. The Company’s gross margin as a percent of revenue increased to 16.6% in the six months ended June 30, 2023, as compared to 15.2% in the six months ended June 30, 2022. The increases in gross margin as a percent of revenue was due to an improved project margin mix across all segments.
Contracts in progress which were not substantially completed totaled approximately 220 and 240 at June 30, 2023 and 2022, respectively. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
General and administrative expenses—General and administrative expenses were $24.0 million, or 4.6% of revenue, for the second quarter of 2023, compared to $20.8 million, or 4.5% of revenue, for the second quarter of 2022. General and administrative expenses were $47.4 million, or 5.1% of revenue, for the six months ended June 30, 2023, compared to $41.1 million, or 5.0% of revenue, for the six months ended June 30, 2022. The Company anticipates that general and administrative expense will be approximately 5% of revenue for the full year 2023.
Interest, net—Interest, net was $5.5 million for the second quarter of 2023, compared to $4.4 million for the second quarter of 2022, and was $11.1 million for the six months ended June 30, 2023, compared to $9.1 million for the six months ended June 30, 2022. The net increases were the result of higher interest expense due to continued interest rate increases in 2023 on our Credit Facility and the expiration of our interest rate swap in the fourth quarter of 2022, partly offset by higher interest income due to increased interest rates in 2023 on our growing cash balance.
Income taxes—The effective income tax rate was 26.5% for the second quarter of 2023 and 26.3% for the six months ended June 30, 2023. The rates varied from the statutory rate primarily as a result of state income taxes, non-deductible compensation and other permanent differences. The Company incurred a tax rate benefit in the first half of 2023 for increased tax deductions related to stock compensation. The Company anticipates an effective income tax rate for the full year 2023 of approximately 27%. See Note 11 - Income Taxes for more information.
Segment Results (2023 compared to 2022)
The Company’s operations consist of three reportable segments: E-Infrastructure Solutions, Transportation Solutions and Building Solutions. We incur expenses at the corporate level that relate to our business as a whole. Certain of these amounts have been charged to our business segments by various methods, largely on the basis of usage, with the unallocated remainder reported in the “Corporate General and Administrative Expense” line. Corporate general and administrative expense is primarily comprised of corporate headquarters facility expense, the cost of the executive management team, and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as corporate human resources, legal, governance, compliance and finance functions. The segment information for the prior period has been recast to conform to the current presentation.

(In thousands)	Three Months Ended June 30,				Six Months Ended June 30,
Revenues	2023	% of Revenue	2022	% of Revenue	2023	% of Revenue	2022	% of Revenue
E-Infrastructure Solutions	$260,148	50%	$233,548	51%	$465,988	50%	$402,475	49%
Transportation Solutions	151,088	29%	142,640	30%	262,227	29%	258,781	31%
Building Solutions	111,089	21%	85,639	19%	197,689	21%	166,533	20%
Total Revenues	$522,325		$461,827		$925,904		$827,789

Operating Income
E-Infrastructure Solutions	$43,167	16.6%	$32,824	14.1%	$67,436	14.5%	$54,109	13.4%
Transportation Solutions	9,856	6.5%	7,410	5.2%	15,162	5.8%	11,853	4.6%
Building Solutions	13,480	12.1%	9,751	11.4%	22,181	11.2%	19,109	11.5%
Segment Operating Income	66,503	12.7%	49,985	10.8%	104,779	11.3%	85,071	10.3%
Corporate General and Administrative Expense	(6,181)		(5,766)		(11,640)		(11,234)
Acquisition Related Costs	(59)		(230)		(249)		(485)
Total Operating Income	$60,263	11.5%	$43,989	9.5%	$92,890	10.0%	$73,352	8.9%
E-Infrastructure Solutions
Revenues—Revenues were $260.1 million for the second quarter of 2023, an increase of $26.6 million or 11.4% compared to the second quarter of 2022, and revenues were $466.0 million for the six months ended June 30, 2023, an increase of $63.5 million or 15.8% compared to the six months ended June 30, 2022. The increases were driven by higher volume from advanced manufacturing and data centers, partly offset by lower volume from large e-commerce distribution centers.
Operating income—Operating income was $43.2 million, or 16.6% of revenue, for the second quarter of 2023, an increase of $10.3 million, compared to $32.8 million, or 14.1% of revenue, for the second quarter of 2022. Operating income was $67.4 million, or 14.5% of revenue, for the six months ended June 30, 2023, an increase of $13.3 million, compared to $54.1 million, or 13.4% of revenue, for the six months ended June 30, 2022. The increases in operating income and margin were driven by the aforementioned higher volume, an improved project margin mix and an easing of supply chain challenges starting in the second quarter of 2023.
Transportation Solutions
Revenues—Revenues were $151.1 million for the second quarter of 2023, an increase of $8.5 million or 5.9% compared to the second quarter of 2022. The increase was primarily driven by an increase in heavy highway and other non-highway services revenue. Revenues were $262.2 million for the six months ended June 30, 2023, an increase of $3.4 million or 1.3% compared to the six months ended June 30, 2022. The increase was primarily driven by an increase in other non-highway services revenue, partly offset by lower heavy highway and aviation revenues due to the timing of backlog execution.
Operating Income—Operating income was $9.9 million, or 6.5% of revenue, for the second quarter of 2023, an increase of $2.4 million, compared to $7.4 million, or 5.2% of revenue, for the second quarter of 2022. Operating income was $15.2 million, or 5.8% of revenue, for the six months ended June 30, 2023, an increase of $3.3 million, compared to $11.9 million, or 4.6% of revenue, for the six months ended June 30, 2022. The increases in operating income and margin were driven by an improved project margin mix and the aforementioned higher volume.
Building Solutions
Revenues—Revenues were $111.1 million for the second quarter of 2023, an increase of $25.5 million or 29.7%, compared to the second quarter of 2022, and revenues were $197.7 million for the six months ended June 30, 2023, an increase of $31.2 million or 18.7%, compared to the six months ended June 30, 2022. The increases were driven by higher residential revenues due to a record number of slabs poured in the second quarter of 2023 across each of the Dallas-Fort Worth, Houston and Phoenix markets, and an increase in commercial volume compared to 2022. The increase in residential revenues includes $11.0 million and $14.6 million for the three and six months ended June 30, 2023, respectively, from the late 2022 acquired Arizona concrete foundation business.
Operating income—Operating income was $13.5 million, or 12.1% of revenue, for the second quarter of 2023, an increase of $3.7 million, compared to $9.8 million, or 11.4% of revenue, for the second quarter of 2022. The increases in operating income and margin were driven by the aforementioned higher volume and an improving project margin mix.

Operating income was $22.2 million, or 11.2% of revenue, for the six months ended June 30, 2023, an increase of $3.1 million, compared to $19.1 million, or 11.5% of revenue, for the six months ended June 30, 2022. The increase in operating income was driven by the aforementioned second quarter impact. The decrease in operating margin was driven by a greater mix of commercial work, which generally generates lower margins, and higher concrete prices in 2023 compared to 2022.
Consolidated Results (2022 compared to 2021)
Consolidated financial highlights for the three and six months ended 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Revenues	$461,827	$358,529	$827,789	$645,888
Gross profit	71,008	53,663	126,157	96,142
General and administrative expenses	(20,844)	(13,816)	(41,141)	(29,040)
Intangible asset amortization	(3,514)	(2,866)	(7,082)	(5,732)
Acquisition related costs	(230)	—	(485)	—
Other operating expense, net	(2,431)	(4,467)	(4,097)	(6,427)
Operating income	43,989	32,514	73,352	54,943
Interest, net	(4,449)	(5,709)	(9,091)	(11,684)
Gain on extinguishment of debt, net	—	1,401	—	1,064
Income before income taxes and noncontrolling interests	39,540	28,206	64,261	44,323
Income tax expense	(11,015)	(8,123)	(17,793)	(12,847)
Less: Net income attributable to noncontrolling interests	(411)	(161)	(682)	(1,274)
Net income attributable to Sterling common stockholders	$28,114	$19,922	$45,786	$30,202

Gross margin	15.4%	15.0%	15.2%	14.9%

Discontinued Operations (Note 3):
Revenues	$48,741	$43,137	$93,099	$71,094
Operating (loss) income	$(2,899)	$206	$(3,993)	$532
Pretax (loss) income	$(2,900)	$190	$(1,501)	$501
Revenues—Revenues were $461.8 million for second quarter of 2022, an increase of $103.3 million or 28.8% compared with the second quarter of 2021. The increase was driven by a $109.8 million increase in E-Infrastructure Solutions and a $10.9 million increase in Building Solutions, partly offset by a $17.4 million decrease in Transportation Solutions. Revenues were $827.8 million for the six months ended June 30, 2022, an increase of $181.9 million or 28.2% compared with the six months ended June 30, 2021. The increase was driven by a $182.2 million increase in E-Infrastructure Solutions and a $20.1 million increase in Building Solutions, partly offset by a $20.3 million decrease in Transportation Solutions.
Gross profit—Gross profit was $71.0 million for the second quarter of 2022, an increase of $17.3 million or 32.3% compared to the second quarter of 2021. Gross profit was $126.2 million for the six months ended June 30, 2022, an increase of $30.0 million or 31.2% compared to the six months ended June 30, 2021. The increases were primarily driven by higher volume, partly offset by continued headwinds from inflation, labor and material supply issues primarily within E-Infrastructure Solutions and Building Solutions.
Contracts in progress that were not substantially complete totaled approximately 240 and 180 June 30, 2022 and 2021, respectively. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
General and administrative expenses—General and administrative expenses were $20.8 million, or 4.5% of revenue, for the second quarter of 2022, compared to $13.8 million, or 3.9% of revenue, for the second quarter of 2021. General and administrative expenses were $41.1 million, or 5.0% of revenue, for the six months ended June 30, 2022, compared to $29.0 million, or 4.5% of revenue, for the six months ended June 30, 2021.The increases were primarily driven by the inclusion of $2.7 million and $5.8 million of general and administrative expense generated from the acquired Petillo operations in the three and six months ended 2022, respectively, as well as a continued impact from inflation and supply-chain issues.

Interest expense—Interest expense was $4.5 million for the second quarter of 2022 compared to $5.7 million for the second quarter of 2021 and interest expense was $9.1 million for the six months ended June 30, 2022, compared to $11.7 million for the six months ended June 30, 2021. The decreases were due to a 2% lower applicable interest rate provided under the amended Credit Agreement, which was amended in the second quarter of 2021. The decreases were partially offset by interest on the additional borrowings related to the Petillo acquisition and increasing interest rates in 2022.
Income taxes—The effective income tax rate was 27.9% for the second quarter of 2022 and 27.7% for six months ended June 30, 2022. Due to its net operating loss carryforwards, the Company had no cash payments for federal income taxes in 2022 or 2021.
Discontinued Operations—Revenues were $48.7 million for the second quarter of 2022, an increase of $5.6 million or 13%, compared to the second quarter of 2021. Revenues were $93.1 million for the six months ended June 30, 2022, an increase of $22.0 million or 31.0%, compared to the six months ended June 30, 2021. The increases were primarily driven by higher heavy highway and water containment and treatment revenue.
Operating loss was $2.9 million for the second quarter of 2022, a decrease of $3.1 million, compared to second quarter 2021. Operating loss was $4.0 million for the six months ended June 30, 2022, a decrease of $4.5 million compared to the six months ended June 30, 2021. The decreases were primarily the result of project losses and higher professional fees.
Pretax loss was $2.9 million for the second quarter of 2022, a decrease of $3.1 million compared to the second quarter of 2021. Pretax loss was $1.5 million for the six months ended June 30, 2022, a decrease of $2.0 million compared to the six months ended June 30, 2021. The decreases were driven by the aforementioned operating losses, with the six months ended June 30, 2022 being partly offset by a gain on the forgiveness of a PPP loan.
Segment Results (2022 compared to 2021)

(In thousands)	Three Months Ended June 30,				Six Months Ended June 30,
Revenues	2022	% of Revenue	2021	% of Revenue	2022	% of Revenue	2021	% of Revenue
E-Infrastructure Solutions	$233,548	51%	$123,743	34%	$402,475	49%	$220,315	34%
Transportation Solutions	142,640	30%	160,017	45%	258,781	31%	279,114	43%
Building Solutions	85,639	19%	74,769	21%	166,533	20%	146,459	23%
Total Revenues	$461,827		$358,529		$827,789		$645,888

Operating Income
E-Infrastructure Solutions	$32,824	14.1%	$24,714	20.0%	$54,109	13.4%	$42,526	19.3%
Transportation Solutions	7,410	5.2%	4,414	2.8%	11,853	4.6%	6,714	2.4%
Building Solutions	9,751	11.4%	6,790	9.1%	19,109	11.5%	14,151	9.7%
Segment Operating Income	49,985	10.8%	35,918	10.0%	85,071	10.3%	63,391	9.8%
Corporate General and Administrative Expense	(5,766)		(3,404)		(11,234)		(8,448)
Acquisition Related Costs	(230)		—		(485)		—
Total Operating Income	$43,989	9.5%	$32,514	9.1%	$73,352	8.9%	$54,943	8.5%
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
Operating income—Operating income was $32.8 million (or 14.1% of revenue) for the second quarter of 2022, an increase of $8.1 million, compared to $24.7 million (or 20.0% of revenue) for the second quarter of 2021. The increase was primarily driven by the inclusion of operating income generated from Petillo operations in the second quarter of 2022, partly offset by continued headwinds from inflation, supply chain issues and the related impact on productivity and efficiency. Operating income was $54.1 million (or 13.4% of revenue) for the six months ended June 30, 2022, an increase of $11.6 million, compared to $42.5 million (or 19.3% of revenue) for the six months ended June 30, 2021. The increase was driven by the inclusion of the aforementioned headwinds, but also seasonality of weather in the Northeastern and Mid-Atlantic U.S. region in the first quarter of 2022. The decrease in operating margins over 2021 were primarily due to the aforementioned headwinds as well as a lower margin mix from the inclusion of Petillo operations in 2022.
Transportation Solutions
Revenues—Revenues were $142.6 million for the second quarter of 2022, a decrease of $17.4 million or 10.9% compared to the second quarter of 2021. Revenues were $258.8 million for the six months ended June 30, 2022, a decrease of $20.3 million or 7.3% compared to the six months ended June 30, 2021. The decreases were primarily driven by lower aviation and heavy highway revenue due to the timing of backlog execution, partly offset by an increase in other non-highway services revenue.
Operating Income—Operating income was $7.4 million (or 5.2% of revenue) for the second quarter of 2022, an increase of $3.0 million, compared to $4.4 million (or 2.8% of revenue) for the second quarter of 2021, and operating income was $11.9 million (or 4.6% of revenue) for the six months ended June 30, 2022, an increase of $5.1 million, compared to $6.7 million (or 2.4% of revenue) the six months ended June 30, 2021. The increases were the result of improved margin mix with the ramp up of construction on large design-build projects and the continuation of our planned revenue reduction from lower margin low-bid heavy highway work.
Building Solutions
Revenues—Revenues were $85.6 million for the second quarter of 2022, an increase of $10.9 million or 14.5%, compared to the second quarter of 2021 and revenues were $166.5 million for the six months ended June 30, 2022, an increase of $20.1 million or 13.7%, compared to the six months ended June 30, 2021. The revenue increases were due to a higher volume of slabs poured in the first and second quarters of 2022, compared to 2021. Beginning the back half of the second quarter 2022, we began to see some volatility in housing demand in the Dallas-Fort Worth market, as interest rates increased and inflation continued to escalate; however, we continued seeing strong demand for new housing in the Houston and Phoenix markets.
Operating income—Operating income was $9.8 million (or 11.4% of revenue) for the second quarter of 2022, an increase of $3.0 million, compared to $6.8 million (or 9.1% of revenue) for the second quarter of 2021 and operating income was $19.1 million (or 11.5% of revenue) for the six months ended June 30, 2022, an increase of $5.0 million, compared to $14.2 million (or 9.7% of revenue) the six months ended June 30, 2021. The increases in operating income and margin were driven by the aforementioned higher volume; however, operating margins have continued to be impacted by higher material costs for concrete, steel and lumber, and the lack of consistent availability of these materials, as well as labor shortages and increased subcontractor labor costs.
LIQUIDITY AND SOURCES OF CAPITAL
Cash—Cash at June 30, 2023, was $278.1 million, and includes the following components:

(In thousands)	June 30, 2023	December 31, 2022
Generally Available	$192,434	$100,825
Consolidated 50% Owned Subsidiaries	55,744	55,700
Construction Joint Ventures	29,943	25,019
Total Cash	$278,121	$181,544
The following tables set forth information about our cash flows and liquidity:

(In thousands)	Six Months Ended June 30,
Net cash provided by (used in):	2023	2022
Operating activities	$181,107	$41,974
Investing activities	(16,334)	(31,027)
Financing activities	(71,917)	(19,155)
Net change in cash and cash equivalents	$92,856	$(8,208)
Operating Activities—During the six months ended June 30, 2023, net cash provided by operating activities was $181.1 million, compared to net cash provided by operating activities of $42.0 million for the six months ended June 30, 2022. Cash flows provided by operating activities were driven by higher net income, adjusted for various non-cash items and changes in accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below, and other assets and accrued liabilities.

Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in the components of Contract Capital during the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
(In thousands)	2023	2022
Contracts in progress, net	$91,372	$(4,328)
Accounts receivable	(33,850)	(70,745)
Receivables from and equity in construction joint ventures	2,715	(14)
Accounts payable	18,028	18,480
Change in Contract Capital, net	$78,265	$(56,607)
During the six months ended June 30, 2023, the change in Contract Capital was $78.3 million, which was primarily driven by the E-Infrastructure Solutions segment due to the size and duration of their projects in progress. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.
Investing Activities—During the six months ended June 30, 2023, net cash used by investing activities was $16.3 million, compared to net cash used of $31.0 million in the six months ended June 30, 2022. The net cash used was driven by $38.9 million for purchases of capital equipment, partly offset by $14 million received in accordance with the Myers Agreement’s payment terms for the disposition of Myers and $8.5 million of cash proceeds from the sale of property and equipment. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment.
Financing Activities—During the six months ended June 30, 2023, net cash used in financing activities was $71.9 million, compared to net cash used of $19.2 million in the prior year. The financing cash outflow was primarily driven by $67.5 million of repayments on the Term Loan Facility, including scheduled payments of $14.5 million and voluntary early payments of $53 million.
Discontinued Operations—Cash flows from discontinued operations are disclosed below and in Note 3 - Dispositions, rather than separately presented in the statement of cash flows. The Company does not expect the absence of the cash flows from discontinued operations to have a significant impact on future liquidity and capital resources.

Net cash used in:	Three Months Ended June 30, 2022
Operating activities of Discontinued Operations	$(8,699)
Investing activities of Discontinued Operations	(459)
Financing activities of Discontinued Operations	(81)
Net change in cash, cash equivalents, and restricted cash of Discontinued Operations	$(9,239)
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
 At June 30, 2023, there was approximately $20 million of construction work to be completed on unconsolidated construction joint venture contracts, of which approximately $8 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of June 30, 2023, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.
NEW ACCOUNTING STANDARDS
See Note 2 - Basis of Presentation and Significant Accounting Policies for a discussion of new accounting standards.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s discussion of critical accounting estimates from those described in Item 7 of our 2022 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our Credit Facility. Our indebtedness as of June 30, 2023 included $356.1 million of variable rate debt under our Credit Facility. At June 30, 2023 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $3.6 million per year.
Other
Fair Value—The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. Based upon the current market rates for debt with similar credit risk and maturities, at June 30, 2023, the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR plus an applicable margin.
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2023. As previously disclosed in “Part II, Item 9A. Controls and Procedures” of the 2022 Form 10-K, we completed the acquisition of Concrete Construction Services of Arizona LLC and its affiliated company’s business (collectively, “CCS”) on December 20, 2022 and, as permitted by SEC guidance for newly acquired businesses, we have elected to exclude the acquired business operations of CCS from the scope of design and operation of our disclosure controls and procedures for the quarter ended June 30, 2023. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2023 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information
During the three months ended June 30, 2023, no director or executive officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K. As of June 30, 2023, there were no active Rule or non-Rule 10b5-1 trading arrangements in effect.
Item 6. Exhibits
The following exhibits are filed with this Report:

Exhibit No.	Exhibit Title
3.1 (1)
Composite Certificate of Incorporation of Sterling Infrastructure, Inc. as amended through May 3, 2023 (incorporated by reference to Exhibit 3.1 to Sterling Infrastructure, Inc.’s Registration Statement on Form 8-A, filed on May 12, 2023 (SEC File No. 1-31993)).

3.2 (1)
Amended and Restated Bylaws of Sterling Infrastructure, Inc. (incorporated by reference to Exhibit 3.2 to Sterling Infrastructure, Inc.’s Current Report on Form 8-K, filed on June 1, 2022 (SEC File No. 1-31993)).

4.1 (1)
Form of Common Stock Certificate of Sterling Infrastructure, Inc. (incorporated by reference to Exhibit 4.1 to Sterling Infrastructure, Inc.'s Registration Statement on Form 8-A, filed on May 12, 2023 (SEC File No. 1-31993)).

4.2 (2)	Description of Securities Registered Under Section 12 of the Exchange Act of 1934
10.1 (2)
Fourth Amendment to Credit Agreement, dated June 5, 2023, by and among Sterling Infrastructure, Inc, the subsidiaries of the Company party thereto as Guarantors, the Lenders party thereto and BMO Harris Bank N.A., as Administrative Agent

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

STERLING INFRASTRUCTURE, INC.

Date: August 8, 2023	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer and Duly Authorized Officer