Form 10-Q
period 2023-09-30
STERLING INFRASTRUCTURE, INC.
filed 2023-11-07
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of November 3, 2023 – 30,838,207

STERLING INFRASTRUCTURE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Continuing Operations:
Revenues	$560,347	$493,040	$1,486,251	$1,320,829
Cost of revenues	(468,480)	(413,596)	(1,240,368)	(1,115,228)
Gross profit	91,867	79,444	245,883	205,601
General and administrative expense	(25,237)	(22,235)	(72,592)	(63,376)
Intangible asset amortization	(3,736)	(3,509)	(11,209)	(10,591)
Acquisition related costs	(103)	(77)	(352)	(562)
Other operating expense, net	(5,654)	(4,148)	(11,703)	(8,245)
Operating income	57,137	49,475	150,027	122,827
Interest income	4,150	165	8,327	201
Interest expense	(7,257)	(5,135)	(22,516)	(14,262)
Income before income taxes	54,030	44,505	135,838	108,766
Income tax expense	(13,891)	(13,173)	(35,429)	(30,966)
Net income, including noncontrolling interests	40,139	31,332	100,409	77,800
Less: Net income attributable to noncontrolling interests	(786)	(634)	(1,927)	(1,316)
Net income from Continuing Operations	$39,353	$30,698	$98,482	$76,484

Discontinued Operations (Note 3):
Pretax loss	$—	$(1,786)	$—	$(3,287)
Income tax benefit	—	611	—	1,539
Net loss from Discontinued Operations	$—	$(1,175)	$—	$(1,748)

Net income attributable to Sterling common stockholders	$39,353	$29,523	$98,482	$74,736

Net income per share from Continuing Operations:
Basic	$1.28	$1.01	$3.20	$2.54
Diluted	$1.26	$1.01	$3.17	$2.52

Net loss per share from Discontinued Operations:
Basic	$—	$(0.04)	$—	$(0.06)
Diluted	$—	$(0.04)	$—	$(0.06)

Net income per share attributable to Sterling common stockholders:
Basic	$1.28	$0.98	$3.20	$2.48
Diluted	$1.26	$0.97	$3.17	$2.46

Weighted average common shares outstanding:
Basic	30,800	30,278	30,733	30,156
Diluted	31,217	30,540	31,048	30,364

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income from Continuing Operations, including noncontrolling interests	$40,139	$31,332	$100,409	$77,800
Net loss from Discontinued Operations	—	(1,175)	—	(1,748)
Net income, including noncontrolling interests	40,139	30,157	100,409	76,052
Other comprehensive income, net of tax
Change in interest rate swap, net of tax (Note 12)	—	(101)	—	2,301
Total comprehensive income	40,139	30,056	100,409	78,353
Less: Comprehensive income attributable to noncontrolling interests	(786)	(634)	(1,927)	(1,316)
Comprehensive income attributable to Sterling common stockholders	$39,353	$29,422	$98,482	$77,037

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents ($28,478 and $25,014 related to variable interest entities (“VIEs”))	$409,398	$181,544
Accounts receivable ($2,299 and $0 related to VIEs)	326,331	262,646
Contract assets ($112 and $0 related to VIEs)	107,327	109,803
Receivables from and equity in construction joint ventures	14,593	14,122
Other current assets	18,315	29,139
Total current assets	875,964	597,254
Property and equipment, net	231,058	215,482
Operating lease right-of-use assets, net	58,492	59,415
Goodwill	262,692	262,692
Other intangibles, net	287,914	299,123
Other non-current assets, net	7,685	7,654
Total assets	$1,723,805	$1,441,620

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($4,260 and $2,540 related to VIEs)	$150,218	$121,887
Contract liabilities ($16,588 and $15,551 related to VIEs)	432,213	239,297
Current maturities of long-term debt	35,142	32,610
Current portion of long-term lease obligations	18,403	19,715
Accrued compensation	35,506	24,136
Other current liabilities	14,355	8,966
Total current liabilities	685,837	446,611
Long-term debt	321,589	398,735
Long-term lease obligations	40,204	40,103
Members’ interest subject to mandatory redemption and undistributed earnings	22,612	21,597
Deferred tax liability, net	61,847	51,659
Other long-term liabilities	6,242	5,116
Total liabilities	1,138,331	963,821
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $0.01 per share; 58,000 and 38,000 shares authorized, 30,828 and 30,585 shares issued and outstanding	308	306
Additional paid in capital	295,178	287,914
Retained earnings	284,861	186,379
Total Sterling stockholders’ equity	580,347	474,599
Noncontrolling interests	5,127	3,200
Total stockholders’ equity	585,474	477,799
Total liabilities and stockholders’ equity	$1,723,805	$1,441,620

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$100,409	$76,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,529	38,550
Amortization of debt issuance costs and non-cash interest	1,334	1,636
Gain on disposal of property and equipment	(4,102)	(1,926)
Gain on debt extinguishment, net	—	(2,428)
Deferred taxes	10,188	24,975
Stock-based compensation	10,975	7,971
Change in fair value of interest rate swap	—	(320)
Changes in operating assets and liabilities (Note 14)	169,882	(6,342)
Net cash provided by operating activities	331,215	138,168
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(3,033)
Disposition proceeds	14,000	—
Capital expenditures	(49,244)	(47,832)
Proceeds from sale of property and equipment	9,607	3,043
Net cash used in investing activities	(25,637)	(47,822)
Cash flows from financing activities:
Repayments of debt	(76,850)	(17,612)
Withholding taxes paid on net share settlement of equity awards	(4,579)	(7,521)
Other	(16)	—
Net cash used in financing activities	(81,445)	(25,133)
Net change in cash, cash equivalents, and restricted cash	224,133	65,213
Cash, cash equivalents and restricted cash at beginning of period	185,265	88,693
Cash, cash equivalents and restricted cash at end of period	409,398	153,906
Less: restricted cash - Continuing Operations	—	(3,721)
Less: cash, cash equivalents and restricted cash - Discontinued Operations	—	(13,999)
Cash and cash equivalents at end of period - Continuing Operations	$409,398	$136,186

Non-cash items:
Capital expenditures	$4,151	$562

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid in Capital	Retained Earnings	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	30,585	$306	$287,914	$186,379	$474,599	$3,200	$477,799
Net income	—	—	—	19,649	19,649	391	20,040
Stock-based compensation	—	—	4,486	—	4,486	—	4,486
Issuance of stock	316	2	216	—	218	—	218
Shares withheld for taxes	(111)	—	(4,288)	—	(4,288)	—	(4,288)
Balance at March 31, 2023	30,790	$308	$288,328	$206,028	$494,664	$3,591	$498,255
Net income	—	—	—	39,480	39,480	750	40,230
Stock-based compensation	—	—	3,270	—	3,270	—	3,270
Issuance of stock	27	—	199	—	199	—	199
Shares withheld for taxes	(1)	—	(40)	—	(40)	—	(40)
Balance at June 30, 2023	30,816	$308	$291,757	$245,508	$537,573	$4,341	$541,914
Net income	—	—	—	39,353	39,353	786	40,139
Stock-based compensation	—	—	3,448	—	3,448	—	3,448
Issuance of stock	15	—	240	—	240	—	240
Shares withheld for taxes	(3)	—	(251)	—	(251)	—	(251)
Other	—	—	(16)	—	(16)	—	(16)
Balance at September 30, 2023	30,828	$308	$295,178	$284,861	$580,347	$5,127	$585,474

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	29,838	$298	$280,274	$79,918	$(1,723)	$358,767	$1,460	$360,227
Net income	—	—	—	19,252	—	19,252	271	19,523
Change in interest rate swap	—	—	—	—	1,563	1,563	—	1,563
Stock-based compensation	—	—	3,521	—	—	3,521	—	3,521
Issuance of stock	688	7	185	—	—	192	—	192
Shares withheld for taxes	(263)	(3)	(7,383)	—	—	(7,386)	—	(7,386)
Balance at March 31, 2022	30,263	$302	$276,597	$99,170	$(160)	$375,909	$1,731	$377,640
Net income	—	—	—	25,961	—	25,961	411	26,372
Change in interest rate swap	—	—	—	—	839	839	—	839
Stock-based compensation	—	—	2,333	—	—	2,333	—	2,333
Issuance of stock	36	1	190	—	—	191	—	191
Balance at June 30, 2022	30,299	$303	$279,120	$125,131	$679	$405,233	$2,142	$407,375
Net income	—	—	—	29,523	—	29,523	634	30,157
Change in interest rate swap	—	—	—	—	(101)	(101)	—	(101)
Stock-based compensation	—	—	2,436	—	—	2,436	—	2,436
Issuance of stock	24	—	155	—	—	155	—	155
Shares withheld for taxes	(5)	—	(135)	—	—	(135)	—	(135)
Balance at September 30, 2022	30,318	$303	$281,576	$154,654	$578	$437,111	$2,776	$439,887

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
($ and share values in thousands, except per share data)
(Unaudited)

1.	NATURE OF OPERATIONS
Business Summary
Sterling Infrastructure, Inc., (“Sterling,” “the Company,” “we,” “our” or “us”), a Delaware corporation, operates through a variety of subsidiaries within three segments specializing in E-Infrastructure, Transportation and Building Solutions in the United States, primarily across the Southern, Northeastern, Mid-Atlantic and Rocky Mountain regions and Hawaii. E-Infrastructure Solutions provides advanced, large-scale site development services for manufacturing, data centers, e-commerce distribution centers, warehousing, power generation and more. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, rail and storm drainage systems. Building Solutions includes residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs and other concrete work. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.
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
Basis of Presentation
Presentation Basis—The accompanying Condensed Consolidated Financial Statements are presented in accordance with accounting policies generally accepted in the United States (“GAAP”) and reflect all wholly owned subsidiaries and those entities the Company is required to consolidate. See the “Consolidated 50% Owned Subsidiary” section of this Note and Note 5 - Construction Joint Ventures for further discussion of the Company’s consolidation policy for those entities that are not wholly owned. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Values presented herein (excluding per share data) are in thousands. Reclassifications have been made to historical financial data in the Condensed Consolidated Financial Statements to conform to the current period presentation.
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
Accounts Receivable—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Receivables are written off based on the individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At September 30, 2023 and December 31, 2022, our allowance for our estimate of expected credit losses was zero.

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
Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. These assets and liabilities are reported on the Condensed Consolidated Balance Sheet within “Contract assets” and “Contract liabilities” on a contract-by-contract basis at the end of each reporting period. At September 30, 2023 and December 31, 2022, contract assets included $64,268 and $65,682 of retainage, respectively, and contract liabilities included $83,928 and $63,848 of retainage, respectively. Retainage on active contracts is classified as current regardless of the term of the contract and is generally collected within one year of the completion of a contract. We anticipate collecting approximately 70% of our September 30, 2023 retainage during the next twelve months.
Contract assets decreased by $2,476 compared to December 31, 2022, primarily due to lower unbilled revenue and retainage. Contract liabilities increased by $192,916 compared to December 31, 2022, due to the timing of advance billings and work progression, partly offset by an increase in retainage. Revenue recognized for the three and nine months ended September 30, 2023 that was included in the contract liability balance on December 31, 2022 was $25,515 and $172,941, respectively. Revenue recognized for the three and nine months ended September 30, 2022 that was included in the contract liability balance on December 31, 2021 was $10,942 and $94,539, respectively.
Consolidated 50% Owned Subsidiary—The Company has a 50% ownership interest in a subsidiary that it fully consolidates as a result of its exercise of control of the entity. The results attributable to the 50% portion that the Company does not own is eliminated within “Other operating expense, net” within the Consolidated Statements of Operations and an associated liability is established within “Members’ interest subject to mandatory redemption and undistributed earnings” within the Consolidated Balance Sheets. The subsidiary also has a mandatory redemption provision which, under circumstances that are certain to occur, obligates the Company to purchase the remaining 50% interest for $20,000. The Company has purchased a $20,000 death and permanent total disability insurance policy to mitigate the Company’s cash draw if such events were to occur. The purchase obligation is also recorded in “Members’ interest subject to mandatory redemption and undistributed earnings” on the Condensed Consolidated Balance Sheets.
Cash and Restricted Cash—Our cash is comprised of highly liquid investments with maturities of three months or less. Restricted cash of zero and $3,721 is included in “Other current assets” on the Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, respectively. This balance represented cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements with the Company’s insurance providers.
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and in December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under ASU 2020-04 from December 31, 2022 to December 31, 2024. The ASU provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”) by providing certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships and other transactions that reference LIBOR as a benchmark rate are modified. The Company adopted the optional guidance in the second quarter of 2023 and it did not have a material impact on the Condensed Consolidated Financial Statements.

3.	DISPOSITIONS
Myers Disposition—On November 30, 2022, we entered into an agreement (the “Myers Agreement”) and sold the Company’s 50% ownership interest in its partnership with Myers for $18,000 in cash. The Company received two payments in the first quarter of 2023 totaling $14,000 and in accordance with the Myers Agreement’s payment terms, two payments of $2,000 each are due by the end of 2025 and 2027. The remaining $4,000 in deferred payments receivable is recorded within “Other non-current assets, net” on our September 30, 2023 Consolidated Balance Sheet at present value calculated using an implicit interest rate of 5.75%. The disposition is consistent with the Company’s strategic shift to reduce its portfolio of low-bid heavy highway and water containment and treatment projects in order to reduce risk, to improve the Company’s margins, and to focus on its strategic geographies outside of California. The disposition represented a strategic shift that had a major effect on our operations and consolidated financial results, and accordingly, the historical results of Myers have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Balance Sheets. Prior to being disclosed as a discontinued operation, the results of Myers were included within our Transportation Solutions segment.
The following table presents the components of net income from discontinued operations for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Revenues	$63,902	$157,001
Cost of revenues	(61,323)	(156,056)
Gross profit	2,579	945
General and administrative expense	(4,231)	(9,586)
Disposition related costs	(200)	(200)
Other operating income, net	63	3,059
Operating loss	(1,789)	(5,782)
Net interest income	3	67
Gain on extinguishment of debt	—	2,428
Pretax loss	(1,786)	(3,287)
Income tax benefit	611	1,539
Net loss from Discontinued Operations	$(1,175)	$(1,748)
The following table presents the cash flows from discontinued operations for the nine months ended September 30, 2022:

Net cash used in:	Nine Months Ended September 30, 2022
Operating activities of Discontinued Operations	$(9,158)
Investing activities of Discontinued Operations	(688)
Financing activities of Discontinued Operations	(81)
Net change in cash, cash equivalents, and restricted cash of Discontinued Operations	$(9,927)

4.	REVENUE FROM CUSTOMERS
Remaining Performance Obligations (“RPOs”)—RPOs represent the aggregate amount of our contract transaction price related to performance obligations that are unsatisfied or partially satisfied at the end of the period. RPOs include the entire expected revenue values for joint ventures we consolidate and our proportionate value for those we proportionately consolidate. RPOs may not be indicative of future operating results. Projects included in RPOs may be canceled or modified by customers; however, the customer would be required to compensate the Company for additional contractual costs for cancellation or modifications. The following table presents the Company’s RPOs, by segment:

	September 30, 2023	December 31, 2022
E-Infrastructure Solutions RPOs	$891,356	$603,227
Transportation Solutions RPOs	1,022,927	713,173
Building Solutions RPOs - Commercial	96,124	97,942
Total RPOs	$2,010,407	$1,414,342
The Company expects to recognize approximately 70% of its RPOs as revenue during the next twelve months, and the balance thereafter.

Revenue Disaggregation—The following tables present the Company’s revenue disaggregated by major end market and contract type:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues by major end market	2023	2022	2023	2022
E-Infrastructure Solutions Revenues	$253,948	$255,530	$719,936	$658,005

Heavy Highway	146,864	112,615	327,440	307,070
Aviation	18,948	25,441	50,694	61,558
Other Non-Highway Services	27,184	19,168	77,089	47,377
Transportation Solutions Revenues	192,996	157,224	455,223	416,005

Residential	77,866	51,304	204,993	166,045
Commercial	35,537	28,982	106,099	80,774
Building Solutions Revenues	113,403	80,286	311,092	246,819
Total Revenues	$560,347	$493,040	$1,486,251	$1,320,829

Revenues by contract type
Lump-Sum	$291,149	$279,185	$822,663	$723,637
Fixed-Unit Price	190,170	161,993	454,359	427,153
Residential and Other	79,028	51,862	209,229	170,039
Total Revenues	$560,347	$493,040	$1,486,251	$1,320,829
Variable Consideration
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to the Company’s customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken. Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $7,825 and $8,649, at September 30, 2023 and December 31, 2022, respectively, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes such profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in contract estimates resulted in net increases of $19,822 and $36,557 for the three and nine months ended September 30, 2023, respectively, and net increases of $14,641 and $43,634 for the three and nine months ended September 30, 2022, respectively, included in “Operating income” on the Condensed Consolidated Statements of Operations.

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
Summary financial information for this construction joint venture is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$8,964	$16,544	$34,227	$37,006
Operating income	$599	$1,285	$2,281	$2,673
Net income	$966	$1,294	$3,119	$2,688
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

	September 30, 2023	December 31, 2022
Current assets	$47,490	$68,258
Current liabilities	$(12,306)	$(33,944)
Sterling’s receivables from and equity in construction joint ventures	$14,593	$14,122

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$17,296	$31,848	$49,073	$109,486
Income before tax	$7,876	$6,299	$16,204	$16,766
Sterling’s noncontrolling interest:
Revenues	$6,891	$12,881	$19,674	$45,798
Income before tax	$3,187	$2,533	$6,605	$6,909
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

6.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	September 30, 2023	December 31, 2022
Construction and transportation equipment	$383,869	$345,647
Buildings and improvements	21,220	20,500
Land	3,402	3,402
Office equipment	3,623	3,352
Total property and equipment	412,114	372,901
Less accumulated depreciation	(181,056)	(157,419)
Total property and equipment, net	$231,058	$215,482
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $11,121 and $31,320 for the three and nine months ended September 30, 2023, respectively, and $9,219 and $26,731 for the three and nine months ended September 30, 2022, respectively.

7.	OTHER INTANGIBLE ASSETS
The following table presents our acquired finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		September 30, 2023		December 31, 2022
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	24	$284,923	$(46,131)	$284,923	$(37,044)
Trade names	24	57,607	(8,920)	57,607	(7,150)
Non-compete agreements	5	2,487	(2,052)	2,487	(1,700)
Total	24	$345,017	$(57,103)	$345,017	$(45,894)
    The Company’s intangible amortization expense was $3,736 and $11,209 for the three and nine months ended September 30, 2023, respectively, and $3,509 and $10,591 for the three and nine months ended September 30, 2022, respectively.

8.	DEBT
The Company’s outstanding debt was as follows:

	September 30, 2023	December 31, 2022
Term Loan Facility	$347,438	$423,663
Revolving Credit Facility	—	—
Credit Facility	347,438	423,663
Other debt	10,928	10,901
Total debt	358,366	434,564
Less - Current maturities of long-term debt	(35,142)	(32,610)
Less - Unamortized debt issuance costs	(1,635)	(3,219)
Total long-term debt	$321,589	$398,735
Credit Facility—Our amended credit agreement (as amended, the “Credit Agreement”) provides the Company with senior secured debt financing in an initial principal amount of up to $615,000 in the aggregate (collectively, the “Credit Facility”), consisting of (i) a senior secured first lien term loan facility (the “Term Loan Facility”) in the initial aggregate principal amount of $540,000 and (ii) a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $75,000 (with a $75,000 limit for the issuance of letters of credit and a $15,000 sublimit for swing line loans). The obligations under the Credit Facility are secured by substantially all of the assets of the Company and the subsidiary guarantors, subject to certain permitted liens and interests of other parties. The Credit Facility will mature on October 2, 2024.

On June 5, 2023, the Credit Agreement was amended pursuant to an opt-in election to address the cessation of LIBOR and provide an alternative, replacement method of calculating the interest rates payable under the Credit Agreement with adjusted forward-looking term rates based on the Secured Overnight Financing Rate (“Term SOFR”).
The Term Loan Facility bears interest at either the base rate plus a margin, or at a one-, three- or six-month Term SOFR rate plus a margin, at the Company’s election. At September 30, 2023, the Company calculated interest using a Term SOFR rate of 5.43% and an applicable margin of 1.50% per annum, and had a weighted average interest rate of approximately 6.91% per annum during the nine months ended September 30, 2023. Scheduled principal payments on the Term Loan Facility are made quarterly and total approximately $31,900 and $26,100 for the years ending 2023 and 2024, respectively. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on October 2, 2024. For the three and nine months ended September 30, 2023, the Company made scheduled Term Loan Facility payments of $8,709 and $23,225, respectively and voluntary early payments of $0 and $53,000, respectively.
The Revolving Credit Facility bears interest at the same rate options as the Term Loan Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. At September 30, 2023, we had no outstanding borrowings under the $75,000 Revolving Credit Facility.
Debt Issuance Costs—The costs associated with the Credit Facility are reflected on the Condensed Consolidated Balance Sheets as a direct reduction from the related debt liability and amortized over the term of the facility. Amortization of debt issuance costs was $504 and $1,585 for the three and nine months ended September 30, 2023, respectively, and $534 and $1,636 for the three and nine months ended September 30, 2022, respectively, and was recorded as interest expense.
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
Compliance and Other—The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict our ability and the ability of our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain certain financial covenants. As of September 30, 2023, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Condensed Consolidated Balance Sheets. Based upon the current market rates for debt with similar credit risk and maturities, at September 30, 2023 and December 31, 2022, the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR plus an applicable margin.

9.	LEASE OBLIGATIONS
    The Company has operating and finance leases primarily for construction and transportation equipment, as well as for office space. The Company’s leases have remaining lease terms of one month to nine years, some of which include options to extend the leases for up to ten years.
    The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$5,577	$5,211	$16,041	$12,120
Short-term lease cost	$4,512	$4,455	$12,637	$10,764

Finance lease cost:
Amortization of right-of-use assets	$56	$35	$129	$112
Interest on lease liabilities	9	3	13	10
Total finance lease cost	$65	$38	$142	$122

    Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2023	2022
Operating cash flows from operating leases	$15,300	$12,079
Operating cash flows from finance leases	$13	$10
Financing cash flows from finance leases	$129	$112

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$13,102	$53,385
Finance leases	$664	$—
    Supplemental balance sheet information related to leases is as follows:

Operating Leases	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$58,492	$59,415

Current portion of long-term lease obligations	$18,403	$19,715
Long-term lease obligations	40,204	40,103
Total operating lease liabilities	$58,607	$59,818
Finance Leases
Property and equipment, at cost	$2,011	$1,479
Accumulated depreciation	(1,179)	(1,056)
Property and equipment, net	$832	$423

Current maturities of long-term debt	$230	$148
Long-term debt	529	76
Total finance lease liabilities	$759	$224
Weighted Average Remaining Lease Term
Operating leases	3.9	4.5
Finance leases	4.2	1.5
Weighted Average Discount Rate
Operating leases	5.7%	5.6%
Finance leases	6.5%	4.3%
    Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2023 (excluding the nine months ended September 30, 2023)	$5,418	$78
2024	20,747	235
2025	18,148	157
2026	11,794	157
2027	2,892	157
2028	4,567	92
Thereafter	1,824	—
Total lease payments	$65,390	$876
Less imputed interest	(6,783)	(117)
Total	$58,607	$759

10.	COMMITMENTS AND CONTINGENCIES
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
The Company, including its construction joint ventures and its consolidated 50% owned subsidiary, is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. The Company regularly analyzes current information about these proceedings and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. The opinion of Management, after seeking advice from legal counsel, is that there are no legal issues currently threatened or pending that would reasonably be expected to have a material adverse impact on the Company's Consolidated Results of Operations, Financial Position, or Cash Flows.

11.	INCOME TAXES
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Current tax expense	$10,493	$2,216	$25,241	$4,663
Deferred tax expense	3,398	10,957	10,188	26,303
Income tax expense	$13,891	$13,173	$35,429	$30,966

Cash paid for income taxes	$10,025	$1,345	$24,539	$4,143
The effective income tax rate for the three and nine months ended September 30, 2023 was 25.7% and 26.1%, respectively. The rate varied from the statutory rate primarily as a result of state income taxes, non-deductible compensation, and other permanent differences. The Company incurred a tax rate benefit for the three and nine months ended September 30, 2023 for increased tax deductions related to stock compensation. The Company anticipates an effective income tax rate for the full year 2023 of approximately 27%.
As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

12.	STOCK INCENTIVE PLAN AND OTHER EQUITY ACTIVITY
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) and an employee stock purchase plan (the “ESPP”) that are administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”). Changes in common stock and additional paid in capital during the nine months ended September 30, 2023 primarily relate to activity associated with the Stock Incentive Plan, the ESPP and shares withheld for taxes.
Share Grants—During the nine months ended September 30, 2023, the Company granted the following awards under the Stock Incentive Plan:

	Shares	Weighted Average Grant-Date Fair Value per Share
RSAs	20	$40.26
RSUs	97	$33.47
PSUs (at target)	143	$34.62
Total shares granted	260

Share Issuances—During the nine months ended September 30, 2023, the Company issued the following shares under the Stock Incentive Plan and the ESPP:

Shares
RSAs (issued upon grant)	20
RSUs (issued upon vesting)	17
PSUs (issued upon vesting)	306
ESPP (issued upon sale)	15
Total shares issued	358
Stock-Based Compensation—During the three and nine months ended September 30, 2023, the Company recognized $3,448 and $9,479, respectively, of stock-based compensation expense, and during the three and nine months ended September 30, 2022, the Company recognized $2,436 and $7,065, respectively, of stock-based compensation expense, primarily within general and administrative expenses. Included within total stock-based compensation expense for the three and nine months ended September 30, 2023 is $42 and $116, respectively, of expense related to the ESPP, and during the three and nine months ended September 30, 2022, the Company recognized $27 and $94, respectively, of expense related to the ESPP. Additionally, the Company has liability-based awards for which the number of units awarded is not determined until the vesting date. During the three and nine months ended September 30, 2023, the Company recognized $0 and $1,725, respectively, within additional paid in capital for the vesting of liability-based awards. During the three and nine months ended September 30, 2022, the Company recognized $0 and $1,225, respectively, within additional paid in capital for the vesting of liability-based awards. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures.
Shares Withheld for Taxes—The Company withheld 3 and 115 shares for taxes on RSU/PSU stock-based compensation vestings for $251 and $4,579 during the three and nine months ended September 30, 2023, respectively.
AOCI—During the nine months ended September 30, 2022, we utilized a swap arrangement to hedge against interest rate variability associated with the Term Loan Facility until the swap contract expired on December 12, 2022. The Company had designated its interest rate swap as a cash flow hedging derivative and changes in fair value were recognized in other comprehensive income (loss) (“OCI”) until the underlying hedged item was recognized in earnings. The following table presents the total value recognized in OCI and reclassified from accumulated other comprehensive income (“AOCI”) into earnings during the three and nine months ended September 30, 2022 for derivatives designated as cash flow hedges:

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Net gain (loss) recognized in OCI	$165	$(38)	$127	$2,122	$(484)	$1,638
Net amount reclassified from AOCI into earnings	(296)	68	(228)	860	(197)	663
Change in other comprehensive income	$(131)	$30	$(101)	$2,982	$(681)	$2,301

13.	EARNINGS PER SHARE
The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2023	2022	2023	2022
Net income from Continuing Operations	$39,353	$30,698	$98,482	$76,484
Net income from Discontinued Operations	—	(1,175)	—	(1,748)
Net income attributable to Sterling common stockholders	$39,353	$29,523	$98,482	$74,736

Denominator:
Weighted average common shares outstanding — basic	30,800	30,278	30,733	30,156
Shares for dilutive unvested stock and warrants	417	262	315	208
Weighted average common shares outstanding — diluted	31,217	30,540	31,048	30,364

Net income per share from Continuing Operations:
Basic	$1.28	$1.01	$3.20	$2.54
Diluted	$1.26	$1.01	$3.17	$2.52

Net income per share from Discontinued Operations:
Basic	$—	$(0.04)	$—	$(0.06)
Diluted	$—	$(0.04)	$—	$(0.06)

Net income per share attributable to Sterling common stockholders:
Basic	$1.28	$0.98	$3.20	$2.48
Diluted	$1.26	$0.97	$3.17	$2.46

14.	SUPPLEMENTAL CASH FLOW INFORMATION
    The following table summarizes the changes in the components of operating assets and liabilities:

	Nine Months Ended September 30,
	2023	2022
Accounts receivable	$(63,685)	$(97,447)
Contracts in progress, net	195,392	26,451
Receivables from and equity in construction joint ventures	(471)	580
Other current and non-current assets	(5,322)	(1,486)
Accounts payable	24,180	47,411
Accrued compensation and other liabilities	18,773	19,830
Members' interest subject to mandatory redemption and undistributed earnings	1,015	(1,681)
Changes in operating assets and liabilities	$169,882	$(6,342)

15.	SEGMENT INFORMATION
The Company’s internal and public segment reporting are aligned based upon the services offered by its operating segments. The Company’s operations consist of three reportable segments: E-Infrastructure Solutions, Transportation Solutions and Building Solutions. The segment information for the prior periods presented has been recast to conform to the current presentation.
The Company’s Chief Operating Decision Maker evaluates the performance of the operating segment based upon revenue and income from operations. We incur expenses at the corporate level that relate to our business as a whole. Certain of these amounts have been charged to our business segments by various methods, largely on the basis of usage, with the unallocated remainder reported in the “Corporate G&A Expense” line. Corporate general and administrative expense is primarily comprised of corporate headquarters facility expense, the cost of the executive management team, and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as corporate human resources, legal, governance, compliance and finance functions.
The following table presents total revenue and income from operations by reportable segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2023	2022	2023	2022
E-Infrastructure Solutions	$253,948	$255,530	$719,936	$658,005
Transportation Solutions	192,996	157,224	455,223	416,005
Building Solutions	113,403	80,286	311,092	246,819
Total Revenues	$560,347	$493,040	$1,486,251	$1,320,829

Operating Income
E-Infrastructure Solutions	$35,945	$37,533	$103,381	$91,642
Transportation Solutions	14,487	9,700	29,649	21,553
Building Solutions	12,848	9,324	35,029	28,433
Segment Operating Income	63,280	56,557	168,059	141,628
Corporate G&A Expense	(6,040)	(7,005)	(17,680)	(18,239)
Acquisition Related Costs	(103)	(77)	(352)	(562)
Total Operating Income	$57,137	$49,475	$150,027	$122,827

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

OVERVIEW
General—Sterling Infrastructure, Inc., (“Sterling,” “the Company,” “we,” “our” or “us”) operates through a variety of subsidiaries within three segments specializing in E-Infrastructure, Transportation and Building Solutions in the United States, primarily across the Southern, Northeastern, Mid-Atlantic and Rocky Mountain regions and Hawaii. E-Infrastructure Solutions provides advanced, large-scale site development services for manufacturing, data centers, e-commerce distribution centers, warehousing, power generation and more. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, rail and storm drainage systems. Building Solutions includes residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs and other concrete work. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.
Myers Disposition—On November 30, 2022, we entered into an agreement (the “Myers Agreement”) and sold the Company’s 50% ownership interest in its partnership with Myers & Sons Construction L.P. (“Myers”) for $18 million in cash. The Company received two payments in the first quarter of 2023 totaling $14 million and in accordance with the Myers Agreement’s payment terms, two payments of $2 million each are due by the end of 2025 and 2027. The disposition is consistent with the Company’s strategic shift to reduce its portfolio of low-bid heavy highway and water containment and treatment projects in order to reduce risk, to improve the Company’s margins and to focus on its strategic geographies outside of California. This strategic shift had a major effect on our operations and consolidated financial results, and accordingly, the historical results of Myers have been presented as discontinued operations in our Condensed Consolidated Statements of Operations. Prior to being disclosed as a discontinued operation, the results of Myers were included within our Transportation Solutions segment. The following discussion reflects continuing operations only, unless otherwise indicated. See Note 3 - Dispositions for further discussion.
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
E-Infrastructure Solutions—Sterling’s E-Infrastructure Solutions business is driven by our customers’ investments in the development of advanced manufacturing centers, data centers, e-commerce distribution centers and warehouses. We see significant growth opportunities tied to the implementation of multi-year capital deployment plans by customers in the electric vehicle (EV), battery, solar, food, and semiconductor manufacturing markets. Sterling has recently been awarded several large projects related to investments in EV and solar products. We anticipate continued strong demand from these and other technology sectors, supported by Federal government investment initiatives and incentives. Additionally, we continue to benefit from activity related to multiphase hyperscale data center development. While we are seeing strength across the majority of our end customers, in 2023 we have experienced a decline in large e-commerce distribution center and small warehouse activity. We expect these markets will remain muted through 2024.
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
Building Solutions—Our Building Solutions segment is comprised of our residential and commercial businesses. The business is driven by new home starts in Dallas-Fort Worth, the segment's largest market, and continued expansion in the Houston and Phoenix markets. Building Solutions' core customer base includes top national, regional and custom home builders in our areas. In 2022, the residential market experienced significant price volatility and availability for key materials, including concrete, steel and lumber, as well as increases in subcontractor labor costs and decreased labor availability. The Company negotiated with customers to successfully recoup the increases in material and labor costs through price increases. While the key materials markets have stabilized of late, interest rates have continued to escalate, making new home ownership less affordable. In turn, we saw a decrease in housing starts and reduced demand for single-family homes in late 2022. However, the year is showing signs of recovery, which we anticipate will continue through 2023. For our commercial business, the demand in the multi-family home market has started to increase, helping to offset the decrease in housing starts.
BACKLOG
Our remaining performance obligations on our projects, as defined in ASC 606, do not differ from what we refer to as “Backlog.” Our Backlog represents the amount of revenues we expect to recognize in the future from our contract commitments on projects. The contracts in Backlog are typically completed in 6 to 36 months. Our unsigned awards (“Unsigned Awards”) are excluded from Backlog until the contract is executed by our customer. We refer to the combination of our Backlog and Unsigned Awards as “Combined Backlog.” Our book-to-burn ratio is determined by taking our additions to Backlog and dividing it by revenue for the applicable period. This metric allows management to monitor the Company’s business development efforts to ensure we grow our Backlog and our business over time, and management believes that this measure is useful to investors for the same reason.
At September 30, 2023, our Backlog was $2.01 billion, as compared to $1.41 billion at December 31, 2022, with a book-to-burn ratio of 1.5X for the nine months ended September 30, 2023.
Unsigned Awards were $375.2 million at September 30, 2023 and $275.0 million at December 31, 2022. Combined Backlog totaled $2.39 billion and $1.69 billion at September 30, 2023 and December 31, 2022, respectively, with a book-to-burn ratio of 1.5X for the nine months ended September 30, 2023.
The Company’s margin in Backlog has increased to 15.2% at September 30, 2023 from 14.3% at December 31, 2022 and the Combined Backlog margin increased to 14.9% at September 30, 2023 from 14.2% at December 31, 2022, driven by a greater mix of E-Infrastructure Solutions backlog and an improved backlog margin mix within Transportation Solutions.
RESULTS OF OPERATIONS
Consolidated Results (2023 compared to 2022)
Consolidated financial highlights for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Revenues	$560,347	$493,040	$1,486,251	$1,320,829
Gross profit	91,867	79,444	245,883	205,601
General and administrative expenses	(25,237)	(22,235)	(72,592)	(63,376)
Intangible asset amortization	(3,736)	(3,509)	(11,209)	(10,591)
Acquisition related costs	(103)	(77)	(352)	(562)
Other operating expense, net	(5,654)	(4,148)	(11,703)	(8,245)
Operating income	57,137	49,475	150,027	122,827
Interest, net	(3,107)	(4,970)	(14,189)	(14,061)
Income before income taxes and noncontrolling interests	54,030	44,505	135,838	108,766
Income tax expense	(13,891)	(13,173)	(35,429)	(30,966)
Less: Net income attributable to noncontrolling interests	(786)	(634)	(1,927)	(1,316)
Net income attributable to Sterling common stockholders	$39,353	$30,698	$98,482	$76,484

Gross margin	16.4%	16.1%	16.5%	15.6%
Revenues—Revenues were $560.3 million for the third quarter of 2023, an increase of $67.3 million or 13.7% compared with the third quarter of 2022. The increase in the third quarter of 2023 was driven by a $35.8 million increase in Transportation Solutions and a $33.1 million increase in Building Solutions, partly offset by a $1.6 million decrease in E-Infrastructure Solutions. Revenues were $1.49 billion for the nine months ended September 30, 2023, an increase of $165.4 million or 12.5% compared with the nine months ended September 30, 2022. The increase in the nine months ended September 30, 2023 was driven by a $64.3 million increase in Building Solutions, a $61.9 million increase in E-Infrastructure Solutions and a $39.2 million increase in Transportation Solutions.

Gross profit—Gross profit was $91.9 million for the third quarter of 2023, an increase of $12.4 million or 15.6% compared to the third quarter of 2022. Gross profit was $245.9 million for the nine months ended September 30, 2023, an increase of $40.3 million or 19.6% compared to the nine months ended September 30, 2022. The increases in gross profit were primarily driven by higher volume, an improved project margin mix in Transportation Solutions and an improving supply chain.
Gross margin—The Company’s gross margin as a percent of revenue increased to 16.4% in the third quarter of 2023, as compared to 16.1% in the third quarter of 2022. The Company’s gross margin as a percent of revenue increased to 16.5% in the nine months ended September 30, 2023, as compared to 15.6% in the nine months ended September 30, 2022. The increases in gross margin as a percent of revenue were due to an easing of supply chain challenges starting in the second quarter of 2023.
Contracts in progress which were not substantially completed totaled approximately 230 and 240 at September 30, 2023 and 2022, respectively. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
General and administrative expenses—General and administrative expenses were $25.2 million, or 4.5% of revenue, for the third quarter of 2023, compared to $22.2 million, or 4.5% of revenue, for the third quarter of 2022. General and administrative expenses were $72.6 million, or 4.9% of revenue, for the nine months ended September 30, 2023, compared to $63.4 million, or 4.8% of revenue, for the nine months ended September 30, 2022. The Company anticipates that general and administrative expense will be approximately 5% of revenue for the full year 2023.
Interest, net—Interest, net was $3.1 million for the third quarter of 2023, compared to $5.0 million for the third quarter of 2022, and was $14.2 million for the nine months ended September 30, 2023, compared to $14.1 million for the nine months ended September 30, 2022. The three and nine months ended September 30, 2023 experienced higher interest expense due to continued interest rate increases in 2023 on our Credit Facility and the expiration of our interest rate swap in the fourth quarter of 2022, partly offset by higher interest income due to increased interest rates in 2023 on our growing cash balance.
Income taxes—The effective income tax rate was 25.7% for the third quarter of 2023 and 26.1% for the nine months ended September 30, 2023. The rates varied from the statutory rate primarily as a result of state income taxes, non-deductible compensation and other permanent differences. The Company incurred a tax rate benefit for the three and nine months ended September 30, 2023 for increased tax deductions related to stock compensation. The Company anticipates an effective income tax rate for the full year 2023 of approximately 27%. See Note 11 - Income Taxes for more information.
Segment Results (2023 compared to 2022)
The Company’s operations consist of three reportable segments: E-Infrastructure Solutions, Transportation Solutions and Building Solutions. We incur expenses at the corporate level that relate to our business as a whole. Certain of these amounts have been charged to our business segments by various methods, largely on the basis of usage, with the unallocated remainder reported in the “Corporate G&A Expense” line. Corporate general and administrative expense is primarily comprised of corporate headquarters facility expense, the cost of the executive management team, and expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to the businesses, such as corporate human resources, legal, governance, compliance and finance functions. The segment information for the prior period has been recast to conform to the current presentation.

(In thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
Revenues	2023	% of Revenue	2022	% of Revenue	2023	% of Revenue	2022	% of Revenue
E-Infrastructure Solutions	$253,948	45%	$255,530	52%	$719,936	48%	$658,005	50%
Transportation Solutions	192,996	35%	157,224	32%	455,223	31%	416,005	31%
Building Solutions	113,403	20%	80,286	16%	311,092	21%	246,819	19%
Total Revenues	$560,347		$493,040		$1,486,251		$1,320,829

Operating Income
E-Infrastructure Solutions	$35,945	14.2%	$37,533	14.7%	$103,381	14.4%	$91,642	13.9%
Transportation Solutions	14,487	7.5%	9,700	6.2%	29,649	6.5%	21,553	5.2%
Building Solutions	12,848	11.3%	9,324	11.6%	35,029	11.3%	28,433	11.5%
Segment Operating Income	63,280	11.3%	56,557	11.5%	168,059	11.3%	141,628	10.7%
Corporate G&A Expense	(6,040)		(7,005)		(17,680)		(18,239)
Acquisition Related Costs	(103)		(77)		(352)		(562)
Total Operating Income	$57,137	10.2%	$49,475	10.0%	$150,027	10.1%	$122,827	9.3%
E-Infrastructure Solutions
Revenues—Revenues were $253.9 million for the third quarter of 2023, a decrease of $1.6 million or 0.6% compared to the third quarter of 2022, and revenues were $719.9 million for the nine months ended September 30, 2023, an increase of $61.9 million or 9.4% compared to the nine months ended September 30, 2022. The increase for the nine months ended September 30, 2023 was driven by higher volume from advanced manufacturing and data centers, partly offset by lower volume from large e-commerce distribution centers and small warehouses.
Operating income—Operating income was $35.9 million, or 14.2% of revenue, for the third quarter of 2023, a decrease of $1.6 million, compared to $37.5 million, or 14.7% of revenue, for the third quarter of 2022. The decreases in operating income and margin were driven by lower volume from large e-commerce distribution centers and small warehouses, partly offset by higher volume from advanced manufacturing.
Operating income was $103.4 million, or 14.4% of revenue, for the nine months ended September 30, 2023, an increase of $11.7 million, compared to $91.6 million, or 13.9% of revenue, for the nine months ended September 30, 2022. The increases in operating income and margin for the nine months ended September 30, 2023 were driven by the aforementioned higher volume from advanced manufacturing and data centers, and an easing of supply chain challenges starting in the second quarter of 2023.
Transportation Solutions
Revenues—Revenues were $193.0 million for the third quarter of 2023, an increase of $35.8 million or 22.8% compared to the third quarter of 2022, and revenues were $455.2 million for the nine months ended September 30, 2023, an increase of $39.2 million or 9.4% compared to the nine months ended September 30, 2022. The increases were primarily driven by higher heavy highway and other non-highway services revenue, partly offset by lower aviation revenues due to the timing of backlog execution.
Operating Income—Operating income was $14.5 million, or 7.5% of revenue, for the third quarter of 2023, an increase of $4.8 million, compared to $9.7 million, or 6.2% of revenue, for the third quarter of 2022. Operating income was $29.6 million, or 6.5% of revenue, for the nine months ended September 30, 2023, an increase of $8.1 million, compared to $21.6 million, or 5.2% of revenue, for the nine months ended September 30, 2022. The increases in operating income and margin were driven by an improved project margin mix and the aforementioned higher revenue.
Building Solutions
Revenues—Revenues were $113.4 million for the third quarter of 2023, an increase of $33.1 million or 41.2%, compared to the third quarter of 2022, and revenues were $311.1 million for the nine months ended September 30, 2023, an increase of $64.3 million or 26.0%, compared to the nine months ended September 30, 2022. The increases were driven by higher residential revenues due to a record number of slabs poured for the third quarter and nine months ended September 30, 2023, and an increase in commercial volume compared to 2022. The increase in residential revenues includes $9.8 million and $24.4 million for the three and nine months ended September 30, 2023, respectively, from the Arizona concrete foundation business acquired in late 2022.
Operating income—Operating income was $12.8 million, or 11.3% of revenue, for the third quarter of 2023, an increase of $3.5 million, compared to $9.3 million, or 11.6% of revenue, for the third quarter of 2022. Operating income was $35.0 million, or 11.3% of revenue, for the nine months ended September 30, 2023, an increase of $6.6 million, compared to $28.4 million, or 11.5% of revenue, for the nine months ended September 30, 2022. The increases in operating income were driven by the aforementioned higher volume. The decreases in operating margin were driven by a greater mix of commercial work, which generally generates lower margins, and higher concrete prices in 2023 compared to 2022.
PRIOR PERIOD RESULTS OF OPERATIONS
As a result of the Myers Disposition, the Company is providing its third quarter and nine months ended September 30, 2022 Results of Operations to reflect the results on a Continued and Discontinued Operations basis.
Consolidated Results (2022 compared to 2021)
Consolidated financial highlights for the three and nine months ended 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Revenues	$493,040	$413,111	$1,320,829	$1,058,999
Gross profit	79,444	54,878	205,601	151,020
General and administrative expenses	(22,235)	(17,142)	(63,376)	(46,182)
Intangible asset amortization	(3,509)	(2,866)	(10,591)	(8,598)
Acquisition related costs	(77)	—	(562)	—
Other operating expense, net	(4,148)	(2,860)	(8,245)	(9,287)
Operating income	49,475	32,010	122,827	86,953
Interest, net	(4,970)	(3,919)	(14,061)	(15,603)
Gain on extinguishment of debt, net	—	—	—	1,064
Income before income taxes and noncontrolling interests	44,505	28,091	108,766	72,414
Income tax expense	(13,173)	(7,475)	(30,966)	(20,322)
Less: Net income attributable to noncontrolling interests	(634)	(631)	(1,316)	(1,905)
Net income attributable to Sterling common stockholders	$30,698	$19,985	$76,484	$50,187

Gross margin	16.1%	13.3%	15.6%	14.3%

Discontinued Operations (Note 3):
Revenues	$63,902	$50,338	$157,001	$121,432
Operating (loss) income	$(1,789)	$21	$(5,782)	$553
Pretax (loss) income	$(1,786)	$1,002	$(3,287)	$1,503
Revenues—Revenues were $493.0 million for third quarter of 2022, an increase of $79.9 million or 19.3% compared with the third quarter of 2021. The increase was driven by a $134.2 million increase in E-Infrastructure Solutions, partly offset by a $42.3 million decrease in Transportation Solutions and a $12.0 million decrease in Building Solutions. Revenues were $1.32 billion for the nine months ended September 30, 2022, an increase of $261.8 million or 24.7% compared with the nine months ended September 30, 2021. The increase was driven by a $316.4 million increase in E-Infrastructure Solutions and an $8.1 million increase in Building Solutions, partly offset by a $62.7 million decrease in Transportation Solutions.
Gross profit—Gross profit was $79.4 million for the third quarter of 2022, an increase of $24.6 million or 44.8% compared to the third quarter of 2021. Gross profit was $205.6 million for the nine months ended September 30, 2022, an increase of $54.6 million or 36.1% compared to the nine months ended September 30, 2021. The increases were primarily driven by the inclusion of the acquired operations of Petillo LLC and its related entities (collectively, “Petillo”) and higher volume within E-Infrastructure Solutions, and cost recovery efforts within Building Solutions, partly offset by continued headwinds from inflation, labor and material supply issues primarily within E-Infrastructure Solutions and Building Solutions.
Gross margin—The Company’s gross margin as a percent of revenue increased to 16.1% in the third quarter of 2022, as compared to 13.3% in the third quarter of 2021. The Company’s gross margin as a percent of revenue increased to 15.6% in the nine months ended September 30, 2022, as compared to 14.3% in the nine months ended September 30, 2021. The increases in gross margin as a percent of revenue were primarily due to an increased proportion of revenue from the higher margin E-Infrastructure Solutions segment, improved margin mix from Transportation Solutions, and cost recovery efforts from Building Solutions.
Contracts in progress that were not substantially complete totaled approximately 240 and 160 September 30, 2022 and 2021, respectively. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
General and administrative expenses—General and administrative expenses were $22.2 million, or 4.5% of revenue, for the third quarter of 2022, compared to $17.1 million, or 4.1% of revenue, for the third quarter of 2021. General and administrative expenses were $63.4 million, or 4.8% of revenue, for the nine months ended September 30, 2022, compared to $46.2 million, or 4.4% of revenue, for the nine months ended September 30, 2021. The increases were primarily driven by the inclusion of $2.8 million and $8.4 million of general and administrative expense generated from the acquired Petillo operations in the three and nine months ended 2022, respectively, as well as a continued impact from inflation and supply-chain issues.
Interest expense—Interest expense was $5.1 million for the third quarter of 2022 compared to $3.9 million for the third quarter of 2021. The increase was due to additional borrowings related to the Petillo acquisition and increasing interest rates in 2022. Interest expense was $14.3 million for the nine months ended September 30, 2022, compared to $15.6 million for the nine months ended September 30, 2021. The decrease was due to a 2% lower applicable interest rate provided under the amended Credit Agreement, which was amended in the second quarter of 2021, partly offset by the additional borrowings related to the Petillo acquisition and increasing interest rates in 2022.
Income taxes—The effective income tax rate was 29.6% for the third quarter of 2022 and 28.5% for nine months ended September 30, 2022. Due to its net operating loss carryforwards, the Company had no cash payments for federal income taxes in 2022 or 2021.
Discontinued Operations—Revenues were $63.9 million for the third quarter of 2022, an increase of $13.6 million or 26.9%, compared to the third quarter of 2021. Revenues were $157.0 million for the nine months ended September 30, 2022, an increase of $35.6 million or 29.3%, compared to the nine months ended September 30, 2021. The increases were primarily driven by higher heavy highway and water containment and treatment revenue.
Operating loss was $1.8 million for the third quarter of 2022, a decrease of $1.8 million, compared to operating income of $21 thousand in the third quarter 2021. Operating loss was $5.8 million for the nine months ended September 30, 2022, a decrease of $6.3 million compared to operating income of $553 thousand for the nine months ended September 30, 2021. The decreases in operating income were primarily the result of project losses and higher professional fees.
Pretax loss was $1.8 million for the third quarter of 2022, a decrease of $2.8 million compared to pretax income of $1.0 million in the third quarter of 2021. Pretax loss was $3.3 million for the nine months ended September 30, 2022, a decrease of $4.8 million compared to pretax income of $1.5 million for the nine months ended September 30, 2021. The decreases in pretax income were driven by the aforementioned operating losses, with the nine months ended September 30, 2022 being partly offset by a gain on the forgiveness of a PPP loan.

Segment Results (2022 compared to 2021)

(In thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
Revenues	2022	% of Revenue	2021	% of Revenue	2022	% of Revenue	2021	% of Revenue
E-Infrastructure Solutions	$255,530	52%	$121,286	30%	$658,005	50%	$341,601	32%
Transportation Solutions	157,224	32%	199,560	48%	416,005	31%	478,673	45%
Building Solutions	80,286	16%	92,265	22%	246,819	19%	238,725	23%
Total Revenues	$493,040		$413,111		$1,320,829		$1,058,999

Operating Income
E-Infrastructure Solutions	$37,533	14.7%	$19,218	15.8%	$91,642	13.9%	$61,744	18.1%
Transportation Solutions	9,700	6.2%	8,936	4.5%	21,553	5.2%	15,650	3.3%
Building Solutions	9,324	11.6%	9,238	10.0%	28,433	11.5%	23,389	9.8%
Segment Operating Income	56,557	11.5%	37,392	9.1%	141,628	10.7%	100,783	9.5%
Corporate G&A Expense	(7,005)		(5,382)		(18,239)		(13,830)
Acquisition Related Costs	(77)		—		(562)		—
Total Operating Income	$49,475	10.0%	$32,010	7.7%	$122,827	9.3%	$86,953	8.2%
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
Operating income was $91.6 million (or 13.9% of revenue) for the nine months ended September 30, 2022, an increase of $29.9 million, compared to $61.7 million (or 18.1% of revenue) for the nine months ended September 30, 2021. The increase in operating income was driven by the inclusion of Petillo operations and higher volume in the nine months ended September 30, 2022, partly offset by the aforementioned headwinds and seasonality of weather in the Northeastern and Mid-Atlantic U.S. region in the first quarter of 2022. The decrease in operating margin was primarily due to the factors mentioned above.
Transportation Solutions
Revenues—Revenues were $157.2 million for the third quarter of 2022, a decrease of $42.3 million or 21.2% compared to the third quarter of 2021. Revenues were $416.0 million for the nine months ended September 30, 2022, a decrease of $62.7 million or 13.1% compared to the nine months ended September 30, 2021. The decreases were primarily driven by lower heavy highway and aviation revenue due to the timing of backlog execution, partly offset by an increase in other non-highway services revenue.
Operating Income—Operating income was $9.7 million (or 6.2% of revenue) for the third quarter of 2022, an increase of $0.8 million, compared to $8.9 million (or 4.5% of revenue) for the third quarter of 2021, and operating income was $21.6 million (or 5.2% of revenue) for the nine months ended September 30, 2022, an increase of $5.9 million, compared to $15.7 million (or 3.3% of revenue) for the nine months ended September 30, 2021. The increases were the result of improved margin mix with the ramp up of construction on large design-build projects and the continued execution of our strategic plan to reduce revenue from lower margin low-bid heavy highway work, partly offset by lower volume.

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
LIQUIDITY AND SOURCES OF CAPITAL
Cash—Cash at September 30, 2023 and December 31, 2022 includes the following components:

(In thousands)	September 30, 2023	December 31, 2022
Generally Available	$308,418	$100,825
Consolidated 50% Owned Subsidiaries	71,720	55,700
Construction Joint Ventures	29,260	25,019
Total Cash	$409,398	$181,544
The following tables set forth information about our cash flows and liquidity:

(In thousands)	Nine Months Ended September 30,
Net cash provided by (used in):	2023	2022
Operating activities	$331,215	$138,168
Investing activities	(25,637)	(47,822)
Financing activities	(81,445)	(25,133)
Net change in cash and cash equivalents	$224,133	$65,213
Operating Activities—During the nine months ended September 30, 2023, net cash provided by operating activities was $331.2 million, compared to net cash provided by operating activities of $138.2 million for the nine months ended September 30, 2022. Cash flows provided by operating activities were driven by higher net income, adjusted for various non-cash items and changes in accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below, and other assets and accrued liabilities.
Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in the components of Contract Capital during the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Contracts in progress, net	$195,392	$26,451
Accounts receivable	(63,685)	(97,447)
Receivables from and equity in construction joint ventures	(471)	580
Accounts payable	24,180	47,411
Change in Contract Capital, net	$155,416	$(23,005)
During the nine months ended September 30, 2023, the change in Contract Capital was $155.4 million, which was primarily driven by the E-Infrastructure Solutions segment due to the increased size and duration of its projects in progress. The

Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.
Investing Activities—During the nine months ended September 30, 2023, net cash used by investing activities was $25.6 million, compared to net cash used of $47.8 million in the nine months ended September 30, 2022. The net cash used was driven by $49.2 million for purchases of capital equipment, partly offset by $14 million received in accordance with the Myers Agreement’s payment terms for the disposition of Myers and $9.6 million of cash proceeds from the sale of property and equipment. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment.
Financing Activities—During the nine months ended September 30, 2023, net cash used in financing activities was $81.4 million, compared to net cash used of $25.1 million in the prior year. The financing cash outflow was primarily driven by $76.2 million of repayments on the Term Loan Facility, including scheduled payments of $23.2 million and voluntary early payments of $53 million. The Company is currently evaluating options to either extend or replace the Credit Facility, which will otherwise mature on October 2, 2024.
Discontinued Operations—Cash flows from discontinued operations are disclosed below and in Note 3 - Dispositions, rather than separately presented in the statement of cash flows. The Company does not expect the absence of the cash flows from discontinued operations to have a significant impact on future liquidity and capital resources.

Net cash used in:	Nine Months Ended September 30, 2022
Operating activities of Discontinued Operations	$(9,158)
Investing activities of Discontinued Operations	(688)
Financing activities of Discontinued Operations	(81)
Net change in cash, cash equivalents, and restricted cash of Discontinued Operations	$(9,927)
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
 At September 30, 2023, there was approximately $6 million of construction work to be completed on unconsolidated construction joint venture contracts, of which approximately $3 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of September 30, 2023, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.
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
Our interest rate risk relates primarily to fluctuations in variable interest rates on our Credit Facility. Our indebtedness as of September 30, 2023 included $347.4 million of variable rate debt under our Credit Facility. At September 30, 2023 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $3.5 million per year.
Other
Fair Value—The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. Based upon the current market rates for debt with similar credit risk and maturities, at September 30, 2023, the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR plus an applicable margin.
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2023. As previously disclosed in “Part II, Item 9A. Controls and Procedures” of the 2022 Form 10-K, we completed the acquisition of Concrete Construction Services of Arizona LLC and its affiliated company’s business (collectively, “CCS”) on December 20, 2022 and, as permitted by SEC guidance for newly acquired businesses, we have elected to exclude the acquired business operations of CCS from the scope of design and operation of our disclosure controls and procedures for the quarter ended September 30, 2023. Based on the evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2023 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company, including its construction joint ventures and its consolidated 50% owned subsidiary, is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. See Note 10 -

“Commitments and Contingencies”, included in the unaudited Notes to our Condensed Consolidated Financial Statements included in Part 1 Item 1. Condensed Consolidated Financial Statements of this Report for additional information.
Item 1A. Risk Factors
There have not been any material changes from the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of the 2022 Form 10-K. You should carefully consider such risk factors, which could materially affect the business, financial condition or future results.
Item 5. Other Information
During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K. As of September 30, 2023, there were no active Rule or non-Rule 10b5-1 trading arrangements in effect.
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

STERLING INFRASTRUCTURE, INC.

Date: November 7, 2023	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer and Duly Authorized Officer