Form 10-K
period 2023-12-31
STERLING INFRASTRUCTURE, INC.
filed 2024-02-27
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___
Commission File Number 1-31993

STERLING INFRASTRUCTURE, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-1655321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Hughes Landing Blvd., The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (281) 214-0777

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value per share	STRL	NASDAQ
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☑ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes ☑ No

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
Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.			☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates, based on a NASDAQ closing price of $55.80 on June 30, 2023, was approximately $1.66 billion.
The number of shares outstanding of the registrant’s common stock as of February 23, 2024 – 30,925,747

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Sterling Infrastructure, Inc. Annual Report on Form 10-K Table of Contents

PART I
Cautionary Statement Regarding Forward-Looking Statements
This annual report on Form 10-K, including the documents incorporated herein by reference, contains statements that are, or may be considered to be, “forward-looking statements” regarding the Company which represent our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for certain forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements included or incorporated by reference herein relate to matters that are not based on historical facts and reflect our current expectations as of the date of this annual report on Form 10-K, regarding items such as: our industry and business outlook, including relating to federal, state and municipal funding for projects, the residential home building market and demand from our customers; business strategy, including the integration of recent acquisitions and the potential for additional future acquisitions; expectations and estimates relating to our backlog; expectations concerning our market position; future operations; margins; profitability; capital expenditures; liquidity and capital resources; and other financial and operating information. Forward-looking statements may use or contain words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “will,” “would” and similar terms and phrases.
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
•cost escalations associated with our contracts, due to changes in availability, proximity and cost of materials such as steel, cement, concrete, aggregates, oil, fuel and other construction materials, in U.S. trade policies and retaliatory responses from other countries, and cost escalations associated with subcontractors and labor;
•any action or inaction of suppliers, subcontractors, design engineers, joint venture partners, customers, competitors, banks, surety companies and others, which is beyond our control, including the failure of suppliers, subcontractors and joint venture partners to perform their obligations;
•factors that affect the accuracy of estimates inherent in the bidding for contracts, estimates of backlog, and “over time” revenue recognition accounting policies, including onsite conditions that differ materially from those assumed in the original bid, contract modifications, mechanical problems with machinery or equipment and effects of other risks referenced below;
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
•our ability to meet the terms and conditions of our debt obligations and covenants; and
•the other risks discussed in more detail in Item 1A “Risk Factors”, other portions of this report, or our other filings with the Securities and Exchange Commission (the “SEC”).
In reading this annual report on Form 10-K, you should consider these factors carefully in evaluating any forward-looking statements, and you are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements reflect our current expectations as of the date of this annual report on Form 10-K regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. Additional factors or risks that we currently deem immaterial, that are not presently known to us or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned that many of the assumptions upon which our forward-looking statements are based are likely to change after the date the forward-looking statements are made. Further, we may make changes to our business plans that could affect our results. Although we believe that our plans, intentions and expectations reflected in, or suggested by, the forward-looking statements that we make in this annual report on Form 10-K are reasonable, we can provide no assurance that they will be achieved.
The forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise, and notwithstanding any changes in our assumptions, changes in business plans, actual experience or other changes.

Item 1. Business
Overview of the Company’s Business
Sterling Infrastructure, Inc. (“Sterling” or “the Company”) operates through a variety of subsidiaries within three segments specializing in E-Infrastructure, Transportation and Building Solutions in the United States, primarily across the Southern, Northeastern, Mid-Atlantic and Rocky Mountain regions and the Pacific Islands. E-Infrastructure Solutions provides advanced, large-scale site development services for manufacturing, data centers, e-commerce distribution centers, warehousing, power generation and more. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, rail and storm drainage systems. Building Solutions includes residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs, other concrete work, and plumbing services for new single-family residential builds. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.
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
Build a Platform for Future Accretive Growth
Solidifying the base—The Company’s historic base business is our low-bid heavy highway projects within our Transportation Solutions segment. Heavy highway projects typically have gross margins of 7-8%; however, prior to 2016 our gross margin was approximately 4%. In 2016 we implemented a strategy to solidify this base business by improving bid discipline to significantly reduce the probability of project losses. Since the implementation of the strategy and application of the key objective, we have improved the heavy highway backlog gross margin to 11.3% at December 31, 2023, and we expect gross margins to increase further as we continue to execute our strategy.
Growing high margin products and services—While solidifying the base is important to the profitability of the Company, the improvement of gross margins is limited due to the highly competitive bidding environment for heavy highway projects. In 2016, we implemented a strategy to shift our project mix from low-bid heavy highway projects to alternative delivery heavy highway projects and other higher margin work (e.g., airports, commercial, piling and shoring). In 2016, our low-bid heavy highway revenue was approximately 79% of our total revenue, but we have progressively lowered this to 15% as of December 31, 2023. The key objective in this strategic area is our focus on bottom-line growth, and the higher margin projects we target have gross margins in the range of 12%-15%.
Expansion into adjacent markets—In 2016, we implemented a strategy to pursue growth through the acquisition of companies and assets that will enable us to expand into adjacent markets and broaden the types of projects we execute. We operate a decentralized, adaptive business model, which provides us with flexibility to pursue acquisitions and other strategic transactions. Our acquisition strategy has focused on businesses that can strengthen our current portfolio, enable us to expand into complementary categories or geographic regions or provide diversification of cash flows. The companies we target for acquisition typically have gross margins of 15% or more. This strategic focus allows us to broaden our portfolio of products and services, and broaden our end customer base to remain competitive in the markets where we operate. Since 2016, we have completed six acquisitions and plan to consider other strategic acquisitions in the future.
Recent Strategic Transactions
Myers Disposition—On November 30, 2022, we entered into an agreement (the “Agreement”) and sold the Company’s 50% ownership interest in its partnership with Myers & Sons Construction L.P. (“Myers”) for $18 million in cash. In accordance with the Agreement’s payment terms, the Company received two payments totaling $14 million in the first quarter of 2023 and two additional payments of $2 million each are due by the end of 2025 and 2027, respectively. The disposition is consistent with the Company’s strategic shift to reduce its portfolio of low-bid heavy highway and water containment and treatment projects in order to reduce risk and improve the Company’s margins and to focus on its strategic geographies outside of California. This strategic shift had a major effect on our operations and consolidated financial results, and accordingly, the historical results of Myers have been presented as discontinued operations in our Consolidated Statements of Operations. Prior to being disclosed as a discontinued operation, the results of Myers were included within our Transportation Solutions segment. See Note 4 - Dispositions for further discussion.
CCS Acquisition—On December 20, 2022, we completed the acquisition of Concrete Construction Services of Arizona LLC and its affiliate, CCS Contracting Services LLC (collectively “CCS”), for a purchase price of approximately $21 million. CCS’s business provides concrete foundation services for residential single-family homes; this includes the preparation, pouring and finishing of post-tension concrete foundations for new housing subdivisions in the greater Phoenix, Arizona area. The results of CCS are included within our Building Solutions segment.
PPG Acquisition—On November 16, 2023, we completed the acquisition of Professional Plumbers Group, Incorporated (“PPG”), a corporation headquartered in Wylie, Texas, near Dallas-Fort Worth, for a purchase price of approximately $57 million. PPG’s business provides services for all the major plumbing phases required for new single-family residential builds, which expands our suite of residential services in the Dallas-Fort Worth market to include the next critical phase of the build once the slab is complete. The results of PPG are included within our Building Solutions segment. See Note 3 - Acquisitions for further discussion.
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
E-Infrastructure Solutions—Our E-Infrastructure Solutions segment serves large, blue-chip end users in the e-commerce distribution center, data center, manufacturing, warehousing, and power generation sectors and more. We are a leading provider of large-scale site development services in the Southeastern, Northeastern and Mid-Atlantic U.S. Four customers accounted for 40% of the segment’s revenue in 2023, 35% in 2022 and 58% in 2021.
    Transportation Solutions—Our Transportation Solutions segment is comprised of heavy highway, aviation and rail projects, and it relies heavily on federal and state infrastructure spending. The principal geographic markets of this segment are Arizona, Colorado, Nevada, Texas, Utah and the Pacific Islands. Within these principal markets, our core customers are state Departments of Transportation (“DOT(s)”) and regional transit, airport, port, water and railroad authorities. Four state DOTs accounted for 50% of the segment’s revenue in 2023, 44% in 2022 and 42% in 2021.
Building Solutions—Our Building Solutions segment is comprised of our residential and commercial businesses. The principal geographic market for our residential business is Texas, specifically Dallas-Fort Worth, Houston and the surrounding communities. In 2021, we expanded our residential business into the greater Phoenix area and continued this expansion in 2022 with the acquisition of the CCS business. In 2023, we further expanded our services in the Dallas-Fort Worth market to include plumbing services for all the major plumbing phases required for new single-family residential builds with our acquisition of PPG. Our core residential customer base is comprised of leading national, regional and custom home builders. Our commercial business focuses on concrete construction of multi-family foundations, parking structures, elevated slabs and other concrete work for leading developers and general contractors in commercial markets. Four customers, including their respective affiliates, accounted for 42% of the segment’s revenue in 2023, 60% in 2022 and 57% in 2021.
In 2023, no individual customer accounted for more than 10% of our consolidated revenues; however we routinely construct projects for our largest customers mentioned above. The loss of any of these customers could have a material adverse effect on our business and financial results. Refer to Item 1A “Risk Factors” and Note 19 - Concentration of Risk and Enterprise Wide Disclosures for information on the Company’s major customers that represent a concentration of risk due to their significant revenue contributions.
Competition
Competition for our segments varies widely, from small local contractors to large international construction companies. We aim to position ourselves in the mid-level market, traditionally bidding on work too large for the small local contractors yet too small for the large national and international construction companies. However, should market conditions become less favorable, we would expect to see a convergence from both the small local contractors and large international construction companies into our targeted mid-level market. This convergence could increase competitive bidding pressure and reduce both revenue growth and margins. See Item 1A “Risk Factors” for further discussion of risks associated with our competitive environment.
Seasonality
Operations for our segments are often affected by weather conditions, especially during the first and fourth quarters of our fiscal year. These conditions may disrupt construction schedules and lead to variability in our revenues, profitability and the number of employees we require. For additional discussion regarding the potential impacts of seasonality on our business, see Item 1A “Risk Factors.”
Resources
We procure raw materials essential for the operation of our segments, such as, cement, aggregate, concrete, liquid asphalt, lumber, steel, and fuels, including diesel, gasoline, natural gas and propane, from a broad network of sources. Fluctuations in the price and availability of these raw materials may vary over time due to changes in market conditions and production capacities.
Backlog
    Our remaining performance obligations on our projects, as defined in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, do not differ from what we refer to as “Backlog.” Our Backlog represents the amount of revenues we expect to recognize in the future from our contract commitments on projects. The contracts in Backlog are typically completed in 6 to 36 months. The value of our Backlog was $2.07 billion at December 31, 2023, as compared to $1.41 billion at December 31, 2022. We exclude from our Backlog any contract where we are the apparent low bidder for projects (“Unsigned Awards”) until such contract is formally executed by the customer (approximately $303.2 million at December 31, 2023). Certain Building Solutions revenue is recognized upon completion at a point in time and therefore is never reflected in our Backlog. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog” for a discussion and quantification of our Backlog. Also see Item 1A “Risk Factors” for further discussion of risks related to Backlog.
Contracts
Our contracts are awarded on a competitively bid basis or negotiated bid basis using a range of contracting options, including fixed-unit price, lump sum and cost-reimbursable. Each of these contract types presents advantages and disadvantages. Typically, the Company assumes more risk with lump-sum contracts; however, these types of contracts can yield additional profits if the work is completed for less than originally estimated. Under fixed-unit price contracts, the Company’s profit may vary if actual labor-hour costs vary significantly from the negotiated rates. Each contract is designed to optimize the balance between risk and reward. At December 31, 2023, substantially all of our Backlog was contracted on a fixed-unit price or lump sum basis. We occasionally present claims or change orders to our clients for additional costs exceeding or not included in the initial contract price. Also, because some contracts can provide little or no fee for managing material costs, the components of contract cost can impact profitability.
Substantially all of the contracts in our Backlog contain termination for convenience clauses which allow the customer to cancel the contract at their election but would require that the Company be compensated for work performed through the date of termination and for additional contractual costs for cancellation. As part of our business, we are a party to joint venture arrangements, pursuant to which we typically jointly bid on and execute particular projects with other companies in the construction industry. See Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our types of risk and how we mitigate cancellation and credit risk.
Insurance and Bonding
Our buildings and equipment are covered by insurance, at levels our management believes to be adequate. In addition, we maintain general liability, excess liability, workers’ compensation and auto insurance all in amounts deemed consistent with our risk of loss and standard industry practice.
As a normal part of the Transportation Solutions business and occasionally with the E-Infrastructure Solutions business, we are required to provide various types of surety and payment bonds that provide an additional measure of security for our performance under the contract. Typically, a bidder for a contract must post a bid bond, generally for 5% to 10% of the bid amount, and upon being awarded the bid, must post a performance and payment bond for up to 100% of the costs to construct. Usually, upon posting of the performance bond, a contractor must also post a maintenance bond for generally 1% of the contract amount for one to two years. Our ability to obtain bonds depends upon our capitalization, working capital, aggregate contract size, past performance, management expertise and external factors, including the capacity of the overall surety market.

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
Government and Environmental Regulations
Our operations must comply with various regulatory requirements imposed by federal, state and local agencies and authorities, including safety, wage and hour regulations and other labor issues, immigration controls, vehicle and equipment operations and other aspects of our business. For example, our operations are subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state laws directed toward the protection of employees. In addition, most of our Transportation Solutions construction contracts are entered into with public authorities, and these contracts frequently impose additional governmental requirements, including requirements regarding labor relations and subcontracting with designated classes of disadvantaged businesses.
All of our operations are also subject to federal, state and local laws and regulations relating to the environment, including those relating to discharges into air, water and land, climate change, the handling and disposal of solid and hazardous waste, the handling of underground storage tanks and the cleanup of properties affected by hazardous substances. For example, we must apply water or chemicals to reduce dust on road construction projects and to contain contaminants in storm run-off water at construction sites. In certain circumstances, we may also be required to hire subcontractors to dispose of hazardous wastes encountered on a project in accordance with a plan approved in advance by the customer. Certain environmental laws impose substantial penalties for non-compliance and others, such as the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) impose strict and retroactive joint and several liability upon persons responsible for releases of hazardous substances.
CERCLA and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the Federal Environmental Protection Agency (“EPA”) and, in some instances, third parties, to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur.
Solid wastes, which may include hazardous wastes, are subject to the requirements of the Federal Solid Waste Disposal Act, the Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. Although we do not generate solid waste, we occasionally dispose of solid waste on behalf of our customers. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes. Moreover, it is possible that additional wastes will in the future be designated as “hazardous wastes.” Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes, and any future “hazardous wastes” designations of the solid waste we dispose on behalf of our customers could adversely affect our business, financial condition and results of operations.
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
Human Capital
At December 31, 2023, the Company had approximately 3,000 employees, comprised of approximately 700 salaried employees and approximately 2,300 hourly employees. The percentage of our employees represented by unions at December 31, 2023 was approximately 20%. We maintain agreements with various unions representing groups of our employees at project sites, and we typically renew these agreements periodically. We consider our relationships with our employees and the applicable labor unions to be satisfactory.
Our business is dependent upon a readily available supply of management, supervisory and field personnel. Substantially all of our employees are hired on a full-time basis; however, as is typical in the construction industry, we experience a high degree of turnover as construction projects are completed. In the past, we have been able to attract a sufficient number of personnel to support the growth of our operations; however, we continue to face competition for experienced workers in all of our markets, and we cannot guarantee we will continue to attract a sufficient number of personnel.

Our employees are important to the success of our business. Hiring, developing and retaining our employees is not only important, but is a necessity for continued growth and delivery at all levels within our organization. Every employee is critical to our organization’s success, and we are dedicated to ensuring that we manage our workforce’s needs and requirements. We often work in tight labor markets that make hiring and retaining employees challenging. Therefore, it is critical to have a strategic plan for hiring and managing our workforce. We develop hiring practices by geographic area to ensure a customizable recruiting strategy that allows all of our businesses to thrive. Retaining our employees through various means of succession planning and other retention tools is also a critical component of our strategy, particularly for our key positions. Planning for today as well as the future is the cornerstone of our people strategy.
Our focus on diversity is at the forefront of how we operate in each of our locations. We strive to instill an inclusive culture that provides all our employees the opportunity to thrive.
As of December 31, 2023, our workforce was comprised of the following race and ethnicity demographics:

Employees as of December 31, 2023
Hispanic	47.4%
White	47.2%
Black	2.9%
Pacific Islander	1.4%
Other	1.1%
We focus on our safety processes, which have allowed us to maintain a high level of safety at our work sites. All project employees receive hazard specific training and our newly-hired employees undergo an initial safety orientation and receive follow-up trainings during their first 90 days of employment. Our project managers and superintendents work closely with our safety department to ensure safety is planned into all of our operations before they begin. Additionally, our project foremen are required to conduct daily safety briefings with our employees. Regular safety walkthroughs are conducted by our managers, supervisors and safety staff to evaluate project conditions and observe employee safety behavior. To address the safety and health of our workforce due to the COVID-19 pandemic, we implemented additional employee health and safety protocols.
Access to Company’s Filings
The Company maintains a website at www.strlco.com on which our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, any amendments to those reports may be accessed free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC; some directly on the website and others through a link to the SEC’s website (www.sec.gov) where those reports are filed. Our website also has recent press releases, the Company’s code of business conduct, the charters of the audit committee, the compensation and talent development committee, and the corporate governance and nominating committee of the Company’s board of directors (the “Board of Directors”) and information on the Company’s “whistleblower” procedures. Our website content is made available for information purposes only. It should not be relied upon for investment purposes, and none of the information on the website is intended to be incorporated by reference into this annual report on Form 10-K.
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
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below; any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from our past, or from our anticipated future, financial condition and operating results. Any of these factors, including additional factors that apply to all companies generally which are not specifically mentioned below, in whole or in part, could materially and adversely affect our business, prospects, financial condition, results of operations, stock price and cash flows.
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
Across our three operating segments, the revenue and profit generated are from infrastructure projects and services, but we do not directly control the process by which such infrastructure projects and services are awarded. The construction industry historically has experienced cyclical fluctuations in financial results due to economic recessions, downturns in business cycles of our customers, supply chain disruptions, inflationary pressures, interest rate fluctuations and other economic factors beyond our control. Many factors, including the financial condition of the infrastructure industry, could adversely affect our customers and their willingness to fund capital expenditures in the future. Additionally, consolidation, competition or capital constraints in the industries we serve may result in reduced spending by our customers.
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
The price and availability of the materials required to execute our projects are subject to volatility and disruptions caused by global economic factors that are beyond our control, including, but not limited to, supply chain disruptions, labor shortages, wage pressures, rising inflation and potential economic slowdown or recession, as well as fuel and energy costs, the impact of natural disasters, public health crises (such as COVID-19), geopolitical conflicts (such as the conflicts in Eastern Europe and the Middle East), and other matters that have impacted or could impact the global economy. If shortages and cost increases in materials and tightness in the labor market persist for a prolonged period of time, and we are unable to offset such cost increases, our profit margins could be adversely impacted.
We rely on third party suppliers to provide substantially all of the materials (including aggregates, cement, asphalt, concrete, steel, oil and fuel) for our contracts and third party subcontractors to perform some of the work on many of our projects. Increasing prices of materials and equipment and substantial delays in delivering supplies have and could continue to adversely impact our operations and construction projects. For the past several years, our operating margins have been adversely impacted, and may continue to be impacted, by price increases for certain materials, including fuel, concrete, steel and lumber. To the extent that we are unable to obtain commitments from our suppliers for materials or engage subcontractors, our ability to bid for contracts may be impaired.
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
The costs incurred and gross profit realized on our contracts can vary, sometimes substantially, from our original estimates due to a variety of factors, that may include, but are not limited to the following:
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
Because all of our construction projects are performed outdoors, work on our contracts is subject to seasonal weather conditions that may delay our work and contribute to project inefficiency. Lengthy periods of wet or cold winter weather will generally interrupt construction, and this can lead to under-utilization of crews and equipment, resulting in less efficient rates of overhead recovery. Extreme heat or cold can prevent us from performing certain types of operations. For example, during the late fall to the early spring months of each year, our work on construction projects in the Rocky Mountain States has been curtailed at times due to snow and other work-limiting weather. In addition, our work is subject to extreme and unpredictable weather conditions, which could become more frequent or severe if general climatic changes occur. For example, in 2021 there was a Texas-wide freezing weather event that caused delays for some of our Transportation Solutions and Building Solutions operations. Future extreme weather events may limit the availability of resources, increase our costs, delay our performance of work for extended periods of time, or cause our projects to be canceled. While revenues can be recovered following a period of bad weather, it is generally impossible to recover the cost of inefficiencies, and significant periods of bad weather typically reduce profitability of affected contracts both in the current period and during the future life of affected contracts. Such reductions in contract profitability negatively affect our results of operations in current and future periods until the affected contracts are completed. To the extent climate change results in an increase in such extreme adverse weather conditions, the likelihood of a negative impact on our operations may increase.
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
Demand for our E-Infrastructure Solutions business is cyclical and may be vulnerable to economic downturns, market interest rate fluctuations or other adverse developments in the credit markets, and reductions in private industry spending; the effects of which may cause our customers to delay, curtail or cancel proposed and existing projects. A number of factors can adversely affect the industries we serve, including, among other things, financing or credit availability, potential bankruptcies, global and U.S. trade relationships or other geopolitical events. A reduction in cash flow or the lack of availability of debt or equity financing for our customers could cause our customers to reduce their spending for our services or affect the ability of our customers to pay amounts owed to us.
Building Solutions
The homebuilding industry is cyclical and susceptible to downward changes in general economic or other business conditions which could adversely affect our Building Solutions projects, including foundations for single-family and multi-family homes.
The Building Solutions industry is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels. Beginning in 2022, rising inflation and increased interest rates made home ownership less affordable, which resulted in decreased demand for single-family homes. The continuation or worsening of these conditions generally, or in the markets where we operate, could decrease demand and pricing for new homes in these areas or result in customer cancellations of pending contracts, which could adversely affect the number of Building Solutions concrete projects we have or reduce the prices we can charge for these projects, either of which could result in a decrease in our revenues and earnings that could materially adversely affect our results of operations.

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
We could be liable for a design error or omission that causes or contributes to damages with respect to one of our Transportation Solutions design-build projects. Although by contract we pass design responsibility on to the engineering firms that we engage to perform design services on our behalf for these projects, in the event of a design error or omission causing damages, there is risk that the engineering firm, its professional liability insurance, and the errors and omissions insurance that we individually purchase will not fully protect us from costs or liabilities. Any liabilities resulting from an asserted design defect with respect to our Transportation Solutions projects may have a material adverse effect on our financial position, results of operations and cash flows. Performance problems on existing and future Transportation Solutions contracts could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within the infrastructure industry and among our customers.
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
 At December 31, 2023, there was approximately $230.0 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $112.4 million represented our proportionate share. We are not aware of any situation that would require us to fulfill responsibilities of our construction joint venture partners pursuant to the joint and several liability under our contracts.
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
Our contracts generally have clauses that permit the cancellation of the contract unilaterally and at any time as long as the customer compensates us for the work already completed and for additional contractual costs for cancellation. A cancellation of an unfinished contract could cause our equipment and work crews to be idle for a period of time until other comparable work becomes available, which could have a material adverse effect on our business and results of operations.
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
We maintain general liability and excess liability insurance, workers’ compensation insurance, auto insurance and other types of insurance all in amounts consistent with our risk of loss and infrastructure industry practice, but this insurance may not be adequate to cover all losses or liabilities that we may incur in our operations. Insurance liabilities are difficult to assess and quantify due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If we were to experience insurance claims or costs above our estimates, we might be required to use working capital to satisfy these claims rather than to maintain or expand our operations. To the extent that we experience a material increase in the frequency or severity of accidents or workers’ compensation and health claims, or unfavorable developments on existing claims, our results of operations and financial condition could be materially and adversely affected.
We contribute to multiemployer plans that could result in liabilities to us if those plans are terminated or if we withdraw from those plans.
We contribute to several multiemployer pension plans for employees covered by collective bargaining agreements. These plans are not administered by us and contributions are determined in accordance with provisions of negotiated labor contracts. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multiemployer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. If we terminate, withdraw, or partially withdraw from other multiemployer pension plans, we could be required to make significant cash contributions to fund that plans unfunded vested benefit, which could materially and adversely affect our financial condition and results of operations; however, we are not currently able to determine the net assets and actuarial present value of the multiemployer pension plans’ unfunded vested benefits allocable to us, if any, and we are not presently aware of the amounts, if any, for which we may be contingently liable if we were to withdraw from any of these plans. In addition, if the funding level of any of these multiemployer plans becomes classified as “critical status” under the Pension Protection Act of 2006, we could be required to make significant additional contributions to those plans.

Risks Related to Regulatory Matters
Environmental and other regulatory matters, including those relating to climate change, could adversely affect our ability to conduct our business and could require expenditures that could have a material adverse effect on our results of operations and financial condition.
Our operations are subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances and the emission and discharge of pollutants into the air and water. We could be held liable for such contamination created not only from our own activities but also from the historical activities of others on our project sites or on properties that we acquire or lease. Our operations are also subject to laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous substances. Violations of such laws and regulations could subject us to substantial fines and penalties, cleanup costs, third party property damage or personal injury claims. In addition, growing concerns about climate change and other environmental issues could result in the imposition of additional environmental regulations. Such legislation or restrictions could increase the costs of projects for us and our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services which could in turn have a material adverse effect on our operations and financial condition. Generally, environmental laws and regulations have become, and enforcement practices and compliance standards are becoming increasingly stringent. Moreover, we cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed, or how existing or future laws or regulations will be administered or interpreted, with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could increase our compliance costs. Compliance with new regulations could require us to make substantial expenditures for, among other things, pollution control systems and other equipment that we do not currently possess, or the acquisition or modification of permits applicable to our activities.
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
Tax matters, including changes in corporate tax laws and disagreements with taxing authorities, could impact our results of operations and financial condition.
We conduct business across the United States and file income taxes in the federal and various state jurisdictions. Significant judgment is required in our accounting for income taxes. In the ordinary course of our business, there are transactions and calculations in which the ultimate tax determination is uncertain. Changes in tax laws and regulations, in addition to changes and conflicts in related interpretations and other tax guidance, could materially impact our provision for income taxes, deferred tax assets and liabilities, and liabilities for uncertain tax positions. Issues relating to tax audits or examinations and any related interest or penalties and uncertainty in obtaining deductions or credits claimed in various jurisdictions could also impact the accounting for income taxes. Our results of operations are reported based on our determination of the amount of taxes we owe in various tax jurisdictions, and our provision for income taxes and tax liabilities are subject to review or examination by taxing authorities in applicable tax jurisdictions. An adverse outcome of such a review or examination could adversely affect our operating results and financial condition. Further, the results of tax examinations and audits could have a negative impact on our financial results and cash flows where the results differ from the liabilities recorded in our financial statements.

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
Risks Related to Our Financial Results, Financing and Liquidity
Our use of over time revenue recognition (formerly known as percentage-of-completion method) accounting related to our projects could result in a reduction or elimination of previously reported revenue and profits.
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
Backlog as of December 31, 2023 totaled $2.07 billion. Backlog develops as a result of new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period. Backlog is measured and defined differently by companies within our industry. We refer to “Backlog” as the unearned revenue we expect to earn in future periods on our executed contracts. As the construction on our projects progresses, we increase or decrease Backlog to take into account newly signed contracts, revenue earned during the period and our estimates of the effects of changes in estimated quantities, changed conditions, change orders and other variations from previously anticipated contract revenues, including completion penalties and incentives. We cannot guarantee that the revenue projected in our Backlog will be realized, or if realized, will result in earnings.
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
We have pledged substantially all of our assets as collateral in connection with that certain credit agreement, dated as of October 2, 2019, by and among the Company, as borrower, certain of our subsidiaries, as guarantors, the financial institutions party thereto as lenders and BMO Bank N.A., as administrative agent for the lenders (as amended, the “Credit Agreement”), and we have additionally pledged the proceeds of and other rights under our E-Infrastructure Solutions and Transportation Solutions contracts to our bonding agent. As a result, we may have difficulty in obtaining additional financing in the future if such financing requires us to pledge assets as collateral. In addition, under our Credit Agreement, we must obtain the consent of our lenders to incur additional debt from other sources (subject to certain limited exceptions).
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
As of December 31, 2023, our aggregate principal amount outstanding under our credit facility (“Credit Facility”) was $343.4 million. The Credit Facility will mature on April 2, 2026. While we currently believe we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of the credit markets or the economy generally.
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
•increasing our vulnerability to general adverse economic and infrastructure industry conditions;
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

We may elect to borrow, continue or convert certain term or revolving loans under our Credit Agreement to bear interest at either a base rate plus a margin, or at a one-, three-, or six-month Secured Overnight Financing Rate (“Term SOFR”) plus a margin, at the Company’s election. Accordingly, increases in interest rates could have a material adverse effect on our business operations, financial performance and financial condition.
To service our indebtedness and to fund working capital, we will require a significant amount of cash. Our ability to generate cash depends on many factors that are beyond our control, including the fact that adverse capital and credit market conditions may affect our ability to meet liquidity needs, access to capital and cost of capital.
Our ability to generate cash, outside of funds available through our revolving credit facility (“Revolving Credit Facility”), is subject to our operational performance, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may be unable to expand our credit capacity, which could adversely affect our operations and business. Earnings from our operations and our working capital requirements can vary from period to period, based primarily on the mix of our projects underway and the percentage of project work completed during the period. Capital expenditures may also vary significantly from period to period. We cannot provide assurance that our business will generate sufficient cash flow from operations or asset sales or that we can obtain future borrowing capacity in an amount sufficient to enable us to pay our indebtedness, to fund working capital requirements or to fund our other liquidity needs. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer.
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
We had approximately $281 million of goodwill and $328 million of intangibles recorded on our Consolidated Balance Sheet at December 31, 2023. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations reduced by any impairments recorded subsequent to the date of acquisition. Intangible assets are recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is separable; that is, it is capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged (whether there is intent to do so). A shortfall in our revenues or net income or changes in various other factors from that expected by securities analysts and investors could significantly reduce the market price of our common stock. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill or intangible assets have been impaired. We perform an annual test of our goodwill and periodic assessments of intangible assets to determine if they have become impaired. On an interim basis, we also review the factors that have or may affect our operations or market capitalization for events that may trigger impairment testing. Write downs of goodwill and intangible assets may be substantial. If we were required to write down all or a significant part of our goodwill and/or intangible assets in future periods, our net earnings and equity could be materially adversely affected.
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
Risks Related to Our Common Stock
We cannot guarantee that our Stock Repurchase Program will be fully implemented or that it will enhance long-term stockholder value.
On December 5, 2023, the Board of Directors approved a program authorizing the Company to repurchase up to $200 million of the Company’s outstanding common stock over a 24-month period (the “Stock Repurchase Program”). The timing and amount of any share repurchases is at the discretion of the Company’s management, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. As a result, there can be no guarantee around the timing or volume of our share repurchases. We intend to finance any stock repurchases with cash on hand and through operating cash flow. There is no guarantee as to the number of shares that will be repurchased, and the Stock Repurchase Program may be extended, suspended or discontinued at any time without notice at our discretion, which may result in a decrease in the trading price of our common stock. The Stock Repurchase Program could increase volatility in and affect the price of our common stock. The existence of our Stock Repurchase Program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our Stock Repurchase Program will diminish our cash reserves. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our Stock Repurchase Program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.
Provisions in our amended and restated certificate of incorporation and in Delaware law may discourage a takeover attempt.
Our certificate of incorporation authorizes our Board of Directors to issue, without stockholder approval, one or more series of preferred stock having such preferences, powers and relative, participating, optional and other rights (including preferences over the common stock respecting dividends and distributions and voting rights) as the Board of Directors may determine. The issuance of this “blank-check” preferred stock could render more difficult or discourage an attempt to obtain control by means of a tender offer, merger, proxy contest or otherwise. Additionally, certain provisions of the Delaware General Corporation Law or even certain provisions of our credit agreement may also discourage takeover attempts that have not been approved by the Board of Directors.
The price of our common stock has experienced volatility.
The price of our common stock has experienced volatility. Our stock price may continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks Factors,” variations in our quarterly operating results from our expectations or those of securities analysts or investors, downward revisions in securities analysts’ estimates, and announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
In today’s digital age, the security and integrity of our information systems are of paramount importance. As a company, we understand the need to protect the confidentiality, availability and integrity of our data. This disclosure aims to provide an overview of our approach to cybersecurity and the potential risks and threats we face.
We have implemented a cybersecurity program to safeguard our information systems, which includes policies, procedures and controls designed to protect against cybersecurity threats. Throughout the reporting period, we have made significant changes and enhancements to our cybersecurity program and the adoption of industry best practices.
We are aware of the various risks and threats that the Company faces in relation to cybersecurity. These risks include external threats such as hacking, malware and phishing attacks, which can compromise the security of our systems and data. Additionally, we recognize the potential for internal risks, such as employee negligence or malicious activities, which can also pose significant cybersecurity threats. We continuously monitor and assess these risks to ensure the effectiveness of our cybersecurity measures. We regularly monitor our IT services to safeguard data and to help improve and stabilize our network and systems. We periodically audit our existing network and systems and make upgrades as needed. In addition to protective systems and measures, we believe that ongoing employee awareness and training play a critical role in data security. Training includes Security Awareness Proficiency Assessment (“SAPA”) in pertinent knowledge areas such as internet use, email security, social media and mobile devices. Our SAPA scores are higher than the construction industry average, and we believe this demonstrates our commitment to cybersecurity awareness.
In the event of a cybersecurity incident, the Company has a well-defined incident response plan. This plan outlines the steps we take to detect, respond to and recover from such incidents. Throughout the reporting period, we have successfully implemented our incident response plan.
Within our organization, we have established a dedicated cybersecurity governance structure. This structure includes key individuals on the Company’s disclosure committee responsible for detecting and reporting cybersecurity incidents and events, and our Board of Directors which is responsible for risk oversight, with review of IT governance and data security being the responsibility of the audit committee. Throughout the year, the Board of Directors receives briefings and assessments of the Company’s risks related to IT, data governance, cybersecurity and overall data security. In furtherance of its risk oversight responsibility, the audit committee provides complaint reporting procedures for the confidential, anonymous submissions by employees and others of concerns regarding questionable accounting, auditing and any other matters. These submissions are collected by an independent organization specializing in those services, and are conveyed to the chair of the audit committee and our general counsel and chief compliance officer. Additionally, in 2022, we developed an enhanced Employee Self Service portal, designed to serve as a knowledge base where employees can log in to explore the latest IT solutions, tips and resources in addition to reviewing the status of their service request.
In its risk oversight role, our Board of Directors focuses on understanding the nature of our enterprise risks, including our operations and strategic direction, as well as the adequacy of our risk management process and overall risk management system. The Board of Directors evaluates risks over the short-term and over the long-term. Risk evaluation over the short-term includes the assessment of multiple inputs, including (i) receiving management updates on our business operations, financial results and strategy and discussing risks related to the business at each regular board meeting, (ii) receiving regular reports on all significant committee activities at each regular board meeting and (iii) evaluating the risks inherent in significant transactions, as applicable. In connection with risk evaluation over the long-term, the Board of Directors also seeks out the input of subject matter experts and consultants. Accordingly, a formal, enterprise risk assessment, which includes numerous members of Company management, is performed annually as part our strategic plan process.
We are subject to various legal and regulatory requirements related to cybersecurity. Compliance with these requirements is of utmost importance to management, is a top priority for the Company and is a shared responsibility among all stakeholders. Throughout the reporting period, we have diligently worked to ensure our compliance efforts align with these obligations, and we are committed to ongoing efforts to enhance our cybersecurity measures and stay vigilant against evolving threats.
Looking ahead, we remain committed to continuously improving our cybersecurity strategy and initiatives. We recognize the ever-evolving nature of cybersecurity threats and the need to adapt our measures accordingly. In the future, we plan to focus on enhancing employee training and awareness programs to foster a culture of cybersecurity awareness within the Company.
We have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Item 2. Properties
We own or lease properties in locations throughout the U.S. to conduct our business. We believe these facilities are adequate to meet our current and near-term requirements. The following list summarizes our principal properties by segment for which they are primarily utilized and our “Corporate” headquarters:

Location	Type of Facility	Interest	Segment(s)
The Woodlands, TX	Administrative	Leased	Corporate
Austell, GA	Administrative, operations and equipment yard	Owned/Leased	E-Infrastructure Solutions
Flanders, NJ (1)	Administrative, operations and equipment yard	Leased	E-Infrastructure Solutions
Denton, TX	Administrative and operations	Owned	Building Solutions
Draper, UT (1)	Administrative and operations	Leased	Building Solutions and Transportation Solutions
Phoenix, AZ	Administrative and operations	Leased	Transportation Solutions
Houston, TX	Administrative, operations and equipment yard	Owned	Transportation Solutions
Sparks, NV (1)	Administrative and operations	Owned/Leased	Transportation Solutions
Wylie, TX (1)	Administrative and operations	Leased	Building Solutions

(1) The leased space is owned by and leased from related parties. Refer to Note 20 - Related Party Transactions for additional information.
All of our wholly-owned real property is encumbered, see Note 10 - Debt for further discussion on debt and our Credit Agreement.
Item 3. Legal Proceedings
The Company, including its construction joint ventures and its consolidated 50% owned subsidiary, is now and may in the future be involved in legal proceedings that are incidental to the ordinary course of business. The Company reviews current information about these proceedings and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.
In the opinion of management, after consultation with legal counsel, there are currently no threatened or pending legal matters that would reasonably be expected to have a material adverse impact on the Company’s Consolidated Results of Operations, Financial Position or Cash Flows. See Note 12 - Commitments and Contingencies for additional information.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the NASDAQ Global Select Market under the trading symbol “STRL”. On February 23, 2024, there were 636 holders of record of our common stock.
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
Equity Compensation Plan Information
Certain information about the Company’s equity compensation plans will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2024 annual meeting of shareholders and is incorporated herein by reference.

Issuer Purchases of Equity Securities
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2023:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
October 1 – October 31, 2023	0	$0.00	0	$200,000,000
November 1 – November 30, 2023	0	0.00	0	$200,000,000
December 1 – December 31, 2023	0	0.00	0	$200,000,000
Total	0	$0.00	0

(1) On December 5, 2023, the Board of Directors approved a program that authorized repurchases of up to $200 million of the Company’s common stock. Under the program, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. The program expires on December 5, 2025 and may be modified, extended or terminated by the Board of Directors at any time.

Performance Graph
The following Performance Graph and related information shall not be deemed to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the percentage change in the Company’s cumulative total stockholder return on its common stock for the last five years with the Dow Jones US Total Return Index, a broad market index, and a peer group index selected by our management that includes public companies within our industry (the “Peer Group”). The companies in the Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, management believes the Peer Group more closely resembles our total business than any individual company in the group.
The returns are calculated assuming that an investment with a value of $100 was made in the Company’s common stock and in each index on December 31, 2018 and that all dividends were reinvested in additional shares of common stock; however, the Company has paid no dividends during the periods shown. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. Additionally, the stock performance shown on the graph is not intended to be indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Sterling Infrastructure, Inc., the Dow Jones US Total Return Index and the Company's Peer Group

$800
$700
$600
$500
$400
$300
$200
$100
Index Value
12/18
12/19
12/20
12/21
12/22
12/23
Period Ending
Sterling Infrastructure, Inc.
Dow Jones US Total Return Index
Peer Group

The table below depicts the five-year performance of $100 invested on December 31, 2018 in stock or index, including reinvestment of dividends.

	December 2018	December 2019	December 2020	December 2021	December 2022	December 2023
Sterling Infrastructure, Inc.	$100.00	$129.29	$170.89	$241.51	$301.19	$807.44
Dow Jones US Total Return Index	$100.00	$131.15	$157.90	$199.74	$160.99	$203.70
Peer Group	$100.00	$124.38	$156.81	$228.59	$189.22	$277.86
The Peer Group in the graph above is comprised of the following member companies:

Company	Ticker
Chart Industries, Inc.	GTLS
Columbus McKinnon Corporation	CMCO
Comfort Systems USA, Inc.	FIX
Construction Partners, Inc.	ROAD
Dycom Industries, Inc.	DY
Eagle Materials Inc.	EXP
Granite Construction Incorporated	GVA
Great Lakes Dredge & Dock Corporation	GLDD
IES Holdings, Inc.	IESC
INNOVATE Corp.	VATE
MYR Group Inc.	MYRG
Primoris Services Corporation	PRIM
Summit Materials, Inc.	SUM
Infrastructure and Energy Alternatives, Inc. (1)	IEA
(1) Excluded from the computation as it is no longer publicly traded.
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
OVERVIEW
General—Sterling operates through a variety of subsidiaries within three segments specializing in E-Infrastructure, Transportation and Building Solutions in the United States, primarily across the Southern, Northeastern, Mid-Atlantic and Rocky Mountain regions and the Pacific Islands. E-Infrastructure Solutions provides advanced, large-scale site development services for manufacturing, data centers, e-commerce distribution centers, warehousing, power generation and more. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, rail and storm drainage systems. Building Solutions includes residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs, other concrete work, and plumbing services for new single-family residential builds. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.
SIGNIFICANT TRANSACTIONS
Myers Disposition—On November 30, 2022, we sold the Company’s 50% ownership interest in its partnership with Myers for $18 million in cash. In accordance with the Agreement’s payment terms, the Company received two payments totaling $14 million in the first quarter of 2023, and two additional payments of $2 million each are due by the end of 2025 and 2027, respectively. The disposition is consistent with the Company’s strategic shift to reduce its portfolio of low-bid heavy highway and water containment & treatment projects in order to reduce risk and improve the Company’s margins and to focus on its strategic geographies outside of California. The disposition represented a strategic shift that had a major effect on our operations and consolidated financial results, and accordingly, the historical results of Myers have been presented as discontinued operations in our Consolidated Statements of Operations. Prior to being disclosed as a discontinued operation, the results of Myers were included within our Transportation Solutions segment. The following discussion reflects continuing operations only, unless otherwise indicated. See Note 4 - Dispositions for further discussion.
Professional Plumbers Group - On November 16, 2023, we completed the acquisition of Professional Plumbers Group, Incorporated (“PPG”), a corporation headquartered in Wylie, Texas for a purchase price of approximately $57 million. PPG’s business provides services for all the major plumbing phases required for new single-family residential builds, which expands our suite of residential services in the Dallas-Fort Worth market to include the next critical phase of the build once the slab is complete. The results of PPG are included within our Building Solutions segment. See Note 3 - Acquisitions for further discussion.
MARKET OUTLOOK AND TRENDS
We see favorable opportunities for long-term growth across each of our business segments. We remain focused on our strategic objectives, as described in Item 1 “Business — Business Strategy.” These objectives include: 1) growth in our E-Infrastructure Solutions segment, with particular focus on large, high-value projects; 2) risk reduction through a continued shift in our Transportation Solutions business away from low-bid heavy highway work, toward alternative delivery and design-build projects; 3) continuing to grow market share and geographic presence in Building Solutions; and 4) improving our margins in each of our segments.
E-Infrastructure Solutions—Our E-Infrastructure Solutions business is driven by our customers’ investments in the development of advanced manufacturing centers, data centers, e-commerce distribution centers and warehouses. We foresee significant growth opportunities tied to the implementation of multi-year capital deployment plans by customers in the electric vehicle (EV), battery, solar, food, and semiconductor manufacturing markets. We have been awarded several large projects related to investments in EV and solar products. We anticipate continued strong demand from these and other technology sectors, supported by Federal government investment initiatives and incentives. Additionally, we continue to benefit from activity related to multiphase hyperscale data center development. While the majority of our end customers are demonstrating strong performance, in 2023 we experienced a decline in large e-commerce distribution center and small warehouse activity. We expect these markets will remain subdued through 2024.

Transportation Solutions—Our Transportation Solutions business is primarily driven by federal, state and municipal funding. Federal funds, on average, provide 50% of annual State Department of Transportation capital outlays for highway and bridge projects. We benefit from a number of federal, state and local infrastructure investment programs. At the state and local level, the November 2020 elections saw strong support for transportation initiatives with the passage of many ballot measures that secured, and in some cases increased, funding. At the Federal level, the November 2021 Infrastructure Investments and Jobs Act (“IIJA”) includes approximately $643 billion in funding for transportation programs ($432 billion for highways, $109 billion for transportation and $102 billion for rail), of which $284 billion is an increase over historic investment levels that will fund new transportation infrastructure. The IIJA also includes $25 billion of funding for airport modernization. As a result of the IIJA, we had an increase in bid activity and project awards which started in the third quarter of 2022 and continued through 2023. We expect this positive trend to continue for the foreseeable future.
Building Solutions—Our Building Solutions segment is comprised of our residential and commercial businesses. The segment is driven by new home starts in Dallas-Fort Worth, the segments largest market, and continued expansion in the Houston and Phoenix markets. Building Solutions' core customer base includes top national, regional and custom home builders in our areas. In 2022, the residential market experienced significant price volatility and availability for key materials, including concrete, steel and lumber, as well as increases in subcontractor labor costs and decreased labor availability. The Company negotiated with customers to successfully recoup the increases in material and labor costs through price increases. We saw strong, consistent recovery in residential activity through 2023 and experienced volume growth across each geography. We believe the dynamics in our markets, including population growth and structural hosing shortages, support continued growth in residential in 2024. For our commercial business, demand in the multi-family home market increased in the first three quarters of 2023 but slowed late in the year. We expect continued declines in this market in 2024.
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
At December 31, 2023, our Backlog was $2.07 billion, as compared to $1.41 billion at December 31, 2022, with a book-to-burn ratio of 1.38 for the year ended December 31, 2023. Backlog includes $112.4 million and $18.5 million attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner at December 31, 2023 and 2022, respectively. We anticipate that approximately 65% of our Backlog will be recognized as revenues during 2024, with substantially all remaining recognized in the twelve months following.
Unsigned Awards were $303.2 million at December 31, 2023 and $275.0 million at December 31, 2022. Combined Backlog totaled $2.37 billion at December 31, 2023 and $1.69 billion at December 31, 2022, with a book-to-burn ratio of 1.40 for the year ended December 31, 2023.
The Company’s margin in Backlog has increased to 15.2% at December 31, 2023 from 14.3% at December 31, 2022 and the Combined Backlog margin increased to 15.4% at December 31, 2023 from 14.2% at December 31, 2022, driven by a greater mix of E-Infrastructure Solutions backlog and an improved backlog margin mix within Transportation Solutions.
Backlog and gross margin:

(In thousands)	Backlog	Gross Margin in Backlog
Fourth quarter of 2023	$2,067,016	15.2%
Third quarter of 2023	$2,010,407	15.2%
Second quarter of 2023	$1,735,669	15.5%
First quarter of 2023	$1,624,233	14.8%
Fourth quarter of 2022	$1,414,342	14.3%
A detailed discussion of our financial and operating results for the years ended December 31, 2023 and 2022 is presented in the following sections. Discussions of year-over-year comparisons for 2022 and 2021 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2022.

RESULTS OF OPERATIONS
Consolidated Results
The financial highlights for 2023 as compared to 2022 are as follows:

	Years Ended December 31,
(In thousands)	2023	2022
Revenues	$1,972,229	$1,769,436
Gross profit	337,638	274,567
General and administrative expenses	(98,703)	(86,480)
Intangible asset amortization	(15,226)	(14,100)
Acquisition related costs	(873)	(827)
Other operating expense, net	(17,041)	(13,290)
Operating income	205,795	159,870
Interest, net	(15,180)	(19,706)
Income before income taxes and noncontrolling interests	190,615	140,164
Income tax expense	(47,770)	(41,707)
Less: Net income attributable to noncontrolling interests	(4,190)	(1,740)
Net income from Continuing Operations	$138,655	$96,717

Gross margin	17.1%	15.5%
Revenues—Revenues were $1.97 billion for 2023, an increase of $202.8 million, or 11.5%, compared to the prior year, with 9.1% generated from organic growth. The increase was driven by an $88.4 million increase in Transportation Solutions, an $82.3 million increase in Building Solutions and a $32.1 million increase in E-Infrastructure Solutions.
Gross profit—Gross profit was $337.6 million for 2023, an increase of $63.1 million, or 23.0%, compared to the prior year. The increase was driven by higher volume, an improved project margin mix in Transportation Solutions and an improving supply chain.
Gross margin—The Company’s gross margin as a percent of revenue increased to 17.1% in 2023, as compared to 15.5% in the prior year. The increase in gross margin as a percent of revenue was due to an easing of supply chain challenges starting in the second quarter of 2023.
Contracts in progress that were not substantially complete totaled approximately 230 at both December 31, 2023 and 2022. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percent of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
General and administrative expenses—General and administrative expenses were $98.7 million, or 5.0% of revenue, for 2023, compared to $86.5 million, or 4.9% of revenue, in the prior year.
Other operating expense, net—Other operating expense, net, includes 50% of earnings and losses related to members’ interest of our consolidated 50% owned subsidiary, earn-out and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and increase the liability account. The change in other operating expense, net, was an increase of $3.8 million during 2023 compared to the prior year. Members’ interest earnings increased by $4.4 million during 2023 to $17.7 million from $13.3 million in the prior year, as a result of higher revenue and improved margin mix from our 50% owned subsidiary.
Interest, net—Interest, net was $15.2 million in 2023 compared to $19.7 million in the prior year. The decrease is driven by higher interest income due to increased interest rates in 2023 on our growing cash balance, partly offset by continued interest rate increases in 2023 on our Credit Facility and the expiration of our interest rate swap in the fourth quarter of 2022.
Income taxes—The effective income tax rate was 25.1% in 2023 and 29.8% in the prior year. The rate varied from the statutory rate primarily as a result of state income taxes, non-deductible compensation and other permanent differences. In 2023, the Company’s non-deductible compensation was offset by increased tax deductions related to stock compensation. See Note 13 - Income Taxes for more information.

Segment Results
The Company’s operations consist of three reportable segments: E-Infrastructure Solutions, Transportation Solutions, and Building Solutions. We incur certain expenses at the corporate level that relate to our business as a whole. A portion of these expenses are allocated to our business segments by various methods, but primarily on the basis of usage. The unallocated remainder is reported in the “Corporate G&A Expense” line, which is primarily comprised of corporate headquarters facility expense, the cost of the executive management team, and other expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to any specific business segment, such as corporate human resources, legal, governance, compliance and finance functions. The segment information for the prior period has been recast to conform to the current presentation.

	Years Ended December 31,
(In thousands)	2023	% of Revenues	2022	% of Revenues
Revenues
E-Infrastructure Solutions	$937,408	48%	$905,277	51%
Transportation Solutions	630,908	32%	542,550	31%
Building Solutions	403,913	20%	321,609	18%
Total Revenues	$1,972,229		$1,769,436

Operating Income
E-Infrastructure Solutions	$140,997	15.0%	$121,453	13.4%
Transportation Solutions	41,911	6.6%	26,623	4.9%
Building Solutions	46,193	11.4%	36,693	11.4%
Segment Operating Income	229,101	11.6%	184,769	10.4%
Corporate G&A Expense	(22,433)		(24,072)
Acquisition Related Costs	(873)		(827)
Total Operating Income	$205,795	10.4%	$159,870	9.0%
E-Infrastructure Solutions
Revenues—Revenues were $937.4 million for 2023, an increase of $32.1 million, or 3.5%, compared to the prior year. The increase was primarily driven by higher volume from advanced manufacturing and data centers, partly offset by lower volume from large e-commerce distribution centers and small warehouses.
Operating income—Operating income was $141.0 million, or 15.0% of revenue, for 2023, an increase of $19.5 million compared to $121.5 million, or 13.4% of revenue, in the prior year. The increases in operating income and margin were driven by higher volume from advanced manufacturing projects, partly offset by lower volume from large e-commerce distribution centers and small warehouses.
Transportation Solutions
Revenues—Revenues were $630.9 million for 2023, an increase of $88.4 million, or 16.3%, compared to the prior year. The increase was driven by higher heavy highway and other non-highway services revenue, partly offset by lower aviation revenues due to the timing of new awards.
Operating income—Operating income was $41.9 million, or 6.6% of revenue, for 2023, an increase of $15.3 million compared to $26.6 million, or 4.9% of revenue, in the prior year. The increases in operating income and margin were driven by an improved project margin mix and the aforementioned higher revenue.
Building Solutions
Revenues—Revenues were $403.9 million for 2023, an increase of $82.3 million, or 25.6%, compared to the prior year, with 12.8% generated from organic growth. The increase was primarily driven by a $66.0 million increase in residential revenues due to a record number of slabs poured in 2023, and an increase in commercial volume compared to 2022. The increase in residential revenues includes $34.4 million from the Arizona concrete foundation business acquired in late 2022.
Operating income—Operating income was $46.2 million, or 11.4% of revenue, for 2023, an increase of $9.5 million compared to $36.7 million, or 11.4% of revenue, in the prior year. The increase in operating income was driven by the aforementioned higher volume.

LIQUIDITY AND SOURCES OF CAPITAL
Cash and Cash Equivalents—Total cash and cash equivalents at December 31, 2023 and 2022 were $471.6 million and $181.5 million, respectively, and included the following components:

	As of December 31,
(In thousands)	2023	2022
Generally available	$362,884	$100,825
Consolidated 50% owned subsidiary	72,007	55,700
Construction joint ventures	36,672	25,019
Cash and cash equivalents	$471,563	$181,544
The following table presents consolidated information about our cash flows:

	Years Ended December 31,
(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$478,584	$219,116
Investing activities	(87,752)	(89,755)
Financing activities	(104,534)	(32,789)
Net change in cash and cash equivalents	$286,298	$96,572
Operating Activities—During 2023, net cash provided by operating activities was $478.6 million compared to net cash provided by operating activities of $219.1 million in the prior year. The significant improvement in cash flows provided by operating activities was primarily driven by higher net income and improvements in our accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below.
Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in components of Contract Capital during the years ended December 31, 2023 and 2022 were as follows:

	Years Ended December 31,
(In thousands)	2023	2022
Contracts in progress, net	$226,066	$77,692
Accounts receivable	12,805	(63,285)
Receivables from and equity in construction joint ventures	(3,384)	(5,034)
Accounts payable	10,307	11,888
Change in Contract Capital, net	$245,794	$21,261
During 2023, the change in Contract Capital was $245.8 million. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.
Investing Activities—During 2023, net cash used in investing activities was $87.8 million, compared to net cash used of $89.8 million in the prior year. In 2023, the cash used in investing activities was driven by $51.2 million for the acquisition of the PPG business and $50.6 million for the net purchases of capital equipment, partly offset by the $14 million received for the disposition of Myers. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment.
Financing Activities—During 2023, net cash used in financing activities was $104.5 million compared to net cash used of $32.8 million in the prior year. In 2023, the cash used in financing activities was primarily driven by $93.5 million in repayments of debt, including scheduled payments of $29.8 million and voluntary early payments of $53 million on the Term Loan Facility (as defined below) and $10 million for the repayment of the Plateau Excavation, Inc. (“Plateau”) seller note, and $9.6 million for withholding taxes paid on the net share settlement of vested equity awards.

Discontinued Operations—Cash flows from discontinued operations are disclosed below and in Note 4 - Dispositions, rather than separately presented in the statement of cash flows. The year ended December 31, 2022 represents the period ending November 30, 2022, the date of disposition.

	Years Ended December 31,
(In thousands)	2022	2021
Net cash provided by (used in):
Operating activities of Discontinued Operations	$(7,334)	$11,384
Investing activities of Discontinued Operations	(723)	(5,964)
Financing activities of Discontinued Operations	(81)	(1,908)
Net change in cash, cash equivalents, and restricted cash of Discontinued Operations	$(8,138)	$3,512
Credit Facilities, Debt and Other Capital
General—In addition to our available cash, cash equivalents and cash provided by operations, from time to time we use borrowings to finance acquisitions, our capital expenditures and working capital needs.
Credit Facility—Our amended Credit Agreement provides the Company with senior secured debt financing consisting of the following (collectively, the “Credit Facility”): (i) a senior secured first lien term loan facility (the “Term Loan Facility”) in the aggregate principal amount of $350 million and (ii) a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $75 million (with a $75 million limit for the issuance of letters of credit and a $15 million sublimit for swing line loans). At December 31, 2023, we had $343.4 million of outstanding borrowings under the Term Loan Facility and no outstanding borrowings under the Revolving Credit Facility. The obligations under the Credit Facility are secured by substantially all assets of the Company and the subsidiary guarantors, subject to certain permitted liens and interests of other parties. The Credit Facility will mature on April 2, 2026.
On December 27, 2023, the Credit Agreement was amended to, among other things: (i) provide for the extension of the Term Loan Facility by the lenders to the Company in the aggregate principal amount of $350 million, (ii) extend the maturity date to April 2, 2026 for the Credit Facility, and (iii) adjust the quarterly payment schedule of the Term Loan Facility to account for the extension of the maturity date. The other material terms of the Credit Agreement remained unchanged, including the availability under the Credit Facility, interest rate, and affirmative and negative covenants.
On June 5, 2023, the Credit Agreement was amended pursuant to an opt-in election to address the cessation of LIBOR and provide an alternative, replacement method of calculating the interest rates payable under the Credit Agreement with adjusted forward-looking term rates based on the Secured Overnight Financing Rate (“Term SOFR”).
Compliance and Other—The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict the ability of us and our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain certain financial covenants. See Note 10 - Debt for further discussion of these financial covenants. As of December 31, 2023, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Consolidated Balance Sheets. Based upon the current market rates for debt with similar credit risk and maturities, at December 31, 2023 the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR plus an applicable margin.
Borrowings—Based on our average borrowings for 2023 and our 2024 forecasted cash needs, we continue to believe that the Company has sufficient liquid financial resources to fund our requirements for the next year of operations. Furthermore, the Company is continually assessing ways to increase revenues and reduce costs to improve liquidity. However, in the event of a substantial cash constraint, and if we were unable to secure adequate debt financing, our liquidity could be materially and adversely affected.
Issuance of Common Stock—In addition to our available cash, cash equivalents and cash provided by operations and borrowings, from time to time we issue common stock to finance acquisitions.
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
Capital Strategy—The Company will continue to explore additional revenue growth and capital alternatives to improve leverage and strengthen its financial position in order to take advantage of trends in the civil infrastructure and E-infrastructure markets. The Company expects to pursue strategic uses of its cash, such as, investing in projects or businesses that meet its gross margin targets and overall profitability, managing its debt balances and repurchasing shares of its common stock.
Material Cash Requirements
The following table sets forth our material cash requirements from contractual obligations at December 31, 2023:

	Payments due by period
(In thousands)	Total	<1 Year	1 - 3 Years	4 – 5 Years	>5 Years
Credit Facility	$343,438	$26,250	$317,188	$—	$—
Credit Facility interest	57,923	26,089	31,834	—	—
Other notes payable (inclusive of outstanding interest)	843	275	333	235	—
Members’ interest subject to mandatory redemption and undistributed earnings (1)	29,108	29,108	—	—	—
Total	$431,312	$81,722	$349,355	$235	$—
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
Capital Expenditures—Capital equipment is acquired as needed by increased levels of production and to replace retiring equipment. Capital expenditures, net of disposals, incurred in 2023 were $51 million. Management expects net capital expenditures in 2024 to be in the range of $55 to $60 million; however, the award of a project requiring significant purchases of equipment or other factors could result in increased expenditures.
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
Purchase Price Allocations—The aggregate purchase price for the PPG and CCS acquisitions were allocated to the major categories of assets and liabilities acquired based upon their estimated fair values as of the closing date, which were based, in part, upon internal and external valuations of certain assets, including specifically identified intangible assets and property and equipment. The valuations were based on the income-based and market-based valuation methods noted above. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. See Note 3 - Acquisitions for further discussion.
Goodwill—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment or when other actions require an impairment assessment. The Company performs the annual impairment assessment for its reporting units during the fourth quarter of each year based on balances as of October 1. During the fourth quarter of 2023, 2022 and 2021, the Company performed a qualitative assessment of goodwill, and based on this assessment, no indicators of impairment were present. Factors considered include macroeconomic, industry and competitive conditions, financial performance and reporting unit specific events. These are discussed in a number of places including Item 1A “Risk Factors.” Our annual assessments indicated there was no impairment of goodwill during the years ended December 31, 2023, 2022 and 2021.
Long-lived Assets—Long-lived assets, which include property, equipment and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to their respective carrying amounts to determine if an impairment exists. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on operating results and financial position. For the years ended December 31, 2023, 2022 and 2021, there were no events or changes in circumstances that would indicate a material impairment of our long-lived assets.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan facility (collectively, the “Credit Facility”) and our cash and cash equivalents balance. Our indebtedness as of December 31, 2023 included $343.4 million of variable rate debt under our Credit Facility. At December 31, 2023 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $3.4 million per year. As of December 31, 2023, we held cash and cash equivalents of $471.6 million. At December 31, 2023 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest income by approximately $4.7 million per year.
Other
Fair Value—The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. Based upon the current market rates for debt with similar credit risk and maturities, at December 31, 2023, the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR plus an applicable margin.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Sterling Infrastructure, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sterling Infrastructure, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2024 expressed an unqualified opinion.
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
Revenue recognition over time
As described further in Note 2 to the financial statements, revenues derived from certain contracts in the Transportation Solutions, E-infrastructure Solutions, and Building Solutions segments are recognized as the performance obligations are satisfied over time. The Company uses a ratio of project costs incurred to estimated total costs for each contract to recognize revenue. Under the cost-to-cost measure, the determination of progress towards completion requires management to prepare estimates of the costs to complete. In addition, the Company’s contracts may include variable consideration related to contract modifications, and management must also estimate the variable consideration the Company expects to receive in order to estimate the total contract revenue. We identified revenue recognized over time to be a critical audit matter.
The principal consideration for our determination that revenue recognized over time is a critical audit matter is that auditing management’s estimate of the progress toward completion of its projects was complex and subjective. Considerable auditor judgment was required to evaluate management’s determination of the forecasted costs to complete its contracts as future results may vary significantly from past estimates due to changes in facts and circumstances. In addition, auditing the Company’s measurement of variable consideration is complex and highly judgmental and can have a material effect on the amount of revenue recognized.

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
February 27, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Sterling Infrastructure, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sterling Infrastructure, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 27, 2024 expressed an unqualified opinion on those financial statements.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Professional Plumbers Group, Incorporated (“PPG”) whose financial statements reflect total assets and revenues constituting 4% and 0% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. As indicated in Management’s Report, PPG was acquired during 2023. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of PPG.
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
February 27, 2024

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Continuing Operations:
Revenues	$1,972,229	$1,769,436	$1,414,374
Cost of revenues	(1,634,591)	(1,494,869)	(1,210,842)
Gross profit	337,638	274,567	203,532
General and administrative expense	(98,703)	(86,480)	(69,153)
Intangible asset amortization	(15,226)	(14,100)	(11,464)
Acquisition related costs	(873)	(827)	(3,877)
Other operating expense, net	(17,041)	(13,290)	(12,027)
Operating income	205,795	159,870	107,011
Interest income	14,140	885	45
Interest expense	(29,320)	(20,591)	(19,311)
Gain on extinguishment of debt, net	—	—	1,064
Income before income taxes	190,615	140,164	88,809
Income tax expense	(47,770)	(41,707)	(24,874)
Net income, including noncontrolling interests	142,845	98,457	63,935
Less: Net income attributable to noncontrolling interests	(4,190)	(1,740)	(2,478)
Net income from Continuing Operations	$138,655	$96,717	$61,457

Discontinued Operations (Note 4):
Pretax (loss) income	$—	$(4,848)	$1,214
Pretax gain on disposition	—	16,687	—
Income tax expense	—	(2,095)	(26)
Net income from Discontinued Operations	$—	$9,744	$1,188

Net income attributable to Sterling common stockholders	$138,655	$106,461	$62,645

Net income per share from Continuing Operations:
Basic	$4.51	$3.20	$2.15
Diluted	$4.44	$3.16	$2.11

Net income per share from Discontinued Operations:
Basic	$—	$0.32	$0.04
Diluted	$—	$0.32	$0.04

Net income per share attributable to Sterling common stockholders:
Basic	$4.51	$3.53	$2.19
Diluted	$4.44	$3.48	$2.15

Weighted average common shares outstanding:
Basic	30,755	30,199	28,600
Diluted	31,208	30,564	29,101
The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Net income from Continuing Operations, including noncontrolling interests	$142,845	$98,457	$63,935
Net income from Discontinued Operations	—	9,744	1,188
Net income, including noncontrolling interests	142,845	108,201	65,123
Other comprehensive income, net of tax
Change in interest rate swap, net of tax (Note 14)	—	1,723	3,541
Total comprehensive income	142,845	109,924	68,664
Less: Comprehensive income attributable to noncontrolling interests	(4,190)	(1,740)	(2,478)
Comprehensive income attributable to Sterling common stockholders	$138,655	$108,184	$66,186

The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents ($24,325 and $25,014 related to variable interest entities (“VIEs”))	$471,563	$181,544
Accounts receivable ($1,771 and $0 related to VIEs)	252,435	262,646
Contract assets	88,600	109,803
Receivables from and equity in construction joint ventures	17,506	14,122
Other current assets	17,875	29,139
Total current assets	847,979	597,254
Property and equipment, net	243,648	215,482
Operating lease right-of-use assets, net	57,235	59,415
Goodwill	281,117	262,692
Other intangibles, net	328,397	299,123
Other non-current assets, net	18,808	7,654
Total assets	$1,777,184	$1,441,620

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($2,973 and $2,540 related to VIEs)	$145,968	$121,887
Contract liabilities ($15,741 and $15,551 related to VIEs)	444,160	239,297
Current maturities of long-term debt	26,520	32,610
Current portion of long-term lease obligations	19,641	19,715
Accrued compensation	27,758	24,136
Other current liabilities	14,121	8,966
Total current liabilities	678,168	446,611
Long-term debt	314,996	398,735
Long-term lease obligations	37,722	40,103
Members’ interest subject to mandatory redemption and undistributed earnings	29,108	21,597
Deferred tax liability, net	76,764	51,659
Other long-term liabilities	16,573	5,116
Total liabilities	1,153,331	963,821
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, par value $0.01 per share; 58,000 and 38,000 shares authorized, 30,926 and 30,585 shares issued and outstanding	309	306
Additional paid in capital	293,570	287,914
Retained earnings	325,034	186,379
Total Sterling stockholders’ equity	618,913	474,599
Noncontrolling interests	4,940	3,200
Total stockholders’ equity	623,853	477,799
Total liabilities and stockholders’ equity	$1,777,184	$1,441,620
The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$142,845	$108,201	$65,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,403	52,066	34,201
Amortization of debt issuance costs and non-cash interest	1,727	2,136	2,242
Gain on disposal of property and equipment	(5,286)	(2,637)	(1,396)
Gain on debt extinguishment, net	—	(2,428)	(2,032)
Gain on disposition of Myers	—	(16,687)	—
Deferred taxes	14,746	36,492	21,428
Stock-based compensation	14,622	12,726	11,771
Change in fair value of interest rate swap	—	(203)	(32)
Changes in operating assets and liabilities (Note 18)	252,527	29,450	27,627
Net cash provided by operating activities	478,584	219,116	158,932
Cash flows from investing activities:
Acquisitions, net of cash acquired	(51,177)	(18,004)	(180,911)
Disposition, net of cash disposed	14,000	(15,789)	—
Capital expenditures	(64,379)	(60,909)	(46,651)
Proceeds from sale of property and equipment	13,804	4,947	4,113
Net cash used in investing activities	(87,752)	(89,755)	(223,449)
Cash flows from financing activities:
Cash received from credit facility	2,562	—	140,000
Repayments of debt	(93,491)	(23,373)	(48,273)
Distributions to noncontrolling interest owners	(2,450)	—	(2,477)
Withholding taxes paid on net share settlement of equity awards	(9,567)	(9,416)	(7,338)
Debt issuance costs	(1,572)	—	(1,340)
Other	(16)	—	(4)
Net cash used in financing activities	(104,534)	(32,789)	80,568
Net change in cash, cash equivalents, and restricted cash	286,298	96,572	16,051
Cash, cash equivalents and restricted cash at beginning of period	185,265	88,693	72,642
Cash, cash equivalents and restricted cash at end of period	471,563	185,265	88,693
Less: restricted cash - Continuing Operations	—	(3,721)	(3,821)
Less: cash, cash equivalents and restricted cash - Discontinued Operations	—	—	(23,927)
Cash and cash equivalents at end of period - Continuing Operations	$471,563	$181,544	$60,945

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$27,011	$19,322	$17,236
Cash paid during the period for income taxes	$36,906	$5,602	$3,061
Non-cash items:
Share consideration given for acquisitions	$—	$4,851	$20,406
Deferred payments from buyer of Myers	$—	$18,000	$—
Tax basis election and other payments due to sellers	$—	$—	$10,833
Capital expenditures	$12,506	$1,925	$264
The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	STERLING INFRASTRUCTURE, INC. STOCKHOLDERS
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	28,184	$283	$256,423	95	$(1,445)	$17,273	$(5,264)	$267,270	$1,459	$268,729
Net income	—	—	—	—	—	62,645	—	62,645	2,478	65,123
Change in interest rate swap	—	—	—	—	—	—	3,541	3,541	—	3,541
Stock-based compensation	—	—	11,771	—	—	—	—	11,771	—	11,771
Distributions to owners	—	—	—	—	—	—	—	—	(2,477)	(2,477)
Stock issued for Petillo acquisition	759	8	20,398	—	—	—	—	20,406	—	20,406
Issuance of stock	1,207	10	(1,276)	(111)	1,741	—	—	475	—	475
Shares withheld for taxes	(312)	(3)	(7,039)	16	(296)	—	—	(7,338)	—	(7,338)
Other	—	—	(3)	—	—	—	—	(3)	—	(3)
Balance at December 31, 2021	29,838	$298	$280,274	—	$—	$79,918	$(1,723)	$358,767	$1,460	$360,227
Net income	—	—	—	—	—	106,461	—	106,461	1,740	108,201
Change in interest rate swap	—	—	—	—	—	—	1,723	1,723	—	1,723
Stock-based compensation	—	—	11,526	—	—	—	—	11,526	—	11,526
Stock issued for CCS acquisition	157	2	4,849	—	—	—	—	4,851	—	4,851
Issuance of stock	920	9	678	—	—	—	—	687	—	687
Shares withheld for taxes	(330)	(3)	(9,413)	—	—	—	—	(9,416)	—	(9,416)
Balance at December 31, 2022	30,585	$306	$287,914	—	$—	$186,379	$—	$474,599	$3,200	$477,799
Net income	—	—	—	—	—	138,655	—	138,655	4,190	142,845
Stock-based compensation	—	—	14,332	—	—	—	—	14,332	—	14,332
Distributions to owners	—	—	—	—	—	—	—	—	(2,450)	(2,450)
Issuance of stock	515	3	907	—	—	—	—	910	—	910
Shares withheld for taxes	(174)	—	(9,567)	—	—	—	—	(9,567)	—	(9,567)
Other	—	—	(16)	—	—	—	—	(16)	—	(16)
Balance at December 31, 2023	30,926	$309	$293,570	—	$—	$325,034	$—	$618,913	$4,940	$623,853
The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
($ and share values in thousands, except per share data)

1.	NATURE OF OPERATIONS
Business Summary
Sterling Infrastructure, Inc., (“Sterling,” “the Company,” “we,” “our” or “us”), a Delaware corporation, operates through a variety of subsidiaries within three segments specializing in E-Infrastructure, Transportation and Building Solutions in the United States, primarily across the Southern, Northeastern, Mid-Atlantic and Rocky Mountain regions and the Pacific Islands. E-Infrastructure Solutions provides advanced, large-scale site development services for manufacturing, data centers, e-commerce distribution centers, warehousing, power generation and more. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, rail and storm drainage systems. Building Solutions includes residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs, other concrete work, and plumbing services for new single-family residential builds. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.
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
Accounts Receivable—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Receivables are written off based on the individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At December 31, 2023 and 2022, our allowance for our estimate of expected credit losses was zero.
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
Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. At December 31, 2023 and 2022, contract assets included $56,855 and $65,682 of retainage, respectively, and contract liabilities included $86,895 and $63,848 of retainage, respectively. Retainage on active contracts is classified as current regardless of the term of the contract and is generally collected within one year of the completion of a contract. We anticipate collecting approximately 70% of our December 31, 2023 retainage in 2024. These assets and liabilities are reported on the Consolidated Balance Sheet within “Contract assets” and “Contract liabilities” on a contract-by-contract basis at the end of each reporting period.
Contract assets decreased by $21,203 compared to December 31, 2022, primarily due to lower unbilled revenue and retainage. Contract liabilities increased by $204,863 compared to December 31, 2022, due to the timing of advance billings and work progression, partly offset by an increase in retainage. Revenue recognized for the year ended December 31, 2023 that was included in the contract liability balance on December 31, 2022 was $194,132. Revenue recognized for the year ended December 31, 2022 that was included in the contract liability balance on December 31, 2021 was $95,883.
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
Cash, Cash Equivalents and Restricted Cash—Our cash and cash equivalents are comprised of highly liquid investments with maturities of three months or less. The Company maintains its cash and cash equivalents at major financial institutions. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (“FDIC”) insurance coverage. The Company periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is minimal. Restricted cash of zero and $3,721 is included in “Other current assets” on the Consolidated Balance Sheets at December 31, 2023 and 2022, respectively. Restricted cash primarily represents cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements.
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
Goodwill—Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition. Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any interim indicators of impairment. Interim testing for impairment is performed if indicators of potential impairment exist. We perform our annual impairment assessment during the fourth quarter of each year which typically consists of a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its net book value, including goodwill. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, market conditions, cost factors, overall financial performance and Company and reporting unit specific events. If we identify a potential impairment in our qualitative assessment, we perform a quantitative assessment by comparing the fair value of the applicable reporting unit to its net book value, including goodwill. To determine the fair value of our reporting units and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. We generally do not utilize a market approach, given the lack of relevant information generated by market transactions involving comparable businesses. However, to the extent market indicators of fair value become available, we would consider such market indicators in our discounted cash flow analysis and determination of fair value. Refer to Note 9 - Goodwill and Other Intangible Assets for our disclosure regarding goodwill impairment testing.
Evaluating Impairment of Other Intangible Assets and Other Long-Lived Assets—Our finite-lived intangible assets are amortized over their estimated remaining useful economic lives. Our project-related intangible assets are amortized as the applicable projects progress, customer relationships are amortized utilizing an accelerated method based on the pattern of cash flows expected to be realized, taking into consideration expected revenues and customer attrition, and our other intangibles are amortized utilizing a straight-line method. When events or changes in circumstances indicate that finite-lived intangible and other long-lived assets may be impaired, an evaluation is performed. If the asset or asset group fails the recoverability test, we will perform a fair value measurement to determine and record an impairment charge. See Note 9 - Goodwill and Other Intangible Assets for further discussion.
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

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” and in December 2022, the FASB issued ASU 2022-06, “Deferral of the Sunset Date of Topic 848,” to extend the temporary accounting rules under ASU 2020-04 from December 31, 2022 to December 31, 2024. The ASU provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”) by providing certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships and other transactions that reference LIBOR as a benchmark rate are modified. The Company adopted the optional guidance in the second quarter of 2023 and it did not have a material impact on the Consolidated Financial Statements.
New Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures” which requires companies to disclose significant segment expense categories and amounts for each reportable segment. A significant segment expense is an expense that is significant to the segment, regularly provided to or easily computed from information regularly provided to the Chief Operating Decision Maker (“CODM”), and included in the reported measure of segment profit or loss. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU affects financial statement disclosure only, and its adoption will not affect our results of operations or financial position.
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosure” which requires companies to disclose disaggregated information about a reporting entity’s effective tax rate reconciliation, using both percentages and reporting currency amounts for specific standardized categories. Separate disclosures will be required for any reconciling items that are equal to or greater than a specified quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU affects financial statement disclosure only, and its adoption will not affect our results of operations or financial position.

3.	ACQUISITIONS
PPG Acquisition
On November 16, 2023, Sterling acquired Professional Plumbers Group, Incorporated (“PPG”) (the “PPG Acquisition”). PPG provides all the major plumbing phases for new residential builds, expanding Sterling’s suite of residential services in the Dallas-Fort Worth market. The PPG Acquisition is accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The results of PPG are included within our Building Solutions segment.
Purchase Consideration—Sterling completed the PPG Acquisition for a purchase price of $56,731, net of cash acquired, detailed as follows:

Cash consideration transferred, net of cash acquired	$50,002
Earn-out (1)	4,500
Target working capital adjustment	2,229
Total fair value of consideration	$56,731
(1) The earn-out arrangement requires the Company to pay up to $20,000 based upon PPG’s achievement of certain cumulative EBITDA targets for a three year period ending on December 31, 2026. No payment shall be made if the cumulative EBITDA targets are not achieved.
Preliminary Purchase Price Allocation—The aggregate purchase price noted above was allocated to the assets and liabilities acquired based upon their estimated fair values at the acquisition closing date, which were based, in part, upon a preliminary external appraisal and valuation of certain assets, including specifically identified intangible assets. The excess of the fair value of consideration over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired totaling $18,425 was recorded as goodwill. This goodwill represents the value of expected future earnings and cash flows, as well as the synergies created by the integration of the new business within our organization, including cross-selling opportunities to help strengthen our existing service offerings and expand our market position. The goodwill and intangibles related to the acquisition are not expected to be deductible for tax purposes.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our preliminary purchase price allocation at the acquisition closing date, net of cash acquired:

Net tangible assets:
Accounts receivable	$2,594
Other current assets	1,460
Property and equipment, net	1,679
Other non-current assets, net	2,394
Accounts payable	(1,268)
Deferred tax liability	(10,502)
Other current and non-current liabilities	(2,551)
Total net tangible liabilities	(6,194)
Identifiable intangible assets	44,500
Goodwill	18,425
Total fair value of consideration transferred	$56,731
The purchase price allocation above is subject to further change when additional information is obtained. We have not finalized our assessment of the fair values primarily for intangible assets and property and equipment. We intend to finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the closing date of the PPG Acquisition. Our final purchase price allocation may result in additional adjustments to various other assets and liabilities, including the residual amount allocated to goodwill during the measurement period.
Identifiable Intangible Assets—Intangible assets identified as part of the PPG Acquisition are reflected in the table below and are recorded at their estimated fair value, as determined by the Company’s management, based on available information which includes a valuation from external experts. The estimated useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

	Weighted Average Life (Years)	November 16, 2023 Fair Value
Customer relationships	20	$43,400
Trade names	15	1,100
Total		$44,500
Supplemental Pro Forma Information (Unaudited)—The following unaudited pro forma combined financial information (“the pro forma financial information”) gives effect to the PPG Acquisition, accounted for as a business combination using the purchase method of accounting. The pro forma financial information reflects the PPG Acquisition and related events as if they occurred at the beginning of the period and includes adjustments to (1) include additional intangible asset amortization associated with the PPG Acquisition, (2) include additional depreciation, G&A and tax expense, and (3) include the pro forma results of PPG for the years ended December 31, 2023 and 2022. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the PPG Acquisition.

	Years Ended December 31,
	2023	2022
Pro forma revenue	$2,033,081	$1,820,870
Pro forma net income from Continuing Operations	$149,036	$105,093
From the acquisition closing date of November 16, 2023 through December 31, 2023, revenue associated with the PPG Acquisition totaled approximately $6,700 and its net income did not have a material impact on our results of operations.
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
Myers Disposition—On November 30, 2022, we entered into an agreement (the “Agreement”) and sold the Company’s 50% ownership interest in its partnership with Myers & Sons Construction L.P. (“Myers”) for $18,000 in cash. In accordance with the Myers Agreement’s payment terms, the Company received two payments totaling $14,000 in the first quarter of 2023, and two additional payments of $2,000 each are due by the end of 2025 and 2027, respectively. The disposition represented a strategic shift that had a major effect on our operations and consolidated financial results, and accordingly, the historical results of Myers have been presented as discontinued operations in our Consolidated Statements of Operations. Prior to being disclosed as a discontinued operation, the results of Myers were included within our Transportation Solutions segment.
The following table presents the components of net income from discontinued operations. The year ended December 31, 2022 represents the period ending November 30, 2022, the date of disposition.

	Years Ended December 31,
	2022	2021
Revenues	$196,134	$167,392
Cost of revenues	(192,886)	(156,167)
Gross profit	3,248	11,225
General and administrative expense	(13,751)	(9,353)
Other operating income (expense), net	3,158	(1,596)
Operating (loss) income	(7,345)	276
Net interest income (expense)	69	(30)
Gain on extinguishment of debt	2,428	968
Pretax (loss) income	(4,848)	1,214
Pretax gain on disposition	16,687	—
Total pretax income from Discontinued Operations	11,839	1,214
Income tax expense	(2,095)	(26)
Net income from Discontinued Operations	$9,744	$1,188
The following table presents the cash flows from discontinued operations. The year ended December 31, 2022 represents the period ending November 30, 2022, the date of disposition.

	Years Ended December 31,
Net cash provided by (used in):	2022	2021
Operating activities of Discontinued Operations	$(7,334)	$11,384
Investing activities of Discontinued Operations	(723)	(5,964)
Financing activities of Discontinued Operations	(81)	(1,908)
Net change in cash, cash equivalents, and restricted cash of Discontinued Operations	$(8,138)	$3,512

5.	REVENUE FROM CUSTOMERS
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

	December 31,
	2023	2022
E-Infrastructure Solutions RPOs	$813,729	$603,227
Transportation Solutions RPOs	1,184,496	713,173
Building Solutions RPOs - Commercial	68,791	97,942
Total RPOs	$2,067,016	$1,414,342

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects to recognize approximately 65% of its RPOs as revenue during the next twelve months, and the balance thereafter.
Revenue Disaggregation—The following tables present the Company’s revenue disaggregated by major end market and contract type:

	Years Ended December 31,
Revenues by major end market	2023	2022	2021
E-Infrastructure Solutions Revenues	$937,408	$905,277	$468,784

Heavy Highway	453,042	391,894	467,678
Aviation	70,784	82,950	115,258
Other	107,082	67,706	45,254
Transportation Solutions Revenues	630,908	542,550	628,190

Residential	273,699	207,674	209,201
Commercial	130,214	113,935	108,199
Building Solutions Revenues	403,913	321,609	317,400
Total Revenues	$1,972,229	$1,769,436	$1,414,374

Revenues by contract type
Lump Sum	$1,076,432	$1,001,290	$479,049
Fixed-Unit Price	613,842	556,234	723,344
Residential and Other	281,955	211,912	211,981
Total Revenues	$1,972,229	$1,769,436	$1,414,374
Variable Consideration
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to the Company’s customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken. Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $5,225 and $8,649, at December 31, 2023 and 2022, respectively, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes such profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in contract estimates resulted in net increases in income of $58,827, $52,268 and $14,632 for the years ended December 31, 2023, 2022, and 2021, respectively, and are included in “Operating income” on the Consolidated Statements of Operations.

6.	CONSOLIDATED 50% OWNED SUBSIDIARY
The Company has a 50% ownership interest in Road and Highway Builders, LLC, which is a subsidiary that it fully consolidates as a result of its exercise of control over the entity. The earnings attributable to the 50% portion the Company does not own were approximately $17,700, $13,300 and $11,500 for 2023, 2022 and 2021, respectively, and are eliminated within

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Other operating expense, net” in the Consolidated Statements of Operations. Any undistributed earnings are included in “Members’ interest subject to mandatory redemption and undistributed earnings” within the Consolidated Balance Sheets and are mandatorily payable at the time of the noncontrolling owner’s death or permanent disability.
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
The liability consists of the following:

	As of December 31,
	2023	2022
Members’ interest subject to mandatory redemption	$20,000	$20,000
Accumulated earnings, net of distributions	9,108	1,597
Total liability	$29,108	$21,597

7.	CONSTRUCTION JOINT VENTURES
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
Summary financial information for this construction joint venture is as follows:

	Years Ended December 31,
	2023	2022
Revenues	$43,746	$49,757
Operating income	$4,241	$3,519
Net income	$5,459	$3,554
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

	As of December 31,
	2023	2022
Current assets	$51,604	$68,258
Current liabilities	$(10,081)	$(33,944)
Sterling’s receivables from and equity in construction joint ventures	$17,506	$14,122

	Years Ended December 31,
	2023	2022	2021
Revenues	$56,297	$141,557	$217,854
Income before tax	$18,542	$25,820	$23,835
Sterling’s noncontrolling interest:
Revenues	$22,840	$58,674	$94,306
Income before tax	$7,557	$10,535	$10,168

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

8.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	As of December 31,
	2023	2022
Construction and transportation equipment	$405,242	$345,647
Buildings and improvements	21,325	20,500
Land	3,054	3,402
Office equipment	4,023	3,352
Total property and equipment	433,644	372,901
Less accumulated depreciation	(189,996)	(157,419)
Total property and equipment, net	$243,648	$215,482
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $42,177, $36,475 and $21,039 for 2023, 2022 and 2021, respectively.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
    Reporting Units—The Company’s reporting units consist of its E-Infrastructure Solutions, Transportation Solutions and Building Solutions segments. Goodwill is not amortized, but instead is reviewed for impairment at least annually during the fourth quarter of each year at the reporting level, absent any interim indicators of impairment or other factors requiring an assessment.
Annual Impairment Assessment—For our 2023 annual impairment test we performed a qualitative assessment for our reporting units, using information as of October 1. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. We determined there were no factors indicating the need to perform a quantitative goodwill impairment test and concluded that it is more likely than not the fair value of our reporting units is greater than their carrying value and thus there was no impairment to goodwill.
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results. No impairments were recorded to our goodwill during the years ended December 31, 2023, 2022 and 2021. No material events or changes occurred between the testing date and year end to trigger a subsequent impairment review.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2023 and 2022, we had goodwill with a carrying amount of $281,117 and $262,692, respectively. The following table presents goodwill by reportable segment:

	As of December 31,
Goodwill	2023	2022
E-Infrastructure Solutions	$167,656	$167,656
Transportation Solutions	53,305	53,305
Building Solutions	60,156	41,731
Total	$281,117	$262,692
Other Intangible Assets
The following table presents our acquired finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		December 31, 2023		December 31, 2022
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	24	$328,323	$(49,431)	$284,923	$(37,044)
Trade name	24	58,707	(9,519)	57,607	(7,150)
Non-compete agreements	5	2,487	(2,170)	2,487	(1,700)
Total	24	$389,517	$(61,120)	$345,017	$(45,894)
During the years ended December 31, 2023, 2022 and 2021, we have amortized $15,226, $14,100 and $11,464 respectively. Amortization expense is anticipated to be approximately $17,000, $16,700, $16,700, $16,700 and $16,700 for 2024, 2025, 2026, 2027 and 2028, respectively.

10.	DEBT
The Company’s outstanding debt was as follows:

	As of December 31,
	2023	2022
Term Loan Facility	$343,438	$423,663
Revolving Credit Facility	—	—
Credit Facility	343,438	423,663
Other debt	843	10,901
Total debt	344,281	434,564
Less - Current maturities of long-term debt	(26,520)	(32,610)
Less - Unamortized debt issuance costs	(2,765)	(3,219)
Total long-term debt	$314,996	$398,735
Credit Facility—Our amended credit agreement (as amended, the “Credit Agreement”) provides the Company with senior secured debt financing consisting of the following (collectively, the “Credit Facility”): (i) a senior secured first lien term loan facility (the “Term Loan Facility”) in the aggregate principal amount of $350,000 and (ii) a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $75,000 (with a $75,000 limit for the issuance of letters of credit and a $15,000 sublimit for swing line loans). The obligations under the Credit Facility are secured by substantially all assets of the Company and the subsidiary guarantors, subject to certain permitted liens and interests of other parties. The Credit Facility will mature on April 2, 2026.
On December 27, 2023, the Credit Agreement was amended to, among other things: (i) provide for the extension of the Term Loan Facility by the lenders to the Company in the aggregate principal amount of $350,000, (ii) extend the maturity date to April 2, 2026 for the Credit Facility, and (iii) adjust the quarterly payment schedule of the Term Loan Facility to account for the extension of the maturity date. The other material terms of the Credit Agreement remained unchanged, including the availability under the Credit Facility, interest rate, and affirmative and negative covenants.

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
The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict the ability of us and our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain the following financial covenants:
•a Total Leverage Ratio (as defined in the Credit Agreement) at the last day of each fiscal quarter not to be greater than 3.00 to 1.00; and
•a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.20 to 1.00 as of the last day of each fiscal quarter of the Company.
As specified in the Credit Agreement, the Term Loan Facility bears interest at either the base rate plus a margin, or at a one-, three-, or six-month Term SOFR rate plus a margin, at the Company’s election. At December 31, 2023, the Company calculated interest using a Term SOFR rate of 5.45% and an applicable margin of 1.50% per annum, and had a weighted average interest rate of approximately 6.91% per annum for the year ended December 31, 2023. Scheduled principal payments on the Term Loan Facility are made quarterly and total approximately $26,300, $26,300 and $6,600 for the years ending 2024, 2025 and 2026, respectively. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on April 2, 2026. During 2023, the Company made scheduled term loan payments of $29,788 and voluntary early payments of $53,000.
The Revolving Credit Facility bears interest at the same rate options as the Term Loan Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. At December 31, 2023, we had no outstanding borrowings under the $75,000 Revolving Credit Facility.
Debt Issuance Costs—The Company incurred $1,572 of fees relating to the amendment of the Credit Facility in the fourth quarter of 2023. The costs associated with the Credit Facility are reflected on the Consolidated Balance Sheets as a direct reduction from the related debt liability and amortized over the term of the facility. Amortization of debt issuance costs was $2,026, $2,160 and $2,242 for the years ended December 31, 2023, 2022 and 2021, respectively, and was recorded within interest expense.
Other Debt—At December 31, 2022, other debt primarily consisted of a $10,000 subordinated promissory note to one of the Plateau Excavation, Inc. (“Plateau”) sellers as part of the Plateau acquisition in 2019. The subordinated promissory note was paid in full in the fourth quarter of 2023.
Compliance and Other—As of December 31, 2023, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Consolidated Balance Sheets. Based upon the current market rates for debt with similar credit risk and maturities, at December 31, 2023 and 2022, the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR plus an applicable margin.

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
    The components of lease expense are as follows:

	Years Ended December 31,
	2023	2022
Operating lease cost	$21,775	$16,768
Short-term lease cost	$16,864	$14,092

Finance lease cost:
Amortization of right-of-use assets	$195	$148
Interest on lease liabilities	17	13
Total finance lease cost	$212	$161
    Supplemental cash flow information related to leases is as follows:

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,882	$16,701
Operating cash flows from finance leases	$17	$13
Financing cash flows from finance leases	$195	$148

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$16,127	$59,461
Finance leases	$664	$—
    Supplemental balance sheet information related to leases is as follows:

	December 31, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$57,235	$59,415

Current portion of long-term lease obligations	$19,641	$19,715
Long-term lease obligations	37,722	40,103
Total operating lease liabilities	$57,363	$59,818

Finance Leases
Property and equipment, at cost	$2,011	$1,479
Accumulated depreciation	(1,232)	(1,056)
Property and equipment, net	$779	$423

Current maturities of long-term debt	$195	$148
Long-term debt	498	76
Total finance lease liabilities	$693	$224

Weighted Average Remaining Lease Term
Operating leases	3.7	4.5
Finance leases	4.4	1.5

Weighted Average Discount Rate
Operating leases	5.8%	5.6%
Finance leases	6.6%	4.3%

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    Maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2024	$21,918	$235
2025	19,322	158
2026	12,864	157
2027	3,137	157
2028	1,609	92
Thereafter	5,079	—
Total lease payments	63,929	799
Less imputed interest	(6,566)	(106)
Total	$57,363	$693

12.	COMMITMENTS AND CONTINGENCIES
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
Litigation
The Company, including its construction joint ventures and its consolidated 50% owned subsidiary, is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions will have a material impact on the Consolidated Financial Statements of the Company. There were no significant unresolved legal issues as of December 31, 2023.

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
Provision for Income Taxes
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Years Ended December 31,
	2023	2022	2021
Current tax expense	$33,024	$9,221	$3,512
Deferred tax expense	14,746	32,486	21,362
Income tax expense	$47,770	$41,707	$24,874
The Company expects to pay approximately $25,000 in federal income taxes for 2023. The Company makes cash payments for state income taxes in states in which the Company does not have net operating loss carry forwards. For 2023, the Company expects to pay $8,000 in state income taxes.
Effective Tax Rate
The items comprising the difference between income taxes computed at the U.S. federal statutory rates in effect for 2023, 2022 and 2021 and our effective tax rates were as follows:

	Years Ended December 31,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Tax expense at the U.S. federal statutory rate	$40,029	21.0%	$29,435	21.0%	$18,650	21.0%
State income taxes, net of federal benefits	8,374	4.4%	11,064	7.9%	5,579	6.3%
Taxes on subsidiaries’ and joint ventures’ earnings allocated to noncontrolling interests owners	(880)	(0.5)%	(366)	(0.3)%	(521)	(0.6)%
Executive compensation, including stock incentives	8	—%	1,366	1.0%	1,698	1.9%
Other permanent differences	239	0.1%	208	0.1%	(532)	(0.6)%
Income tax expense	$47,770	25.1%	$41,707	29.8%	$24,874	28.0%
The 2023, 2022 and 2021 effective income tax rate varied from the statutory rate primarily as a result of state income taxes, nondeductible compensation and other permanent differences.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities were as follows:

	Long Term
	As of December 31,
Assets related to:	2023	2022
Accrued compensation and other	$3,780	$3,287
Noncontrolling interests	3,179	2,642
Members interest liabilities	4,676	4,783
Right of use liabilities	14,213	15,259
Deferred payments	—	23
Net operating loss carryforwards	1,025	1,320
Total deferred tax assets	26,873	27,314
Liabilities related to:
Depreciation of property and equipment	(49,311)	(40,770)
Right of use assets	(14,189)	(15,157)
Amortization of tax basis goodwill	(20,256)	(16,047)
Amortization of intangibles	(18,929)	(6,582)
Other	(952)	(417)
Total deferred tax liabilities	(103,637)	(78,973)

Net total deferred tax (liability) asset	$(76,764)	$(51,659)
Net Operating Loss—At December 31, 2023 the Company had federal and state net operating loss (“NOL”) carryforwards of $255 and $14,838, respectively. Federal NOLs have expiration dates between 2034 and 2036. The Company has $28 of federal NOLs that do not expire. State NOLs have expiration dates between 2028 and 2038.
Uncertain Tax Positions
The Company's U.S. federal and state income tax returns for 2020 and later are open and subject to examination. Additionally, federal and state NOLs may be adjusted by the taxing authorities for the 2013 and later tax years.
The Company has an Uncertain Tax Position (“UTP”) liability of $8,077 and an additional liability related to the UTP for penalties of $1,615 and interest of $611 at December 31, 2023. We recognize interest and penalties related to the UTP as administrative expense. The UTP, including penalties and interest, are fully offset by an indemnification receivable at December 31, 2023. The Company estimates that approximately $1,344 of the recorded UTP may be recognized by the end of 2024, with no material impact to the Consolidated Statement of Operations due to the associated indemnification receivable. As of December 31, 2022 and December 31, 2021, the Company did not have any material UTP’s.

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
Stock Repurchase Program—On December 5, 2023, the Board of Directors approved a program that authorized stock repurchases of up to $200,000 of the Company’s common stock. Under the program, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. The Company accounts for the repurchase of treasury shares under the cost method. This repurchase program expires on December 5, 2025 and may be modified, extended or terminated by the Board at any time. Under the program, the Company repurchased no shares of its common stock during fiscal year 2023.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AOCI—During the years ended December 31, 2022 and 2021, changes to AOCI were a result of net gains (losses) recognized in OCI and amounts reclassified from AOCI into earnings related to an interest rate derivative. We utilized the swap arrangement to hedge against interest rate variability associated with a portion of the Term Loan Facility until the swap arrangement expired on December 12, 2022. The following table presents the total value recognized in OCI and reclassified from AOCI into earnings during the years ending December 31, 2022 and 2021 for derivatives designated as cash flow hedges:

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
On December 30, 2021, in connection with the acquisition of Petillo Incorporated and its related entities (collectively, “Petillo”), the Company issued 759 shares of the Company’s stock as consideration paid to the Petillo sellers. The value of the shares issued was $20,406 based on Sterling’s closing stock price on December 29, 2021.

15.	STOCK INCENTIVE PLAN
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) and an employee stock purchase plan (the “ESPP”) that are administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”). Compensation expense recognized related to the Company’s Stock Incentive Plan was $12,426, $10,181 and $11,687 for 2023, 2022 and 2021, respectively. Under the Stock Incentive Plan, we are authorized to issue 3,400 shares, and assuming PSU vestings occur at maximum payout, 31 authorized shares remained available under our Stock Incentive Plan for future grants at December 31, 2023.
Under the ESPP, employees may make quarterly purchases of shares at a discount through regular payroll deductions for up to 15% of their compensation, subject to a $25 fair market value maximum purchase per year. The shares are purchased at 85% of the closing price per share on the last trading day of the calendar quarter. Included within total stock-based compensation expense is $181, $120 and $84 of expense related to the ESPP, for 2023, 2022 and 2021, respectively. ESPP expense represents the difference between the fair value on the date of purchase and the price paid. At December 31, 2023, 674 authorized shares remained available for issuance under the ESPP.
Total equity-based compensation expense recognized related to the Company’s Stock Incentive Plan and the ESPP was $12,607, $10,301 and $11,771 for 2023, 2022 and 2021, respectively, primarily recognized within general and administrative expenses. At December 31, 2023, there was approximately $9,700 of unrecognized compensation cost related to equity-based grants, which is expected to be recognized over a weighted-average period of 1.6 years. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures.
We receive a tax deduction upon the vesting of RSUs and performance based shares for the price of the shares at the date of vesting. Our total recognized tax benefit based on our compensation expense was $12,200, $4,600 and $5,000 for 2023, 2022 and 2021, respectively.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSAs—The Company’s RSA awards may not be sold or otherwise transferred until certain restrictions have lapsed, which is generally over a one-year period for Directors. The total initial fair value for these awards is determined based upon the market price of our stock at the grant date and is expensed on a straight-line basis over the vesting period. During 2023, we recognized $740 of compensation expense. The following table presents RSA activity during 2023:

RSAs	Number of Shares	Weighted Average Fair Value Per Share
Balance at December 31, 2022	26	$23.43
Granted	20	$40.26
Vested	(26)	$23.43
Forfeited	—	$—
Balance at December 31, 2023	20	$40.26
During 2022, 26 RSAs were granted with a weighted-average grant-date fair value per share of $23.43. During 2021, 29 RSAs were granted with a weighted-average grant-date fair value per share of $23.19. The total fair value of RSAs that vested during 2023, 2022 and 2021 was $609, $673 and $506, respectively.
RSUs—The Company’s RSU awards may not be sold or otherwise transferred until certain restrictions have lapsed, which is generally over a three-year graded vesting period. The total initial fair value for these awards is determined based upon the market price of our stock at the grant date and is expensed on a straight-line basis over the vesting period. During 2023, we recognized $3,781 of compensation expense. The following table presents RSU activity during 2023:

RSUs	Number of Shares	Weighted Average Fair Value Per Share
Balance at December 31, 2022	283	$23.51
Granted	106	$36.76
Vested	(142)	$23.29
Forfeited	(1)	$25.99
Balance at December 31, 2023	246	$29.17
During 2022, 186 RSUs were granted with a weighted-average grant-date fair value per share of $28.35. During 2021, 151 RSUs were granted with a weighted-average grant-date fair value per share of $21.29. The total fair value of RSUs that vested during 2023, 2022 and 2021 were $3,307, $2,818 and $2,742, respectively.

PSUs—The Company’s performance-based share awards are subject to the achievement of specified financial based performance targets and are generally based upon EPS and vest over three years. The total fair value for these awards is determined based upon the market price of our stock at the grant date and is expensed and adjusted over the vesting period based on the level of payout expected to be achieved. As a result of financial performance conditions met during 2023, we recognized $7,905 of compensation expense.
During 2023, 2022 and 2021, PSU shares totaling 143, 166 and 397, respectively, were granted with a weighted-average grant-date fair value per share of $34.62, $26.52 and $21.88, respectively. During 2023, upon vesting and achievement of certain performance goals, we distributed 335 shares of common stock related to PSU awards with a weighted-average grant-date fair value per share of $23.22. The total fair value of PSUs that vested during 2023, 2022 and 2021 was $7,779, $10,508 and $7,842, respectively. Additionally, the Company has liability-based awards for which the number of units awarded is not determined until the vesting date. During 2023 and 2022, the Company recognized $1,725 and $1,225, respectively, within additional paid in capital for the vesting of liability-based awards. The Company did not have any liability-based awards vest during 2021.
Shares Withheld for Taxes—The Company withheld 174, 330 and 311 shares for taxes on RSU and PSU stock-based compensation vestings for $9,567, $9,416 and $7,311 during 2023, 2022 and 2021, respectively. The Company withheld 1 shares for taxes on RSA stock-based compensation vestings for $27 during 2021. The Company did not withhold any taxes for RSA stock-based compensation in 2022 or 2023, as all remaining RSA holders are directors.

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

	Years Ended December 31,
Numerator:	2023	2022	2021
Net income from Continuing Operations	$138,655	$96,717	$61,457
Net income from Discontinued Operations	—	9,744	1,188
Net income attributable to Sterling common stockholders	$138,655	$106,461	$62,645

Denominator:
Weighted average common shares outstanding — basic	30,755	30,199	28,600
Shares for dilutive unvested stock and warrants	453	365	501
Weighted average common shares outstanding — diluted	31,208	30,564	29,101

Net income per share from Continuing Operations:
Basic	$4.51	$3.20	$2.15
Diluted	$4.44	$3.16	$2.11

Net income (loss) per share from Discontinued Operations:
Basic	$—	$0.32	$0.04
Diluted	$—	$0.32	$0.04

Net income per share attributable to Sterling common stockholders:
Basic	$4.51	$3.53	$2.19
Diluted	$4.44	$3.48	$2.15

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	RETIREMENT BENEFITS
Defined Contribution Plans
The Company maintains a defined contribution profit-sharing plan (401(k) plan) covering substantially all non-union persons employed by the Company, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The 401(k) plan provides for a discretionary employer contribution and is determined annually by the Company’s board of directors. The Company made matching contributions of $3,346, $3,029 and $3,147, respectively, for the years ended December 31, 2023, 2022 and 2021.
Multi-Employer Pension Plans
As of December 31, 2023, the Company had approximately 3,000 employees, including 2,400 field personnel. We had 600 employees, or approximately 20% of total employees, that were union members covered by collective bargaining agreements.
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
The following table presents our participation in these plans:

Pension Trust Fund	Pension Plan Employer Identification Number	Plan Year End	Pension Protection Act (“PPA”) Certified Zone Status (1)		FIP / RP Status Pending/Implemented (2)	Contributions (3)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
			2023	2022		2023	2022	2021
Heavy and General Construction Laborers Local 472 and Local 172 (4)	22-6032103	3/31	Green	Green	No	$4,324	$5,119	$3,343	No	2/29/2024
International Union of Operating Engineers Local 825 (4)	22-6033380	6/30	Green	Yellow	No	2,789	4,381	2,734	No	6/30/2024
Pension Trust Fund for Operating Engineers	94-6090764	12/31	Yellow	Yellow	Yes	2,288	1,265	1,411	No	Various dates through 2026
All other funds						3,266	2,163	2,397
				Total Contributions:		$12,667	$12,928	$9,885
 (1)    The PPA zone status represents the most recent available information for the respective plan, which may be 2022 or earlier for the 2023 year and 2021 or earlier for the 2022 year. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded.
(2)    Indicates whether the plan has a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) which is either pending or has been implemented.
(3)    Our 2023 contributions as a percentage of total plan contributions were not available for any of our plans. For 2022, Heavy and General Construction Laborers Local 472 and Local 172 represented more than 5% of the total plan contributions, Pension Trust Fund for Operating Engineers Pension Plan did not represent more than 5% of the total plan contributions and the International Union of Operating Engineers Local 825 annual report was not available. For 2021, our multi-employer pension plan contributions did not represent more than 5% of the total plan contributions.
(4)    Includes multi-employer pension plans acquired as part of the Petillo acquisition. The contributions made in 2022 and 2021 were made by Petillo and not by Sterling.
The Company also contributes to multi-employer plans for annuity benefits covered under the defined contribution portion of the plans as well as health benefits. We made contributions to our multi-employer plans of $18,709, $18,847 and $14,905 during 2023, 2022 and 2021, respectively, for these additional benefits. We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	SUPPLEMENTAL CASH FLOW INFORMATION
Operating assets and liabilities
    The following table summarizes the changes in the components of operating assets and liabilities:

	Years Ended December 31,
	2023	2022	2021
Accounts receivable	$12,805	$(63,285)	$(8,300)
Contracts in progress, net	226,066	77,692	12,906
Receivables from and equity in construction joint ventures	(3,384)	(5,034)	(243)
Other current and non-current assets	(5,619)	1,849	(4,533)
Accounts payable	10,307	11,888	26,605
Accrued compensation and other liabilities	4,841	7,224	(170)
Members' interest subject to mandatory redemption and undistributed earnings	7,511	(884)	1,362
Changes in operating assets and liabilities	$252,527	$29,450	$27,627

19.	CONCENTRATION OF RISK AND ENTERPRISE WIDE DISCLOSURES
Contract Revenues—No customers accounted for more than 10% of the Company’s consolidated revenues from continuing operations in 2023 or 2022. A customer in our E-Infrastructure Solutions segment generated contract revenues of $156,600 that accounted for more than 10% of the Company’s consolidated revenues from continuing operations during the year ended 2021.
Contract Receivables—At December 31, 2023 and 2022, there were no customers that accounted for over 10% of the Company’s outstanding contract receivables.
The Company’s revenue and receivables are entirely derived from the construction of U.S. projects and all of the Company’s assets are held domestically within the U.S.

20.	RELATED PARTY TRANSACTIONS
The Company has limited related party transactions. The most significant transactions relate to property leases with the management of certain subsidiaries who own or have an ownership interest in real estate and other companies. The leases are for office space, equipment yards or maintenance shops and have an annual cost of approximately $2,400. The leases expire at various points over the next three to nine years.

21.	SEGMENT INFORMATION
The Company’s internal and public segment reporting are aligned based upon the services offered by its operating segments. The Company’s operations consist of three reportable segments: E-Infrastructure Solutions, Transportation Solutions and Building Solutions. The segment information for the prior periods presented has been recast to conform to the current presentation. The Company’s CODM evaluates the performance of the operating segment based upon revenue and income from operations. We incur certain expenses at the corporate level that relate to our business as a whole. A portion of these expenses are allocated to our business segments by various methods, but primarily on the basis of usage. The unallocated remainder is reported in the “Corporate G&A Expense” line, which is primarily comprised of corporate headquarters facility expense, the cost of the executive management team, and other expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to any specific business segment, such as corporate human resources, legal, governance, compliance and finance functions. Total assets held in Corporate primarily include cash and prepaid assets.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents total revenues, depreciation and amortization, and income from continuing operations by reportable segment for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
Revenues	2023	2022	2021
E-Infrastructure Solutions	$937,408	$905,277	$468,784
Transportation Solutions	630,908	542,550	628,190
Building Solutions	403,913	321,609	317,400
Total Revenues	$1,972,229	$1,769,436	$1,414,374

Depreciation and Amortization
E-Infrastructure Solutions	$42,889	$38,859	$20,889
Transportation Solutions	10,195	8,656	8,473
Building Solutions	4,141	2,970	3,060
Segment Depreciation and Amortization	57,225	50,485	32,422
Corporate	178	90	81
Total Depreciation and Amortization	$57,403	$50,575	$32,503

Operating Income
E-Infrastructure Solutions	$140,997	$121,453	$80,478
Transportation Solutions	41,911	26,623	19,888
Building Solutions	46,193	36,693	32,564
Segment Operating Income	229,101	184,769	132,930
Corporate G&A Expense	(22,433)	(24,072)	(22,042)
Acquisition Related Costs	(873)	(827)	(3,877)
Total Operating Income	$205,795	$159,870	$107,011

The following table presents total assets by reportable segment at December 31, 2023 and 2022:

Assets	December 31, 2023	December 31, 2022
E-Infrastructure Solutions	$923,643	$879,734
Transportation Solutions	221,601	246,867
Building Solutions	245,688	177,554
Corporate	386,252	137,465
Total Assets	$1,777,184	$1,441,620

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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2023. As previously disclosed, we completed the PPG business acquisition on November 16, 2023 and, as permitted by SEC guidance for newly acquired businesses, we have elected to exclude the acquired business operations of PPG from the scope of design and operation of our disclosure controls and procedures for the year ended December 31, 2023. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2023 to ensure that the information required to be disclosed by the Company in this annual report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by guidance provided by the staff of the SEC, the scope of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 did not include the internal controls of PPG, which are included with the Consolidated Financial Statements of the Company. Management will include PPG in the scope of its assessment of internal control over financial reporting beginning in 2024. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Attestation Report of the Registered Public Accounting Firm
Grant Thornton LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, included in Item 15 “Exhibits and Financial Statement Schedules” under the heading “Reports of the Company’s Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. Based on the most recent evaluation, we have concluded that no changes in our internal control over financial reporting occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
On December 20, 2023, Joseph Cutillo, the Company’s Chief Executive Officer, entered into a “Rule 10b5-1 trading arrangement”, as defined in Item 408(a) of Regulation S-K, for the sale of 300 thousand shares of common stock. The trading arrangement terminates upon the sale of all shares or December 6, 2024, whichever occurs first. During the quarter ended December 31, 2023, no other director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,”as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2024 annual meeting of shareholders and is incorporated herein by reference. Our code of business conduct is available at www.strlco.com under Investor Relations—Code of Business Conduct and is available in print to any stockholder who requests a copy. Amendments to or waivers of our code of business conduct granted to any of our directors or executive officers will be published promptly on our website. Such information will remain on our website for at least 12 months.
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

Item 11. Executive Compensation
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2024 annual meeting of shareholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2024 annual meeting of shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2024 annual meeting of shareholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2024 annual meeting of shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, and Financial Statement Schedules
Financial Statements
The following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included under Item 8 of Part II of this report are herein incorporated by reference:
Reports of the Company’s Independent Registered Public Accounting Firm
Consolidated Statements of Operations—For the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income—For the years ended December 31, 2023, 2022 and 2021
Consolidated Balance Sheets—As of December 31, 2023 and 2022
Consolidated Statements of Cash Flows—For the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Stockholders’ Equity—For the years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
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

4.3	Description of Securities Registered Under Section 12 (incorporated by reference to Exhibit 4.2 to Sterling Infrastructure, Inc.’s Form 10-Q filed on August 8, 2023 (SEC File No. 1-31993)).
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

10.3.1(3)	Standard Non-Employee Director Compensation adopted by the Board of Directors effective May 3, 2023.
10.3.2(1)
Form of Non-Employee Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.2.2 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2018, filed on May 8, 2018 (SEC File No. 1-31993)).

10.4(1)(2)	Amended and Restated Executive Employment Agreement dated January 5, 2024 between Sterling Construction Company, Inc. and Joseph A. Cutillo.
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

10.15
Fourth Amendment to Credit Agreement, dated June 5, 2023, by and among Sterling Infrastructure, Inc, the subsidiaries of the Company party thereto as Guarantors, the Lenders party thereto and BMO Harris Bank N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Sterling Infrastructure, Inc.’s Quarterly Report on Form 10-Q, filed on August 8, 2023 (SEC File No. 1-31993)).

10.16
Fifth Amendment to Credit Agreement, dated December 27, 2023, by and among Sterling Infrastructure, Inc., the subsidiaries of the Company party thereto as Guarantors, the Lenders party thereto and BMO Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Sterling Infrastructure, Inc.’s Current Report on Form 8-K, filed on December 28, 2023 (SEC File No. 1-31993)).

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

97.1(2)	Sterling Infrastructure, Inc. Clawback Policy, effective as of October 2, 2023.
101.INS	XBRL Instance Document—The instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
(1) Management contract, compensatory plan or arrangement
(2) Filed herewith
(3) Furnished herewith
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2024.

Sterling Infrastructure, Inc.

By:	/s/ Joseph A. Cutillo
Joseph A. Cutillo, Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2024.

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