Form 10-Q
period 2024-03-31
STERLING INFRASTRUCTURE, INC.
filed 2024-05-07
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of May 3, 2024 – 30,863,541

STERLING INFRASTRUCTURE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$440,360	$403,579
Cost of revenues	(363,456)	(341,837)
Gross profit	76,904	61,742
General and administrative expense	(27,298)	(23,321)
Intangible asset amortization	(4,297)	(3,736)
Acquisition related costs	(36)	(190)
Other operating expense, net	(3,148)	(1,868)
Operating income	42,125	32,627
Interest income	5,902	1,974
Interest expense	(6,664)	(7,528)
Income before income taxes	41,363	27,073
Income tax expense	(7,604)	(7,033)
Net income, including noncontrolling interests	33,759	20,040
Less: Net income attributable to noncontrolling interests	(2,711)	(391)
Net income attributable to Sterling common stockholders	$31,048	$19,649

Net income per share attributable to Sterling common stockholders:
Basic	$1.00	$0.64
Diluted	$1.00	$0.64

Weighted average common shares outstanding:
Basic	30,977	30,618
Diluted	31,186	30,789

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents ($45,405 and $24,325 related to variable interest entities (“VIEs”))	$480,414	$471,563
Accounts receivable ($10,240 and $1,771 related to VIEs)	274,010	252,435
Contract assets	88,329	88,600
Receivables from and equity in construction joint ventures	18,222	17,506
Other current assets	17,883	17,875
Total current assets	878,858	847,979
Property and equipment, net	258,802	243,648
Operating lease right-of-use assets, net	55,169	57,235
Goodwill	281,363	281,117
Other intangibles, net	324,100	328,397
Other non-current assets, net	19,204	18,808
Total assets	$1,817,496	$1,777,184

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($11,357 and $2,973 related to VIEs)	$135,426	$145,968
Contract liabilities ($27,745 and $15,741 related to VIEs)	485,049	444,160
Current maturities of long-term debt	26,469	26,520
Current portion of long-term lease obligations	19,143	19,641
Accrued compensation	19,831	27,758
Other current liabilities	19,799	14,121
Total current liabilities	705,717	678,168
Long-term debt	308,721	314,996
Long-term lease obligations	36,180	37,722
Members’ interest subject to mandatory redemption and undistributed earnings	19,097	29,108
Deferred tax liability, net	78,303	76,764
Other long-term liabilities	17,261	16,573
Total liabilities	1,165,279	1,153,331
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $0.01 per share; 58,000 shares authorized, 31,160 and 30,926 shares issued and outstanding	311	309
Additional paid in capital	288,173	293,570
Retained earnings	356,082	325,034
Total Sterling stockholders’ equity	644,566	618,913
Noncontrolling interests	7,651	4,940
Total stockholders’ equity	652,217	623,853
Total liabilities and stockholders’ equity	$1,817,496	$1,777,184

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$33,759	$20,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,258	13,692
Amortization of debt issuance costs and non-cash interest	305	422
Gain on disposal of property and equipment	(585)	(1,672)
Deferred taxes	1,517	2,728
Stock-based compensation	4,586	3,240
Changes in operating assets and liabilities (Note 14)	(6,249)	10,608
Net cash provided by operating activities	49,591	49,058
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,016)	—
Disposition proceeds	—	14,000
Capital expenditures	(22,432)	(14,221)
Proceeds from sale of property and equipment	2,401	6,726
Net cash (used in) provided by investing activities	(21,047)	6,505
Cash flows from financing activities:
Repayments of debt	(6,678)	(30,843)
Withholding taxes paid on net share settlement of equity awards	(13,015)	(4,288)
Net cash used in financing activities	(19,693)	(35,131)
Net change in cash, cash equivalents, and restricted cash	8,851	20,432
Cash, cash equivalents and restricted cash at beginning of period	471,563	185,265
Cash, cash equivalents and restricted cash at end of period	480,414	205,697
Less: restricted cash	—	(3,121)
Cash and cash equivalents at end of period	$480,414	$202,576

Non-cash items:
Capital expenditures	$6,499	$998

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid in Capital	Retained Earnings	Total Sterling Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	30,926	$309	$293,570	$325,034	$618,913	$4,940	$623,853
Net income	—	—	—	31,048	31,048	2,711	33,759
Stock-based compensation	—	—	7,248	—	7,248	—	7,248
Issuance of stock	358	2	370	—	372	—	372
Shares withheld for taxes	(124)	—	(13,015)	—	(13,015)	—	(13,015)
Balance at March 31, 2024	31,160	$311	$288,173	$356,082	$644,566	$7,651	$652,217

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid in Capital	Retained Earnings	Total Sterling Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	30,585	$306	$287,914	$186,379	$474,599	$3,200	$477,799
Net income	—	—	—	19,649	19,649	391	20,040
Stock-based compensation	—	—	4,486	—	4,486	—	4,486
Issuance of stock	316	2	216	—	218	—	218
Shares withheld for taxes	(111)	—	(4,288)	—	(4,288)	—	(4,288)
Balance at March 31, 2023	30,790	$308	$288,328	206,028	$494,664	$3,591	$498,255

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
Basis of Presentation
Presentation Basis—The accompanying Condensed Consolidated Financial Statements are presented in accordance with accounting policies generally accepted in the United States (“GAAP”) and reflect all wholly owned subsidiaries and those entities the Company is required to consolidate. See the “Consolidated 50% Owned Subsidiary” section of this Note and Note 5 - Construction Joint Ventures for further discussion of the Company’s consolidation policy for those entities that are not wholly owned. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Values presented within the Notes (excluding per share data) are in thousands.
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
Significant Accounting Policies
Consistent with Regulation S-X Rule 10-1(a), the Company has omitted significant accounting policies in this quarterly report that would duplicate the disclosures contained in the Company’s annual report on Form 10-K for the year ended December 31, 2023 under “Part II, Item 8. - Notes to Consolidated Financial Statements.” This quarterly report should be read in conjunction with the Company’s most recent annual report on Form 10-K.
Accounts Receivable—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Receivables are written off based on the individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At March 31, 2024 and December 31, 2023, our allowance for our estimate of expected credit losses was zero.
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

Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. At March 31, 2024 and December 31, 2023, contract assets included $59,273 and $56,855 of retainage, respectively, and contract liabilities included $79,077 and $86,895 of retainage, respectively. Retainage on active contracts is classified as current regardless of the term of the contract and is generally collected within one year of the completion of a contract. We anticipate collecting approximately 70% of our March 31, 2024 retainage during the next twelve months, and the balance thereafter. These assets and liabilities are reported on the Condensed Consolidated Balance Sheet within “Contract assets” and “Contract liabilities” on a contract-by-contract basis at the end of each reporting period.
Contract assets decreased by $271 compared to December 31, 2023, primarily due to lower unbilled revenue, partly offset by an increase in retainage. Contract liabilities increased by $40,889 compared to December 31, 2023, due to the timing of advance billings and work progression and due to a decrease in retainage. Revenue recognized for the three months ended March 31, 2024 that was included in the contract liability balance on December 31, 2023 was $148,951. Revenue recognized for the three months ended March 31, 2023 that was included in the contract liability balance on December 31, 2022 was $97,830.
Consolidated 50% Owned Subsidiary—The Company has a 50% ownership interest in a subsidiary that it fully consolidates as a result of its exercise of control of the entity. The results attributable to the 50% portion that the Company does not own is eliminated within “Other operating expense, net” within the Consolidated Statements of Operations and an associated liability is established within “Members’ interest subject to mandatory redemption and undistributed earnings” within the Consolidated Balance Sheets. The subsidiary also has a mandatory redemption provision which, under circumstances that are certain to occur, obligates the Company to purchase the remaining 50% interest. The purchase obligation is also recorded in “Members’ interest subject to mandatory redemption and undistributed earnings” on the Condensed Consolidated Balance Sheets.
Cash, Cash Equivalents and Restricted Cash—Our cash and cash equivalents are comprised of highly liquid investments with maturities of three months or less. The Company maintains its cash and cash equivalents at major financial institutions. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (“FDIC”) insurance coverage. The Company periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is minimal. There was no restricted cash included in “Other current assets” on the Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, respectively. Restricted cash primarily represents cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements.
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
Purchase Consideration—Sterling completed the PPG Acquisition for a purchase price of $56,693, net of cash acquired, detailed as follows:

Cash consideration transferred, net of cash acquired	$50,002
Earn-out (1)	4,500
Target working capital adjustment	2,191
Total fair value of consideration	$56,693
(1) The earn-out arrangement requires the Company to pay up to $20,000 based upon PPG’s achievement of certain cumulative EBITDA targets for a three year period ending on December 31, 2026. No payment shall be made if the cumulative EBITDA targets are not achieved.
Preliminary Purchase Price Allocation—The aggregate purchase price noted above was allocated to the assets and liabilities acquired based upon their estimated fair values at the acquisition closing date, which were based, in part, upon a preliminary external appraisal and valuation of certain assets, including specifically identified intangible assets. The excess of the fair value of consideration over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired totaling $18,671 was recorded as goodwill. This goodwill represents the value of expected future earnings and cash flows, as well as the synergies created by the integration of the new business within our organization, including cross-selling opportunities to help strengthen our existing service offerings and expand our market position. The goodwill and intangibles related to the acquisition are not expected to be deductible for tax purposes.
The following table summarizes our preliminary purchase price allocation at the acquisition closing date, net of cash acquired:

Net tangible assets:
Accounts receivable	$2,588
Other current assets	1,460
Property and equipment, net	1,679
Other non-current assets, net	2,394
Accounts payable	(1,268)
Deferred tax liability	(10,525)
Other current and non-current liabilities	(2,806)
Total net tangible liabilities	(6,478)
Identifiable intangible assets	44,500
Goodwill	18,671
Total fair value of consideration transferred	$56,693
During the three months ended March 31, 2024, the total consideration and purchase price allocation changed by $38, primarily due to the finalization of the working capital adjustment. The purchase price allocation above is subject to further change when additional information is obtained. We have not finalized our assessment of the fair values primarily for intangible assets and property and equipment. We intend to finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the closing date of the PPG Acquisition. Our final purchase price allocation may result in additional adjustments to various other assets and liabilities, including the residual amount allocated to goodwill during the measurement period.

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
Supplemental Pro Forma Information (Unaudited)—The following unaudited pro forma combined financial information (“the pro forma financial information”) gives effect to the PPG Acquisition, accounted for as a business combination using the acquisition method of accounting. The pro forma financial information reflects the PPG Acquisition and related events as if they occurred at the beginning of the period and includes adjustments to (1) include additional intangible asset amortization associated with the PPG Acquisition, (2) include additional depreciation, G&A and tax expense, and (3) include the pro forma results of PPG for the period ended March 31, 2023. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the PPG Acquisition.

Three Months Ended
March 31, 2023
Pro forma revenue	$416,383
Pro forma net income	$21,521

4.	REVENUE FROM CUSTOMERS
Remaining Performance Obligations (“RPOs”)—RPOs represent the aggregate amount of our contract transaction price related to performance obligations that are unsatisfied or partially satisfied at the end of the period. RPOs include the entire expected revenue values for joint ventures we consolidate and our proportionate value for those we proportionately consolidate. RPOs may not be indicative of future operating results. Projects included in RPOs may be canceled or modified by customers; however, the customer would be obligated to compensate the Company for additional contractual costs for cancellation or modifications. The following table presents the Company’s RPOs, by segment:

	March 31, 2024	December 31, 2023
E-Infrastructure Solutions RPOs	$961,035	$813,729
Transportation Solutions RPOs	1,305,381	1,184,496
Building Solutions RPOs - Commercial	85,710	68,791
Total RPOs	$2,352,126	$2,067,016
The Company expects to recognize approximately 65% of its RPOs as revenue during the next twelve months, and the balance thereafter.

Revenue Disaggregation—The following tables present the Company’s revenue disaggregated by major end market and contract type:

	Three Months Ended March 31,
Revenues by major end market	2024	2023
E-Infrastructure Solutions Revenues	$184,476	$205,840

Heavy Highway	93,377	67,266
Aviation	18,140	13,436
Other Services	37,452	30,437
Transportation Solutions Revenues	148,969	111,139

Residential	83,769	53,714
Commercial	23,146	32,886
Building Solutions Revenues	106,915	86,600
Total Revenues	$440,360	$403,579

Revenues by contract type
Lump-Sum	$224,161	$112,863
Fixed-Unit Price	130,861	236,699
Residential and Other	85,338	54,017
Total Revenues	$440,360	$403,579
Variable Consideration
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to the Company’s customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken. Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $5,525 and $5,225, at March 31, 2024 and December 31, 2023, respectively, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes such profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in contract estimates resulted in net increases of $21,528 and $8,613 for the three months ended March 31, 2024 and 2023, respectively, and are included in “Operating income” on the Condensed Consolidated Statements of Operations.

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
Summary VIE financial information is as follows:

	Three Months Ended March 31,
	2024	2023
Revenues	$28,625	$8,544
Operating income	$5,250	$576
Net income	$5,772	$720
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

	March 31, 2024	December 31, 2023
Current assets	$80,310	$51,604
Current liabilities	$(37,243)	$(10,081)
Sterling’s receivables from and equity in construction joint ventures	$18,222	$17,506

	Three Months Ended March 31,
	2024	2023
Revenues	$13,281	$12,253
Income before tax	$1,622	$2,108
Sterling’s noncontrolling interest:
Revenues	$6,413	$4,900
Income before tax	$747	$860
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

6.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	March 31, 2024	December 31, 2023
Construction and transportation equipment	$429,468	$405,242
Buildings and improvements	21,345	21,325
Land	3,054	3,054
Office equipment	4,023	4,023
Total property and equipment	457,890	433,644
Less accumulated depreciation	(199,088)	(189,996)
Total property and equipment, net	$258,802	$243,648
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $11,961 and $9,956 for the three months ended March 31, 2024 and 2023, respectively.

7.	OTHER INTANGIBLE ASSETS
The following table presents our acquired finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		March 31, 2024		December 31, 2023
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	24	$328,323	$(53,002)	$328,323	$(49,431)
Trade names	24	58,707	(10,128)	58,707	(9,519)
Non-compete agreements	5	2,487	(2,287)	2,487	(2,170)
Total	24	$389,517	$(65,417)	$389,517	$(61,120)
    The Company’s intangible amortization expense was $4,297 and $3,736 for the three months ended March 31, 2024 and 2023, respectively.

8.	DEBT
The Company’s outstanding debt was as follows:

	March 31, 2024	December 31, 2023
Term Loan Facility	$336,875	$343,438
Revolving Credit Facility	—	—
Credit Facility	336,875	343,438
Other debt	727	843
Total debt	337,602	344,281
Less - Current maturities of long-term debt	(26,469)	(26,520)
Less - Unamortized debt issuance costs	(2,412)	(2,765)
Total long-term debt	$308,721	$314,996
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
As specified in the Credit Agreement, the Term Loan Facility bears interest at either the base rate plus a margin, or at a one-, three- or six-month Term SOFR rate plus a margin, at the Company’s election. At March 31, 2024, the Company calculated interest using a Term SOFR rate of 5.43% and an applicable margin of 1.50% per annum, and had a weighted average interest rate of approximately 6.94% per annum during the three months ended March 31, 2024. Scheduled principal payments on the Term Loan Facility are made quarterly and total approximately $26,300, $26,300 and $6,600 for the years ending 2024, 2025 and 2026, respectively. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on April 2, 2026. For the three months ended March 31, 2024, the Company made scheduled Term Loan Facility payments of $6,563.
The Revolving Credit Facility bears interest at the same rate options as the Term Loan Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. At March 31, 2024, we had no outstanding borrowings under the $75,000 Revolving Credit Facility.
Debt Issuance Costs—The costs associated with the Credit Facility are reflected on the Condensed Consolidated Balance Sheets as a direct reduction from the related debt liability and amortized over the term of the facility. Amortization of debt issuance costs was $353 and $579 for the three months ended March 31, 2024 and 2023, respectively, and was recorded within interest expense.
Compliance and Other—The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict our ability and the ability of our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain certain financial covenants. As of March 31, 2024, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Condensed Consolidated Balance Sheets. Based upon the current market rates for debt with similar credit risk and maturities, at March 31, 2024 and December 31, 2023, the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR plus an applicable margin.

9.	LEASE OBLIGATIONS
    The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of one month to nine years, some of which include options to extend the leases for up to ten years.
    The components of lease expense are as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$5,691	$4,954
Short-term lease cost	$4,184	$4,375

Finance lease cost:
Amortization of right-of-use assets	$67	$37
Interest on lease liabilities	11	2
Total finance lease cost	$78	$39
    Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash flows from operating leases	$5,335	$4,788
Operating cash flows from finance leases	$11	$2
Financing cash flows from finance leases	$67	$37

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$2,339	$6,956
Finance leases	$—	$—

    Supplemental balance sheet information related to leases is as follows:

Operating Leases	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$55,169	$57,235

Current portion of long-term lease obligations	$19,143	$19,641
Long-term lease obligations	36,180	37,722
Total operating lease liabilities	$55,323	$57,363
Finance Leases
Property and equipment, at cost	$2,011	$2,011
Accumulated depreciation	(1,286)	(1,232)
Property and equipment, net	$725	$779

Current maturities of long-term debt	$159	$195
Long-term debt	468	498
Total finance lease liabilities	$627	$693
Weighted Average Remaining Lease Term
Operating leases	3.7	3.7
Finance leases	4.1	4.4
Weighted Average Discount Rate
Operating leases	5.8%	5.8%
Finance leases	6.8%	6.6%
    Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2024 (excluding the three months ended March 31, 2024)	$16,773	$157
2025	19,813	157
2026	13,403	158
2027	3,638	158
2028	1,742	92
2029	1,775	—
Thereafter	4,599	—
Total lease payments	$61,743	$722
Less imputed interest	(6,420)	(95)
Total	$55,323	$627

10.	COMMITMENTS AND CONTINGENCIES
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
The Company, including its construction joint ventures and its consolidated 50% owned subsidiary, is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. The Company regularly analyzes current information about these proceedings and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management, after consultation with legal counsel, does not believe that the outcome of these actions will have a material impact on the Condensed Consolidated Financial Statements of the Company. There were no significant unresolved legal issues as of March 31, 2024.

11.	INCOME TAXES
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Three Months Ended March 31,
	2024	2023
Current tax expense	$6,087	$4,305
Deferred tax expense	1,517	2,728
Income tax expense	$7,604	$7,033

Cash paid for income taxes	$—	$—
The effective income tax rate for the three months ended March 31, 2024 was 18.4%. The rate varied from the statutory rate primarily as a result of state income taxes, non-deductible compensation, and other permanent differences. The Company incurred a $2,900 tax rate benefit for the three months ended March 31, 2024 for increased tax deductions related to stock compensation. The Company anticipates an effective income tax rate for the full year 2024 of approximately 25%.
Uncertain Tax Positions—The Company's U.S. federal and state income tax returns for 2021 and later are open and subject to examination. Additionally, federal and state NOLs may be adjusted by the taxing authorities for the 2013 and later tax years.
The Company has an Uncertain Tax Position (“UTP”) liability of $8,077 and an additional liability related to the UTP for penalties of $1,615 and interest of $871 at March 31, 2024. We recognize interest and penalties related to the UTP as administrative expense. The UTP, including penalties and interest, are fully offset by an indemnification receivable at March 31, 2024.

12.	STOCK INCENTIVE PLAN
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) and an employee stock purchase plan (the “ESPP”) that are administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”). Changes in common stock and additional paid in capital during the three months ended March 31, 2024 primarily relate to activity associated with the Stock Incentive Plan, the ESPP and shares withheld for taxes.
Share Grants—During the three months ended March 31, 2024, the Company granted the following awards under the Stock Incentive Plan:

	Shares	Weighted Average Grant-Date Fair Value per Share
RSUs	43	$93.05
PSUs – EPS Based (at target)	39	$89.45
PSUs – Market Based	169	$64.29
PSUs – Liability Based	30	$106.22
Total shares granted	281
Share Issuances—During the three months ended March 31, 2024, the Company issued the following shares under the Stock Incentive Plan and the ESPP:

Shares
RSUs (issued upon vesting)	3
PSUs – EPS Based (issued upon vesting)	321
PSUs – Liability Based (issued upon vesting)	30
ESPP (issued upon sale)	4
Total shares issued	358

Stock-Based Compensation—During the three months ended March 31, 2024 and 2023, the Company recognized $4,048 and $2,761, respectively, of stock-based compensation expense, primarily within general and administrative expenses. Included within total stock-based compensation expense for the three months ended March 31, 2024 and 2023 is $66 and $38, respectively, of expense related to the ESPP. Additionally, the Company has liability-based PSUs for which the number of shares awarded is not determined until the vesting date. During the three months ended March 31, 2024 and 2023, the Company recognized $3,200 and $1,725, respectively, within additional paid in capital for the vesting of liability-based PSUs. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures.
Shares Withheld for Taxes—The Company withheld 124 shares for taxes on RSU and PSU stock-based compensation vestings for $13,015 during the three months ended March 31, 2024.

13.	EARNINGS PER SHARE
The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Numerator:	2024	2023
Net income attributable to Sterling common stockholders	$31,048	$19,649

Denominator:
Weighted average common shares outstanding — basic	30,977	30,618
Shares for dilutive unvested stock and warrants	209	171
Weighted average common shares outstanding — diluted	31,186	30,789

Net income per share attributable to Sterling common stockholders:
Basic	$1.00	$0.64
Diluted	$1.00	$0.64
For the three months ended March 31, 2024, there were 44 weighted average unvested shares that were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. For the three months ended March 31, 2023, there were no anti-dilutive stock-based equity awards outstanding.

14.	SUPPLEMENTAL CASH FLOW INFORMATION
    The following table summarizes the changes in the components of operating assets and liabilities:

	Three Months Ended March 31,
	2024	2023
Accounts receivable	$(21,581)	$32,498
Contracts in progress, net	41,160	(12,662)
Receivables from and equity in construction joint ventures	(716)	474
Other current and non-current assets	(70)	(1,501)
Accounts payable	(17,041)	(3,415)
Accrued compensation and other liabilities	2,010	(1,608)
Members' interest subject to mandatory redemption and undistributed earnings	(10,011)	(3,178)
Changes in operating assets and liabilities	$(6,249)	$10,608

15.	SEGMENT INFORMATION
The Company’s internal and public segment reporting are aligned based upon the services offered by its operating segments. The Company’s operations consist of three reportable segments: E-Infrastructure Solutions, Transportation Solutions and Building Solutions.
The Company’s Chief Operating Decision Maker (“CODM”) evaluates the performance of the operating segment based upon revenue and income from operations. We incur certain expenses at the corporate level that relate to our business as a whole. A portion of these expenses are allocated to our business segments by various methods, but primarily on the basis of usage. The balance of the corporate level expenses are reported in the “Corporate G&A Expense” line, which is primarily comprised of corporate headquarters facility expense, the cost of the executive management team, and other expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to any specific business segment, such as corporate human resources, legal, governance, compliance and finance functions.
The following table presents total revenue and income from operations by reportable segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Revenues	2024	2023
E-Infrastructure Solutions	$184,476	$205,840
Transportation Solutions	148,969	111,139
Building Solutions	106,915	86,600
Total Revenues	$440,360	$403,579

Operating Income
E-Infrastructure Solutions	$27,169	$24,269
Transportation Solutions	8,132	5,306
Building Solutions	14,775	8,701
Segment Operating Income	50,076	38,276
Corporate G&A Expense	(7,915)	(5,459)
Acquisition Related Costs	(36)	(190)
Total Operating Income	$42,125	$32,627

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This quarterly report on Form 10-Q (“Report”), including the documents incorporated herein by reference, contains statements that are, or may be considered to be, “forward-looking statements” regarding the Company which represent our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for certain forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements included or incorporated by reference herein relate to matters that are not based on historical facts and reflect our current expectations as of the date of this Report, regarding items such as: our industry and business outlook, including relating to federal, state and municipal funding for projects, the residential home building market and demand from our customers; business strategy, including the integration of recent acquisitions and the potential for additional future acquisitions; expectations and estimates relating to our backlog; expectations concerning our market position; future operations; margins; profitability; capital expenditures; liquidity and capital resources; and other financial and operating information. Forward-looking statements may use or contain words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “will,” “would” and similar terms and phrases.
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
•cost escalations associated with our contracts, due to changes in availability, proximity and cost of materials such as steel, cement, concrete, aggregates, oil, fuel and other construction materials, changes in U.S. trade policies and retaliatory responses from other countries, and cost escalations associated with subcontractors and labor;
•any action or inaction of suppliers, subcontractors, design engineers, joint venture partners, customers, competitors, banks, surety companies and others which is beyond our control, including the failure of suppliers, subcontractors and joint venture partners to perform their obligations;
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
•potential risks and uncertainties relating to major public health crises;
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
•our ability to meet the terms and conditions of our debt obligations and covenants; and
•the other risks discussed in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) under “Part I, Item 1A. Risk Factors,” other portions of this report, or our other filings with the Securities and Exchange Commission (the “SEC”).
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
MARKET OUTLOOK AND TRENDS
We see favorable opportunities for long-term growth across each of our business segments. We remain focused on our strategic objectives which include: 1) growth in our E-Infrastructure Solutions segment, with particular focus on large, high-value projects; 2) risk reduction through a continued shift in our Transportation Solutions business away from low-bid heavy highway work, toward alternative delivery and design-build projects; 3) continuing to grow market share and geographic presence in Building Solutions; and 4) improving our margins in each of our segments.
E-Infrastructure Solutions—Our E-Infrastructure Solutions business is driven by our customers’ investments in the development of advanced manufacturing centers, data centers, e-commerce distribution centers and warehouses. We foresee significant growth opportunities tied to the implementation of multi-year capital deployment plans by customers in the data center, electric vehicle (EV), battery, solar, food, and semiconductor manufacturing markets. We have been awarded several large projects related to investments in EV and solar products. We anticipate continued strong demand from these and other technology sectors, supported by Federal government investment initiatives and incentives. Additionally, we continue to benefit from activity related to multiphase hyperscale data center development, driven by demand related to Artificial Intelligence (AI) and other emerging technologies. While the majority of our end customers are demonstrating strong performance, in 2023 we experienced a decline in large e-commerce distribution center and small warehouse activity. We expect these markets will remain subdued through 2024.
Transportation Solutions—Our Transportation Solutions business is primarily driven by federal, state and municipal funding. Federal funds, on average, provide 50% of annual State Department of Transportation capital outlays for highway and bridge projects. We benefit from a number of federal, state and local infrastructure investment programs. At the state and local level, the November 2020 elections saw strong support for transportation initiatives with the passage of many ballot measures that secured, and in some cases increased, funding. At the Federal level, the November 2021 Infrastructure Investments and Jobs Act (“IIJA”) includes approximately $643 billion in funding for transportation programs ($432 billion for highways, $109 billion for transportation and $102 billion for rail), of which $284 billion is an increase over historic investment levels that will fund new transportation infrastructure. The IIJA also includes $25 billion of funding for airport modernization. As a result of the IIJA, we had an increase in bid activity and project awards which started in the third quarter of 2022 and continued through 2023. We expect this positive trend to continue for the foreseeable future. Aviation activity, which was slower to emerge following the passage of the IIJA, has begun to accelerate.
Building Solutions—Our Building Solutions segment is comprised of our residential and commercial businesses. The segment is driven by new home starts in Dallas-Fort Worth, the segment’s largest market, and continued expansion in the Houston and Phoenix markets. Building Solutions’ core customer base includes top national, regional and custom home builders. In 2022, the residential market experienced significant price volatility and availability for key materials, including concrete, steel and lumber, as well as increases in subcontractor labor costs and decreased labor availability. The Company negotiated with customers to successfully recoup the increases in material and labor costs through price increases. We saw strong, consistent recovery in residential activity through 2023 and experienced volume growth across each geography. We believe the dynamics in our markets, including population growth and structural housing shortages, support continued growth in residential in 2024. For our commercial business, demand in the multi-family home market increased in the first three quarters of 2023 but slowed late in the year. We expect continued declines in this market in 2024.
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
At March 31, 2024, our Backlog was $2.35 billion, as compared to $2.07 billion at December 31, 2023, with a book-to-burn ratio of 1.8X for the three months ended March 31, 2024.
Unsigned Awards were $67.6 million at March 31, 2024 and $303.2 million at December 31, 2023. Combined Backlog totaled $2.42 billion and $2.37 billion at March 31, 2024 and December 31, 2023, respectively, with a book-to-burn ratio of 1.1X for the three months ended March 31, 2024.
The Company’s margin in Backlog has increased to 15.6% at March 31, 2024 from 15.2% at December 31, 2023 and the Combined Backlog margin increased to 15.5% at March 31, 2024 from 15.4% at December 31, 2023, driven by a greater mix of E-Infrastructure Solutions backlog and an improved backlog margin mix within Transportation Solutions.
RESULTS OF OPERATIONS
Consolidated Results
Consolidated financial highlights for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Revenues	$440,360	$403,579
Gross profit	76,904	61,742
General and administrative expenses	(27,298)	(23,321)
Intangible asset amortization	(4,297)	(3,736)
Acquisition related costs	(36)	(190)
Other operating expense, net	(3,148)	(1,868)
Operating income	42,125	32,627
Interest, net	(762)	(5,554)
Income before income taxes and noncontrolling interests	41,363	27,073
Income tax expense	(7,604)	(7,033)
Less: Net income attributable to noncontrolling interests	(2,711)	(391)
Net income attributable to Sterling common stockholders	$31,048	$19,649

Gross margin	17.5%	15.3%
Revenues—Revenues were $440.4 million for the first quarter of 2024, an increase of $36.8 million, or 9.1%, compared with the first quarter of 2023. The increase was driven by a $37.8 million increase in Transportation Solutions and a $20.3 million increase in Building Solutions, partly offset by a $21.4 million decrease in E-Infrastructure Solutions.
Gross profit and margin—Gross profit was $76.9 million for the first quarter of 2024, an increase of $15.2 million, or 24.6%, compared to the first quarter of 2023. The Company’s gross margin as a percentage of revenue increased to 17.5% in the first quarter of 2024, as compared to 15.3% in the first quarter of 2023. The increases were driven by the aforementioned higher volume, an improved project margin mix across all segments, and the inclusion of the Texas plumbing business acquired in late 2023.
Contracts in progress that were not substantially complete totaled approximately 230 and 210 at March 31, 2024 and 2023, respectively. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percentage of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
General and administrative expenses—General and administrative expenses were $27.3 million, or 6.2% of revenue, for the first quarter of 2024, compared to $23.3 million, or 5.8% of revenue, for the first quarter of 2023. The Company anticipates that general and administrative expense will be approximately 5% of revenue for the full year 2024.

Other operating expense, net—Other operating expense, net, includes 50% of earnings and losses related to members’ interest of our consolidated 50% owned subsidiary, earn-out and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and increase the liability account. The change in other operating expense, net, was an increase of $1.3 million over the prior year first quarter. Members’ interest earnings increased by $0.3 million during the first quarter of 2024 to $2.1 million from $1.9 million in the first quarter of 2023 and earn-out expense increased to $1.0 million  during the first quarter of 2024, compared to none in the first quarter of 2023.
Interest, net—Interest, net was $0.8 million for the first quarter of 2024, compared to $5.6 million for the first quarter of 2023. The decrease is driven by higher interest income due to increased interest rates in 2024 on our growing cash balance.
Income taxes—The effective income tax rate was 18.4% for the first quarter of 2024. The rates varied from the statutory rate primarily as a result of state income taxes, non-deductible compensation and other permanent differences. The Company incurred a $2.9 million tax rate benefit in the first quarter of 2024 for increased tax deductions related to stock compensation. The Company anticipates an effective income tax rate for the full year 2024 of approximately 25%. See Note 11 - Income Taxes for more information.
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

(In thousands)	Three Months Ended March 31,
Revenues	2024	% of Revenue	2023	% of Revenue
E-Infrastructure Solutions	$184,476	42%	$205,840	51%
Transportation Solutions	148,969	34%	111,139	28%
Building Solutions	106,915	24%	86,600	21%
Total Revenues	$440,360		$403,579

Operating Income
E-Infrastructure Solutions	$27,169	14.7%	$24,269	11.8%
Transportation Solutions	8,132	5.5%	5,306	4.8%
Building Solutions	14,775	13.8%	8,701	10.0%
Segment Operating Income	50,076	11.4%	38,276	9.5%
Corporate G&A Expense	(7,915)		(5,459)
Acquisition Related Costs	(36)		(190)
Total Operating Income	$42,125	9.6%	$32,627	8.1%
E-Infrastructure Solutions
Revenues—Revenues were $184.5 million for the first quarter of 2024, a decrease of $21.4 million, or 10.4%, compared to the first quarter of 2023. The decrease was primarily driven by delays due to inclement weather and lower volume from warehouses and advanced manufacturing projects, partly offset by higher volume from data centers.
Operating income—Operating income was $27.2 million, or 14.7% of revenue, for the first quarter of 2024, an increase of $2.9 million, compared to $24.3 million, or 11.8% of revenue, for the first quarter of 2023. The increases in operating income and margin were driven by higher volume from data centers, partly offset by lower volume from warehouses and advanced manufacturing projects.
Transportation Solutions
Revenues—Revenues were $149.0 million for the first quarter of 2024, an increase of $37.8 million, or 34.0%, compared to the first quarter of 2023. The increase was driven by higher heavy highway, aviation and other non-highway services revenue.

Operating Income—Operating income was $8.1 million, or 5.5% of revenue, for the first quarter of 2024, an increase of $2.8 million, compared to $5.3 million, or 4.8% of revenue, for the first quarter of 2023. The increases in operating income and margin were driven by an improved project margin mix and the aforementioned higher revenue.
Building Solutions
Revenues—Revenues were $106.9 million for the first quarter of 2024, an increase of $20.3 million, or 23.5%, compared to the first quarter of 2023, with 4.7% generated from organic growth. The increase was primarily driven by a $30.1 million increase in residential revenues due to the inclusion of $16.2 million from the Texas plumbing business acquired in late 2023 and a record number of slabs poured in the first quarter of 2024, partly offset by a decrease in commercial volume compared to the first quarter of 2023.
Operating income—Operating income was $14.8 million, or 13.8% of revenue, for the first quarter of 2024, an increase of $6.1 million, compared to $8.7 million, or 10.0% of revenue, for the first quarter of 2023. The increases in operating income and margin were driven by the inclusion of the Texas plumbing business and the aforementioned higher volume.
LIQUIDITY AND SOURCES OF CAPITAL
Cash and Cash Equivalents—Total cash and cash equivalents at March 31, 2024 and December 31, 2023 includes the following components:

(In thousands)	March 31, 2024	December 31, 2023
Generally Available	$383,447	$362,884
Consolidated 50% Owned Subsidiaries	51,562	72,007
Construction Joint Ventures	45,405	36,672
Total cash and cash equivalents	$480,414	$471,563
The following table presents consolidated information about our cash flows:

(In thousands)	Three Months Ended March 31,
Net cash provided by (used in):	2024	2023
Operating activities	$49,591	$49,058
Investing activities	(21,047)	6,505
Financing activities	(19,693)	(35,131)
Net change in cash and cash equivalents	$8,851	$20,432
Operating Activities—During the three months ended March 31, 2024, net cash provided by operating activities was $49.6 million, compared to net cash provided by operating activities of $49.1 million for the three months ended March 31, 2023. Improvements in cash flows provided by operating activities were primarily driven by higher operating income and changes in our accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below.
Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in components of Contract Capital during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Contracts in progress, net	$41,160	$(12,662)
Accounts receivable	(21,581)	32,498
Receivables from and equity in construction joint ventures	(716)	474
Accounts payable	(17,041)	(3,415)
Change in Contract Capital, net	$1,822	$16,895
During the three months ended March 31, 2024, the change in Contract Capital was $1,822, which was primarily driven by the E-Infrastructure Solutions segment due to the increased size and duration of its projects in progress. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.

Investing Activities—During the three months ended March 31, 2024, net cash used in investing activities was $21.0 million, compared to net cash provided of $6.5 million in the three months ended March 31, 2023. The net cash used was driven by $22.4 million for purchases of capital equipment, partly offset by $2.4 million of cash proceeds from the sale of property and equipment. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment.
Financing Activities—During the three months ended March 31, 2024, net cash used in financing activities was $19.7 million, compared to net cash used of $35.1 million for the three months ended March 31, 2023. The financing cash outflow was primarily driven by $13 million for withholding taxes paid on the net share settlement of vested equity awards and $6.6 million of repayments on the Term Loan Facility.
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
JOINT VENTURES
We participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects. The joint venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Although our agreements with our joint venture partners provide that each party will assume and fund its share of any losses resulting from a project, if one of our partners was unable to pay its share, we would be fully liable for such share under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion to which it committed in the joint venture agreement. See the 2023 Form 10-K under “Part I, Item 1A. Risk Factors.”
 At March 31, 2024, there was approximately $217 million of construction work to be completed on unconsolidated construction joint venture contracts, of which approximately $106 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of March 31, 2024, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.
NEW ACCOUNTING STANDARDS
See Note 2 - Basis of Presentation and Significant Accounting Policies for a discussion of new accounting standards.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s discussion of critical accounting estimates from those described in Item 7 of our 2023 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan facility (collectively, the “Credit Facility”) and our cash and cash equivalents balance. Our indebtedness as of March 31, 2024 included $336.9 million of variable rate debt under our Credit Facility. At March 31, 2024 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $3.4 million per year. As of March 31, 2024, we held cash and cash equivalents of $480.4 million. At March 31, 2024 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest income by approximately $4.8 million per year.
Other
Fair Value—The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. Based upon the current market rates for debt with similar credit risk and maturities, at March 31, 2024, the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR plus an applicable margin.

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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2024. As previously disclosed, we completed the PPG business acquisition on November 16, 2023 and, as permitted by SEC guidance for newly acquired businesses, we have elected to exclude the acquired business operations of PPG from the scope of design and operation of our disclosure controls and procedures for the quarter ended March 31, 2024. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2024 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have not been any material changes from the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of the 2023 Form 10-K. You should carefully consider such risk factors, which could materially affect the business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2024 (in thousands, except per share data):

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
January 1 – January 31, 2024	0	$0.00	0	$200,000
February 1 – February 29, 2024	0	0.00	0	$200,000
March 1 – March 31, 2024	0	0.00	0	$200,000
Total	0	$0.00	0

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
Item 5. Other Information
During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Actual sale transactions for pre-existing “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules and regulations.

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

10.1 (1)
Amended and Restated Executive Employment Agreement dated January 5, 2024 between Sterling Infrastructure, Inc. and Joseph A. Cutillo (incorporated by reference to Exhibit 10.4 to Sterling Infrastructure, Inc.'s Annual Report on Form 10-K filed on February 27, 2024 (SEC File No. 1-31993)).

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

STERLING INFRASTRUCTURE, INC.

Date: May 7, 2024	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer and Duly Authorized Officer