Form 10-Q
period 2024-09-30
STERLING INFRASTRUCTURE, INC.
filed 2024-11-07
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of November 5, 2024 – 30,713,105

STERLING INFRASTRUCTURE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$593,741	$560,347	$1,616,923	$1,486,251
Cost of revenues	(463,942)	(468,480)	(1,297,477)	(1,240,368)
Gross profit	129,799	91,867	319,446	245,883
General and administrative expense	(30,672)	(25,237)	(85,826)	(72,592)
Intangible asset amortization	(4,280)	(3,736)	(12,857)	(11,209)
Acquisition related costs	(72)	(103)	(209)	(352)
Other operating expense, net	(7,283)	(5,654)	(18,203)	(11,703)
Operating income	87,492	57,137	202,351	150,027
Interest income	7,591	4,150	19,798	8,327
Interest expense	(6,286)	(7,257)	(19,463)	(22,516)
Income before income taxes	88,797	54,030	202,686	135,838
Income tax expense	(23,404)	(13,891)	(48,960)	(35,429)
Net income, including noncontrolling interests	65,393	40,139	153,726	100,409
Less: Net income attributable to noncontrolling interests	(4,072)	(786)	(9,478)	(1,927)
Net income attributable to Sterling common stockholders	$61,321	$39,353	$144,248	$98,482

Net income per share attributable to Sterling common stockholders:
Basic	$2.00	$1.28	$4.67	$3.20
Diluted	$1.97	$1.26	$4.63	$3.17

Weighted average common shares outstanding:
Basic	30,735	30,800	30,875	30,733
Diluted	31,070	31,217	31,184	31,048

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents ($69,549 and $24,325 related to variable interest entities (“VIEs”))	$648,127	$471,563
Accounts receivable ($8,749 and $1,771 related to VIEs)	329,882	252,435
Contract assets ($5,317 and $0 related to VIEs)	79,736	88,600
Receivables from and equity in construction joint ventures	7,814	17,506
Other current assets	18,086	17,875
Total current assets	1,083,645	847,979
Property and equipment, net	270,532	243,648
Operating lease right-of-use assets, net	54,748	57,235
Goodwill	281,363	281,117
Other intangibles, net	315,540	328,397
Other non-current assets, net	17,757	18,808
Total assets	$2,023,585	$1,777,184

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($22,229 and $2,973 related to VIEs)	$160,199	$145,968
Contract liabilities ($30,122 and $15,741 related to VIEs)	563,531	444,160
Current maturities of long-term debt	26,425	26,520
Current portion of long-term lease obligations	19,531	19,641
Accrued compensation	43,198	27,758
Other current liabilities	26,152	14,121
Total current liabilities	839,036	678,168
Long-term debt	296,185	314,996
Long-term lease obligations	35,445	37,722
Members’ interest subject to mandatory redemption and undistributed earnings	23,417	29,108
Deferred tax liability, net	82,894	76,764
Other long-term liabilities	15,666	16,573
Total liabilities	1,292,643	1,153,331
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $0.01 per share; 58,000 shares authorized, 31,164 and 30,926 shares issued and 30,693 and 30,926 shares outstanding	312	309
Additional paid in capital	295,831	293,570
Treasury stock, at cost: 471 and 0 shares	(48,901)	—
Retained earnings	469,282	325,034
Total Sterling stockholders’ equity	716,524	618,913
Noncontrolling interests	14,418	4,940
Total stockholders’ equity	730,942	623,853
Total liabilities and stockholders’ equity	$2,023,585	$1,777,184

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$153,726	$100,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,546	42,529
Amortization of debt issuance costs and non-cash interest	877	1,334
Gain on disposal of property and equipment	(3,280)	(4,102)
Deferred taxes	6,107	10,188
Stock-based compensation	13,753	10,975
Changes in operating assets and liabilities (Note 14)	101,106	169,882
Net cash provided by operating activities	322,835	331,215
Cash flows from investing activities:
Acquisitions, net of cash acquired	(4,827)	—
Disposition proceeds	—	14,000
Capital expenditures	(65,309)	(49,244)
Proceeds from sale of property and equipment	7,834	9,607
Net cash used in investing activities	(62,302)	(25,637)
Cash flows from financing activities:
Repayments of debt	(19,931)	(76,850)
Repurchase of common stock	(50,596)	—
Withholding taxes paid on net share settlement of equity awards	(13,408)	(4,579)
Other	(34)	(16)
Net cash used in financing activities	(83,969)	(81,445)
Net change in cash, cash equivalents, and restricted cash	176,564	224,133
Cash, cash equivalents and restricted cash at beginning of period	471,563	185,265
Cash, cash equivalents and restricted cash at end of period	648,127	409,398
Less: restricted cash	—	—
Cash and cash equivalents at end of period	$648,127	$409,398

Non-cash items:
Capital expenditures	$247	$4,151

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings	Total Sterling Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	30,926	$309	$293,570	—	$—	$325,034	$618,913	$4,940	$623,853
Net income	—	—	—	—	—	31,048	31,048	2,711	33,759
Stock-based compensation	—	—	7,248	—	—	—	7,248	—	7,248
Issuance of stock	358	2	370	—	—	—	372	—	372
Shares withheld for taxes	(124)	—	(13,015)	—	—	—	(13,015)	—	(13,015)
Balance at March 31, 2024	31,160	$311	$288,173	—	$—	$356,082	$644,566	$7,651	$652,217
Net income	—	—	—	—	—	51,879	51,879	2,695	54,574
Stock-based compensation	—	—	4,273	—	—	—	4,273	—	4,273
Repurchase of common stock	(299)	—	—	299	(30,142)	—	(30,142)	—	(30,142)
Issuance of stock	17	1	(1,016)	(13)	1,385	—	370	—	370
Shares withheld for taxes	(2)	—	—	2	(249)	—	(249)	—	(249)
Other	—	—	(29)	—	—	—	(29)	—	(29)
Balance at June 30, 2024	30,876	$312	$291,401	288	$(29,006)	$407,961	$670,668	$10,346	$681,014
Net income	—	—	—	—	—	61,321	61,321	4,072	65,393
Stock-based compensation	—	—	4,776	—	—	—	4,776	—	4,776
Repurchase of common stock	(188)	—	—	188	(20,454)	—	(20,454)	—	(20,454)
Issuance of stock	6	—	(339)	(6)	703	—	364	—	364
Shares withheld for taxes	(1)	—	—	1	(144)	—	(144)	—	(144)
Other	—	—	(7)	—	—	—	(7)	—	(7)
Balance at September 30, 2024	30,693	$312	$295,831	471	$(48,901)	$469,282	$716,524	$14,418	$730,942

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid in Capital	Retained Earnings	Total Sterling Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	30,585	$306	$287,914	$186,379	$474,599	$3,200	$477,799
Net income	—	—	—	19,649	19,649	391	20,040
Stock-based compensation	—	—	4,486	—	4,486	—	4,486
Issuance of stock	316	2	216	—	218	—	218
Shares withheld for taxes	(111)	—	(4,288)	—	(4,288)	—	(4,288)
Balance at March 31, 2023	30,790	$308	$288,328	206,028	$494,664	$3,591	$498,255
Net income	—	—	—	39,480	39,480	750	40,230
Stock-based compensation	—	—	3,270	—	3,270	—	3,270
Issuance of stock	27	—	199	—	199	—	199
Shares withheld for taxes	(1)	—	(40)	—	(40)	—	(40)
Balance at June 30, 2023	30,816	$308	$291,757	245,508	$537,573	$4,341	$541,914
Net income	—	—	—	39,353	39,353	786	40,139
Stock-based compensation	—	—	3,448	—	3,448	—	3,448
Issuance of stock	15	—	240	—	240	—	240
Shares withheld for taxes	(3)	—	(251)	—	(251)	—	(251)
Other	—	—	(16)	—	(16)	—	(16)
Balance at September 30, 2023	30,828	$308	$295,178	284,861	$580,347	$5,127	$585,474
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
Accounts Receivable—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Receivables are written off based on the individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At September 30, 2024 and December 31, 2023, our allowance for our estimate of expected credit losses was zero.
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

Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. At September 30, 2024 and December 31, 2023, contract assets included $48,968 and $56,855 of retainage, respectively, and contract liabilities included $93,837 and $86,895 of retainage, respectively. Retainage on active contracts is classified as current regardless of the term of the contract and is generally collected within one year of the completion of a contract. We anticipate collecting approximately 70% of our September 30, 2024 retainage during the next twelve months, and the balance thereafter. These assets and liabilities are reported on the Condensed Consolidated Balance Sheet within “Contract assets” and “Contract liabilities” on a contract-by-contract basis at the end of each reporting period.
During the nine months ended September 30, 2024, contract assets decreased by $8,864 compared to December 31, 2023, primarily due to lower unbilled revenue and a decrease in retainage. During the nine months ended September 30, 2024, contract liabilities increased by $119,371 compared to December 31, 2023, due to the timing of advance billings and work progression, partly offset by an increase in retainage. Revenue recognized for the three and nine months ended September 30, 2024 that was included in the contract liability balance on December 31, 2023 was $66,453 and $301,517, respectively. Revenue recognized for the three and nine months ended September 30, 2023 that was included in the contract liability balance on December 31, 2022 was $25,515 and $172,941, respectively.
Consolidated 50% Owned Subsidiary—The Company has a 50% ownership interest in a subsidiary that it fully consolidates as a result of its exercise of control of the entity. The results attributable to the 50% portion that the Company does not own are eliminated within “Other operating expense, net” within the Consolidated Statements of Operations and an associated liability is established within “Members’ interest subject to mandatory redemption and undistributed earnings” within the Consolidated Balance Sheets. The subsidiary also has a mandatory redemption provision which, under circumstances that are certain to occur, obligates the Company to purchase the remaining 50% interest. The purchase obligation is also recorded in “Members’ interest subject to mandatory redemption and undistributed earnings” on the Condensed Consolidated Balance Sheets.
Cash, Cash Equivalents and Restricted Cash—Our cash and cash equivalents are comprised of highly liquid investments with maturities of three months or less. The Company maintains its cash and cash equivalents at major financial institutions. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (“FDIC”) insurance coverage. The Company periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is minimal. There was no restricted cash included in “Other current assets” on the Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, respectively. Restricted cash primarily represents cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements.
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
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosure” which requires companies to disclose disaggregated information about a reporting entity’s effective tax rate reconciliation, using both percentages and reporting currency amounts for specific standardized categories. Separate disclosures will be required for any reconciling items that are equal to or greater than a specified quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company plans to adopt the provisions of ASU 2023-09 in fiscal year 2025. This ASU affects financial statement disclosure only, and its adoption will not affect our results of operations or financial position.

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

Net tangible assets (liabilities):
Accounts receivable	$2,588
Other current assets	1,460
Property and equipment, net	1,679
Other non-current assets, net	2,394
Accounts payable	(1,268)
Deferred tax liability	(10,525)
Other current and non-current liabilities	(2,806)
Total net tangible liabilities	(6,478)
Identifiable intangible assets	44,500
Goodwill	18,671
Total fair value of consideration transferred	$56,693
During the nine months ended September 30, 2024, the total consideration and purchase price allocation changed by $38, primarily due to the finalization of the working capital adjustment. The purchase price allocation above is subject to further change when additional information is obtained. We have not finalized our assessment of the fair values primarily for intangible assets and property and equipment. We intend to finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the closing date of the PPG Acquisition. Our final purchase price allocation may result in additional adjustments to various other assets and liabilities, including the residual amount allocated to goodwill during the measurement period.

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
Supplemental Pro Forma Information (Unaudited)—The following unaudited pro forma combined financial information (“the pro forma financial information”) gives effect to the PPG Acquisition, accounted for as a business combination using the acquisition method of accounting. The pro forma financial information reflects the PPG Acquisition and related events as if they occurred at the beginning of the period and includes adjustments to (1) include additional intangible asset amortization associated with the PPG Acquisition, (2) include additional depreciation, G&A and tax expense, and (3) include the pro forma results of PPG for the period ended September 30, 2023. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the PPG Acquisition.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Pro forma revenue	$576,864	$1,530,982
Pro forma net income	$42,216	$106,195

4.	REVENUE FROM CUSTOMERS
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

	September 30, 2024	December 31, 2023
E-Infrastructure Solutions RPOs	$918,542	$813,729
Transportation Solutions RPOs	1,083,567	1,184,496
Building Solutions RPOs - Commercial	52,972	68,791
Total RPOs	$2,055,081	$2,067,016
The Company expects to recognize approximately 60% of its RPOs as revenue during the next twelve months, and the balance thereafter.

Revenue Disaggregation—The following tables present the Company’s revenue disaggregated by major end market and contract type:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues by major end market	2024	2023	2024	2023
E-Infrastructure Solutions Revenues	$263,899	$253,948	$689,687	$719,936

Heavy Highway	169,388	146,864	424,628	327,440
Aviation	22,964	18,948	63,738	50,694
Other Services	34,899	27,184	120,629	77,089
Transportation Solutions Revenues	227,251	192,996	608,995	455,223

Residential	70,374	77,866	238,825	204,993
Commercial	32,217	35,537	79,416	106,099
Building Solutions Revenues	102,591	113,403	318,241	311,092
Total Revenues	$593,741	$560,347	$1,616,923	$1,486,251

Revenues by contract type
Lump-Sum	$292,365	$291,149	$791,227	$822,663
Fixed-Unit Price	226,969	190,170	579,127	454,359
Residential and Other	74,407	79,028	246,569	209,229
Total Revenues	$593,741	$560,347	$1,616,923	$1,486,251
Variable Consideration
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to the Company’s customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken. Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $5,000 and $5,225, at September 30, 2024 and December 31, 2023, respectively, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes such profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements, may result in changes in revenue and are recognized in the period in which the changes are determined. Changes in contract estimates on performance obligations satisfied or partially satisfied in previous periods resulted in net revenue increases of $46,890 and $99,241 for the three and nine months ended September 30, 2024, respectively, and net revenue increases of $19,822 and $36,557 for the three and nine months ended September 30, 2023, respectively.

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
Summary VIE financial information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$56,491	$8,964	$127,373	$34,227
Operating income	$7,953	$599	$18,473	$2,281
Net income	$8,824	$966	$20,512	$3,119
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

	September 30, 2024	December 31, 2023
Current assets	$53,158	$51,604
Current liabilities	$(35,023)	$(10,081)
Receivables from and equity in construction joint ventures	$7,814	$17,506

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$23,137	$17,296	$59,885	$49,073
Income before tax	$2,303	$7,876	$6,420	$16,204
Sterling’s noncontrolling interest:
Revenues	$11,266	$6,891	$29,051	$19,674
Income before tax	$1,146	$3,187	$3,113	$6,605
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

6.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	September 30, 2024	December 31, 2023
Construction and transportation equipment	$459,594	$405,242
Buildings and improvements	23,982	21,325
Land	3,054	3,054
Office equipment	4,111	4,023
Total property and equipment	490,741	433,644
Less accumulated depreciation	(220,209)	(189,996)
Total property and equipment, net	$270,532	$243,648
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $13,083 and $37,689 for the three and nine months ended September 30, 2024, respectively, and $11,121 and $31,320 for the three and nine months ended September 30, 2023, respectively.

7.	OTHER INTANGIBLE ASSETS
The following table presents our acquired finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		September 30, 2024		December 31, 2023
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	24	$328,323	$(60,145)	$328,323	$(49,431)
Trade names	24	58,707	(11,345)	58,707	(9,519)
Non-compete agreements	5	2,487	(2,487)	2,487	(2,170)
Total	24	$389,517	$(73,977)	$389,517	$(61,120)
    The Company’s intangible amortization expense was $4,280 and $12,857 for the three and nine months ended September 30, 2024, respectively, and $3,736 and $11,209 for the three and nine months ended September 30, 2023, respectively.

8.	DEBT
The Company’s outstanding debt was as follows:

	September 30, 2024	December 31, 2023
Term Loan Facility	$323,750	$343,438
Revolving Credit Facility	—	—
Credit Facility	323,750	343,438
Other debt	600	843
Total debt	324,350	344,281
Less - Current maturities of long-term debt	(26,425)	(26,520)
Less - Unamortized debt issuance costs	(1,740)	(2,765)
Total long-term debt	$296,185	$314,996
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
As specified in the Credit Agreement, the Term Loan Facility bears interest at either the base rate plus a margin, or at a one-, three- or six-month Term SOFR rate plus a margin, at the Company’s election. At September 30, 2024, the Company calculated interest using a Term SOFR rate of 5.35% and an applicable margin of 1.50% per annum, and had a weighted average interest rate of approximately 6.92% per annum during the nine months ended September 30, 2024. Scheduled principal payments on the Term Loan Facility are made quarterly and total approximately $26,300, $26,300 and $6,600 for the years ending 2024, 2025 and 2026, respectively. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on April 2, 2026. For the three and nine months ended September 30, 2024, the Company made scheduled Term Loan Facility payments of $6,562 and $19,688, respectively.
The Revolving Credit Facility bears interest at the same rate options as the Term Loan Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. At September 30, 2024, we had no outstanding borrowings under the $75,000 Revolving Credit Facility.
Debt Issuance Costs—The costs associated with the Credit Facility are reflected on the Condensed Consolidated Balance Sheets as a direct reduction from the related debt liability and amortized over the term of the facility. Amortization of debt issuance costs was $330 and $1,025 for the three and nine months ended September 30, 2024, respectively, and $504 and $1,585 for the three and nine months ended September 30, 2023, respectively, and was recorded as interest expense.
Compliance and Other—The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict our ability and the ability of our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain certain financial covenants. As of September 30, 2024, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Condensed Consolidated Balance Sheets. Based upon the current market rates for debt with similar credit risk and maturities, at September 30, 2024 and December 31, 2023, the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR plus an applicable margin.

9.	LEASE OBLIGATIONS
    The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of one month to twelve years, some of which include options to extend the leases for up to ten years.
    The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$5,639	$5,577	$17,014	$16,041
Short-term lease cost	$8,380	$4,512	$19,282	$12,637

Finance lease cost:
Amortization of right-of-use assets	$30	$56	$164	$129
Interest on lease liabilities	9	9	31	13
Total finance lease cost	$39	$65	$195	$142
    Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash flows from operating leases	$16,170	$15,300
Operating cash flows from finance leases	$31	$13
Financing cash flows from finance leases	$164	$129

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$12,182	$13,102
Finance leases	$—	$664

    Supplemental balance sheet information related to leases is as follows:

Operating Leases	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$54,748	$57,235

Current portion of long-term lease obligations	$19,531	$19,641
Long-term lease obligations	35,445	37,722
Total operating lease liabilities	$54,976	$57,363
Finance Leases
Property and equipment, at cost	$2,011	$2,011
Accumulated depreciation	(1,392)	(1,232)
Property and equipment, net	$619	$779

Current maturities of long-term debt	$125	$195
Long-term debt	404	498
Total finance lease liabilities	$529	$693
Weighted Average Remaining Lease Term
Operating leases	4.3	3.7
Finance leases	3.8	4.4
Weighted Average Discount Rate
Operating leases	6.0%	5.8%
Finance leases	6.9%	6.6%
    Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2024 (excluding the nine months ended September 30, 2024)	$6,059	$39
2025	21,495	158
2026	15,157	158
2027	5,412	158
2028	2,807	91
2029	4,927	—
Thereafter	7,294	—
Total lease payments	$63,151	$604
Less imputed interest	(8,175)	(75)
Total	$54,976	$529

10.	COMMITMENTS AND CONTINGENCIES
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
The Company, including its construction joint ventures and its consolidated 50% owned subsidiary, is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. The Company regularly analyzes current information about these proceedings and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management, after consultation with legal counsel, does not believe that the outcome of these actions will have a material impact on the Condensed Consolidated Financial Statements of the Company. There were no significant unresolved legal issues as of September 30, 2024.

11.	INCOME TAXES
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Current tax expense	$20,868	$10,493	$42,907	$25,241
Deferred tax expense	2,536	3,398	6,053	10,188
Income tax expense	$23,404	$13,891	$48,960	$35,429

Cash paid for income taxes	$19,565	$10,025	$33,385	$24,539
The effective income tax rate for the three and nine months ended September 30, 2024 was 26.4% and 24.2%, respectively. The rate varied from the statutory rate primarily as a result of non-deductible compensation, state income taxes and other permanent differences. The Company incurred a $62 and $3,450 tax benefit for the three and nine months ended September 30, 2024, respectively, for increased tax deductions related to stock compensation.
Uncertain Tax Positions (“UTP”)—The Company's U.S. federal and state income tax returns for 2021 and later are open and subject to examination. Additionally, federal and state NOLs may be adjusted by the taxing authorities for the 2013 and later tax years.
The Company has a UTP liability of $6,732 and an additional liability related to the UTP for penalties of $1,346 and interest of $926 at September 30, 2024. We recognize penalties related to the UTP as administrative expense. The UTP, including penalties and interest, is fully offset by an indemnification receivable at September 30, 2024.

12.	STOCK INCENTIVE PLAN
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) and an employee stock purchase plan (the “ESPP”) that are administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”). Changes in common stock and additional paid in capital during the nine months ended September 30, 2024 primarily relate to activity associated with the Stock Incentive Plan, the ESPP, shares withheld for taxes and repurchases of the Company’s common stock.
Share Grants—During the nine months ended September 30, 2024, the Company granted the following awards under the Stock Incentive Plan:

	Shares	Weighted Average Grant-Date Fair Value per Share
RSAs	8	$125.28
RSUs	97	$98.35
PSUs – EPS Based (at target)	44	$90.58
PSUs – Market Based	195	$65.57
PSUs – Liability Based	30	$106.22
Total shares granted	374

Share Issuances—During the nine months ended September 30, 2024, the Company issued the following shares under the Stock Incentive Plan and the ESPP:

Shares
RSAs (issued upon grant)	8
RSUs (issued upon vesting)	11
PSUs – EPS Based (issued upon vesting)	321
PSUs – Liability Based (issued upon vesting)	30
ESPP (issued upon sale)	11
Total shares issued	381
Stock-Based Compensation—The Company recognized $4,776 and $13,097 of stock-based compensation expense during the three and nine months ended September 30, 2024, respectively. The Company recognized $3,448 and $9,479 of stock-based compensation expense during the three and nine months ended September 30, 2023, respectively. Included within total stock-based compensation expense for the three and nine months ended September 30, 2024 is $64 and $195, respectively, of expense related to the ESPP, and during the three and nine months ended September 30, 2023, the Company recognized $42 and $116, respectively, of expense related to the ESPP. Additionally, the Company has liability-based PSUs for which the number of shares awarded is not determined until the vesting date. During the three and nine months ended September 30, 2024, the Company recognized $0 and $3,200, respectively, within additional paid in capital for the vesting of liability-based PSUs. During the three and nine months ended September 30, 2023, the Company recognized $0 and $1,725, respectively, within additional paid in capital for the vesting of liability-based PSUs. Stock-based compensation expense is primarily recognized within general and administrative expense. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures.
Shares Withheld for Taxes—The Company withheld 1 and 127 shares for taxes on the vesting of RSU and PSU stock-based compensation for $144 and $13,408 during the three and nine months ended September 30, 2024, respectively.
Treasury Stock—On December 5, 2023, the Board of Directors approved a program that authorized repurchases of up to $200,000 of the Company’s common stock. Under the program, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. The Company accounts for the repurchase of treasury shares under the cost method. Under the program, the Company repurchased 188 and 487 shares of its common stock for $20,454 and $50,596 during the three and nine months ended September 30, 2024, respectively. The program expires on December 5, 2025 and may be modified, extended or terminated by the Board of Directors at any time.

13.	EARNINGS PER SHARE
The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2024	2023	2024	2023
Net income attributable to Sterling common stockholders	$61,321	$39,353	$144,248	$98,482

Denominator:
Weighted average common shares outstanding — basic	30,735	30,800	30,875	30,733
Shares for dilutive unvested stock and warrants	335	417	309	315
Weighted average common shares outstanding — diluted	31,070	31,217	31,184	31,048

Net income per share attributable to Sterling common stockholders:
Basic	$2.00	$1.28	$4.67	$3.20
Diluted	$1.97	$1.26	$4.63	$3.17
There were 64 and 66 weighted average unvested shares that were excluded from the calculation of diluted EPS under the treasury stock method, as they were anti-dilutive, for the three and nine months ended September 30, 2024, respectively. There were no anti-dilutive stock-based equity awards outstanding for the three and nine months ended September 30, 2023.

14.	SUPPLEMENTAL CASH FLOW INFORMATION
    The following table summarizes the changes in the components of operating assets and liabilities:

	Nine Months Ended September 30,
	2024	2023
Accounts receivable	$(75,759)	$(63,685)
Contracts in progress, net	129,287	195,392
Receivables from and equity in construction joint ventures	9,692	(471)
Other current and non-current assets	(427)	(5,322)
Accounts payable	13,053	24,180
Accrued compensation and other liabilities	30,951	18,773
Members' interest subject to mandatory redemption and undistributed earnings	(5,691)	1,015
Changes in operating assets and liabilities	$101,106	$169,882

15.	SEGMENT INFORMATION
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
The following table presents total revenue and income from operations by reportable segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2024	2023	2024	2023
E-Infrastructure Solutions	$263,899	$253,948	$689,687	$719,936
Transportation Solutions	227,251	192,996	608,995	455,223
Building Solutions	102,591	113,403	318,241	311,092
Total Revenues	$593,741	$560,347	$1,616,923	$1,486,251

Operating Income
E-Infrastructure Solutions	$68,076	$35,945	$146,922	$103,381
Transportation Solutions	18,573	14,487	42,154	29,649
Building Solutions	11,249	12,848	39,837	35,029
Segment Operating Income	97,898	63,280	228,913	168,059
Corporate G&A Expense	(10,334)	(6,040)	(26,353)	(17,680)
Acquisition Related Costs	(72)	(103)	(209)	(352)
Total Operating Income	$87,492	$57,137	$202,351	$150,027

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
E-Infrastructure Solutions—Our E-Infrastructure Solutions business is driven by our customers’ investments in the development of data centers, advanced manufacturing centers, e-commerce distribution centers and warehouses. We foresee significant growth opportunities tied to the implementation of multi-year capital deployment plans by customers in the data center, electric vehicle (EV), battery, solar, food and semiconductor manufacturing markets. In the data center market, we are benefiting from activity related to the development of multiphase hyperscale data centers, driven by demand related to Artificial Intelligence (AI) and other emerging technologies. Additionally, we have been awarded several large projects related to investments in EV and solar products. We anticipate continued strong demand from these and other technology sectors, supported by Federal government investment initiatives and incentives. While the majority of our end customers are demonstrating strong performance, in 2023 we experienced a decline in large e-commerce distribution center and small warehouse activity. We expect these markets will remain subdued through 2024.
Transportation Solutions—Our Transportation Solutions business is primarily driven by federal, state and municipal funding. Federal funds, on average, provide 50% of annual State Department of Transportation capital outlays for highway and bridge projects. We benefit from a number of federal, state and local infrastructure investment programs. At the state and local level, the November 2020 elections saw strong support for transportation initiatives with the passage of many ballot measures that secured, and in some cases increased, funding. At the Federal level, the November 2021 Infrastructure Investments and Jobs Act (“IIJA”) includes approximately $643 billion in funding for transportation programs ($432 billion for highways, $109 billion for transportation and $102 billion for rail), of which $284 billion is an increase over historic investment levels that will fund new transportation infrastructure. The IIJA also includes $25 billion of funding for airport modernization. As a result of the IIJA, we had an increase in bid activity and project awards which started in the third quarter of 2022 and continued through the third quarter of 2024. We expect this positive trend to continue for the foreseeable future. Aviation activity, which was slower to emerge following the passage of the IIJA, has begun to accelerate.
Building Solutions—Our Building Solutions segment is comprised of our residential slab, residential plumbing, and commercial businesses. The segment is driven by new home starts in Dallas-Fort Worth, the segment’s largest market, and continued expansion in the Houston and Phoenix markets. Building Solutions’ core customer base includes top national, regional and custom home builders. We believe the dynamics in our markets, including population growth and structural housing shortages, support growth opportunities over a multi-year period. In 2024, residential demand has been impacted by a slowdown in activity, particularly in the Dallas market. This lull in demand appears to be a function of prospective homebuyers taking a “wait-and-see” approach to potential additional interest rate cuts. We believe that activity will re-accelerate in 2025. For our commercial business, demand in the multi-family home market increased in the first three quarters of 2023 but slowed late in the year. We expect continued declines in this market in 2024.
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
At September 30, 2024, our Backlog was $2.06 billion, as compared to $2.07 billion at December 31, 2023, with a book-to-burn ratio of 1.0X for the nine months ended September 30, 2024. The Company’s margin in Backlog has increased to 16.8% at September 30, 2024 from 15.2% at December 31, 2023, driven by a greater mix of E-Infrastructure Solutions backlog and an improved backlog margin mix within Transportation Solutions.
Unsigned Awards were $319.6 million at September 30, 2024 and $303.2 million at December 31, 2023. Combined Backlog totaled $2.37 billion at both September 30, 2024 and December 31, 2023, with a book-to-burn ratio of 1.0X for the nine months ended September 30, 2024.
RESULTS OF OPERATIONS
Consolidated Results
Consolidated financial highlights for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Revenues	$593,741	$560,347	$1,616,923	$1,486,251
Gross profit	129,799	91,867	319,446	245,883
General and administrative expense	(30,672)	(25,237)	(85,826)	(72,592)
Intangible asset amortization	(4,280)	(3,736)	(12,857)	(11,209)
Acquisition related costs	(72)	(103)	(209)	(352)
Other operating expense, net	(7,283)	(5,654)	(18,203)	(11,703)
Operating income	87,492	57,137	202,351	150,027
Interest, net	1,305	(3,107)	335	(14,189)
Income before income taxes and noncontrolling interests	88,797	54,030	202,686	135,838
Income tax expense	(23,404)	(13,891)	(48,960)	(35,429)
Less: Net income attributable to noncontrolling interests	(4,072)	(786)	(9,478)	(1,927)
Net income attributable to Sterling common stockholders	$61,321	$39,353	$144,248	$98,482

Gross margin	21.9%	16.4%	19.8%	16.5%
Revenues—Revenues were $593.7 million for the third quarter of 2024, an increase of $33.4 million, or 6.0%, compared to the third quarter of 2023. The increase was driven by a $34.3 million increase in Transportation Solutions and a $10.0 million increase in E-Infrastructure Solutions, partly offset by a $10.8 million decrease in Building Solutions.
Revenues were $1.62 billion for the nine months ended September 30, 2024, an increase of $130.7 million, or 8.8%, compared to the nine months ended September 30, 2023. The increase was driven by a $153.8 million increase in Transportation Solutions and a $7.1 million increase in Building Solutions, partly offset by a $30.2 million decrease in E-Infrastructure Solutions.
Gross profit and margin—Gross profit was $129.8 million for the third quarter of 2024, an increase of $37.9 million, or 41.3%, compared to the third quarter of 2023. The Company’s gross margin as a percentage of revenue increased to 21.9% in the third quarter of 2024, as compared to 16.4% in the third quarter of 2023.
Gross profit was $319.4 million for the nine months ended September 30, 2024, an increase of $73.6 million, or 29.9%, compared to the nine months ended September 30, 2023. The Company’s gross margin as a percentage of revenue increased to 19.8% for the nine months ended September 30, 2024, as compared to 16.5% for the nine months ended September 30, 2023. The increases were driven by the aforementioned higher volume, an improved project margin mix across all segments, and the inclusion of the Texas plumbing business acquired in late 2023.

Contracts in progress that were not substantially complete totaled approximately 220 and 230 at September 30, 2024 and 2023, respectively. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percentage of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
General and administrative expense—General and administrative expenses were $30.7 million, or 5.2% of revenue, for the third quarter of 2024, compared to $25.2 million, or 4.5% of revenue, for the third quarter of 2023. General and administrative expenses were $85.8 million, or 5.3% of revenue, for the nine months ended September 30, 2024, compared to $72.6 million, or 4.9% of revenue, for the nine months ended September 30, 2023. The increases reflect incremental G&A from the Texas plumbing business acquired in late 2023, growth, and inflation. The Company anticipates that general and administrative expense will be approximately 5% of revenue for the full year 2024.
Other operating expense, net—Other operating expense, net, includes 50% of earnings related to members’ interest of our consolidated 50% owned subsidiary, earn-out and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and increase the liability account.
The change in other operating expense, net, for the third quarter of 2024 was an increase of $1.6 million over the prior year third quarter. Members’ interest earnings increased by $0.6 million during the third quarter of 2024 to $6.3 million from $5.7 million in the third quarter of 2023 and earn-out expense increased to $1.0 million during the third quarter of 2024, compared to none in the third quarter of 2023.
The change in other operating expense, net, for the nine months ended September 30, 2024 was an increase of $6.5 million over the prior year nine months. Members’ interest earnings increased by $3.5 million during the nine months ended September 30, 2024 to $15.2 million from $11.7 million in the prior year nine months and earn-out expense increased to $3.0 million during the nine months ended September 30, 2024, compared to none in the prior year nine months.
Interest, net—Combined interest expense and income was net income of $1.3 million for the third quarter of 2024, compared to net expense of $3.1 million for the third quarter of 2023, and net income of $0.3 million for the nine months ended September 30, 2024, compared to net expense of $14.2 million for the nine months ended September 30, 2023. The three and nine months ended September 30, 2024 decreases in net expense were driven by higher interest income due to increased interest rates in 2024 on our growing cash balance.
Income taxes—The effective income tax rate was 26.4% for the third quarter of 2024 and 24.2% for the nine months ended September 30, 2024. The rates varied from the statutory rate primarily as a result of non-deductible compensation, state income taxes and other permanent differences. The Company incurred a $0.1 million and $3.5 million tax rate benefit for the three and nine months ended September 30, 2024, respectively, for increased tax deductions related to stock compensation. The Company anticipates an effective income tax rate for the full year 2024 of approximately 24%. See Note 11 - Income Taxes for more information.
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

(In thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
Revenues	2024	% of Revenue	2023	% of Revenue	2024	% of Revenue	2023	% of Revenue
E-Infrastructure Solutions	$263,899	45%	$253,948	45%	$689,687	43%	$719,936	48%
Transportation Solutions	227,251	38%	192,996	35%	608,995	37%	455,223	31%
Building Solutions	102,591	17%	113,403	20%	318,241	20%	311,092	21%
Total Revenues	$593,741		$560,347		$1,616,923		$1,486,251

Operating Income
E-Infrastructure Solutions	$68,076	25.8%	$35,945	14.2%	$146,922	21.3%	$103,381	14.4%
Transportation Solutions	18,573	8.2%	14,487	7.5%	42,154	6.9%	29,649	6.5%
Building Solutions	11,249	11.0%	12,848	11.3%	39,837	12.5%	35,029	11.3%
Segment Operating Income	97,898	16.5%	63,280	11.3%	228,913	14.2%	168,059	11.3%
Corporate G&A Expense	(10,334)		(6,040)		(26,353)		(17,680)
Acquisition Related Costs	(72)		(103)		(209)		(352)
Total Operating Income	$87,492	14.7%	$57,137	10.2%	$202,351	12.5%	$150,027	10.1%
E-Infrastructure Solutions
Revenues—Revenues were $263.9 million for the third quarter of 2024, an increase of $10.0 million, or 3.9%, compared to the third quarter of 2023. The increase was primarily driven by higher volume from data centers, partly offset by the timing of advanced manufacturing projects and lower volume from warehouses and other small projects.
Revenues were $689.7 million for the nine months ended September 30, 2024, a decrease of $30.2 million, or 4.2%, compared to the nine months ended September 30, 2023. The decrease was primarily driven by the timing of advanced manufacturing projects, lower volume from warehouses and other small projects, and delays due to inclement weather in the first quarter, partly offset by higher volume from data centers.
Operating income—Operating income was $68.1 million, or 25.8% of revenue, for the third quarter of 2024, an increase of $32.1 million, compared to $35.9 million, or 14.2% of revenue, for the third quarter of 2023. Operating income was $146.9 million, or 21.3% of revenue, for the nine months ended September 30, 2024, an increase of $43.5 million, compared to $103.4 million, or 14.4% of revenue, for the nine months ended September 30, 2023. The increases in operating income and margin were driven by a mix shift toward large mission-critical projects, partly offset by lower volume from warehouses and other small commercial projects and by the timing of advanced manufacturing projects.
Transportation Solutions
Revenues—Revenues were $227.3 million for the third quarter of 2024, an increase of $34.3 million, or 17.7%, compared to the third quarter of 2023, and revenues were $609.0 million for the nine months ended September 30, 2024, an increase of $153.8 million, or 33.8%, compared to the nine months ended September 30, 2023. The increases were driven by higher heavy highway, aviation and other non-highway services revenue.
Operating Income—Operating income was $18.6 million, or 8.2% of revenue, for the third quarter of 2024, an increase of $4.1 million, compared to $14.5 million, or 7.5% of revenue, for the third quarter of 2023. Operating income was $42.2 million, or 6.9% of revenue, for the nine months ended September 30, 2024, an increase of $12.5 million, compared to $29.6 million, or 6.5% of revenue, for the nine months ended September 30, 2023. The increases in operating income and margin were driven by an improved project margin mix and the aforementioned higher revenue.
Building Solutions
Revenues—Revenues were $102.6 million for the third quarter of 2024, a decrease of $10.8 million, or 9.5%, compared to the third quarter of 2023. The decrease was primarily driven by lower commercial volume and fewer residential slabs completed compared to the third quarter of 2023. Our residential concrete slab and plumbing businesses were impacted by a slowdown in the Dallas market in the quarter, as prospective homebuyers appear to be waiting on the sidelines in expectation of future interest rate reductions. The decrease was partly offset by the inclusion of $14.8 million from the Texas plumbing business acquired in late 2023.
Revenues were $318.2 million for the nine months ended September 30, 2024, an increase of $7.1 million, or 2.3%, compared to the nine months ended September 30, 2023. The increase was primarily driven by the inclusion of $47.7 million from the Texas plumbing business acquired in late 2023 and an increase in residential slabs completed in the Arizona market compared to 2023, partly offset by fewer residential slabs completed in the Texas markets compared to 2023.
Operating income—Operating income was $11.2 million, or 11.0% of revenue, for the third quarter of 2024, a decrease of $1.6 million, compared to $12.8 million, or 11.3% of revenue, for the third quarter of 2023. The decreases in operating income and margin were driven by builders having a shortage of developed land in the quarter, partly offset by by the inclusion of the Texas plumbing business.
Operating income was $39.8 million, or 12.5% of revenue, for the nine months ended September 30, 2024, an increase of $4.8 million, compared to $35.0 million, or 11.3% of revenue, for the nine months ended September 30, 2023. The increases in operating income and margin were driven by the inclusion of the Texas plumbing business and a mix shift towards residential, which has higher margins than commercial.
LIQUIDITY AND SOURCES OF CAPITAL
Cash and Cash Equivalents—Total cash and cash equivalents at September 30, 2024 and December 31, 2023 includes the following components:

(In thousands)	September 30, 2024	December 31, 2023
Generally Available	$486,034	$362,884
Consolidated 50% Owned Subsidiaries	92,543	72,007
Construction Joint Ventures	69,550	36,672
Total cash and cash equivalents	$648,127	$471,563
The following table presents consolidated information about our cash flows:

(In thousands)	Nine Months Ended September 30,
Net cash provided by (used in):	2024	2023
Operating activities	$322,835	$331,215
Investing activities	(62,302)	(25,637)
Financing activities	(83,969)	(81,445)
Net change in cash and cash equivalents	$176,564	$224,133
Operating Activities—During the nine months ended September 30, 2024, net cash provided by operating activities was $322.8 million, compared to net cash provided by operating activities of $331.2 million for the nine months ended September 30, 2023. Cash flows provided by operating activities were primarily driven by higher operating income and changes in our accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below.
Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in components of Contract Capital during the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Contracts in progress, net	$129,287	$195,392
Accounts receivable	(75,759)	(63,685)
Receivables from and equity in construction joint ventures	9,692	(471)
Accounts payable	13,053	24,180
Change in Contract Capital, net	$76,273	$155,416
During the nine months ended September 30, 2024, the change in Contract Capital was $76.3 million, which was primarily driven by the E-Infrastructure Solutions segment due to the increased size and duration of its projects in progress. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.
Investing Activities—During the nine months ended September 30, 2024, net cash used in investing activities was $62.3 million, compared to net cash used of $25.6 million in the nine months ended September 30, 2023. The net cash used during this year was primarily driven by $65.3 million for purchases of capital equipment, partly offset by $7.8 million of cash proceeds from the sale of property and equipment. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment.
Financing Activities—During the nine months ended September 30, 2024, net cash used in financing activities was $84.0 million, compared to net cash used of $81.4 million for the nine months ended September 30, 2023. The financing cash outflow during this year was primarily driven by $50.6 million for the repurchase of common stock, $19.7 million of repayments on the Term Loan Facility, and $13.4 million for withholding taxes paid on the net share settlement of vested equity awards.
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
 At September 30, 2024, there was approximately $174 million of construction work to be completed on unconsolidated construction joint venture contracts, of which approximately $85 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of September 30, 2024, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.
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
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan facility (collectively, the “Credit Facility”) and our cash and cash equivalents balance. Our indebtedness as of September 30, 2024 included $323.8 million of variable rate debt under our Credit Facility. At September 30, 2024 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $3.2 million per year. As of September 30, 2024, we held cash and cash equivalents of $648.1 million. At September 30, 2024 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest income by approximately $6.5 million per year.
Other
Fair Value—The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. Based upon the current market rates for debt with similar credit risk and maturities, at September 30, 2024, the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR plus an applicable margin.
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2024. As previously disclosed, we completed the PPG business acquisition on November 16, 2023 and, as permitted by SEC guidance for newly acquired businesses, we have elected to exclude the acquired business operations of PPG from the scope of design and operation of our disclosure controls and procedures for the quarter ended September 30, 2024. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2024 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth certain information with respect to repurchases of our common stock in the open market during the quarter ended September 30, 2024 (in thousands, except price per share data):

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
July 1 – July 31, 2024	58	$113.28	58	$163,282
August 1 – August 31, 2024	130	$107.06	130	$149,404
September 1 – September 30, 2024	0	$0.00	0	$149,404
Total	188	$108.99	188

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
Item 5. Other Information
During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Actual sale transactions for pre-existing “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules and regulations.
Effective November 4, 2024, the Company’s Board of Directors (the “Board”) amended and restated the Company’s Amended and Restated By-laws (as amended and restated, the “Bylaws”) primarily to clarify and implement certain procedural and disclosure requirements for the Company’s stockholders proposing director nominees for consideration at its annual or special meetings of stockholders in connection with the “universal proxy” rules adopted by the Securities and Exchange Commission pursuant to Rule 14a-19 of the Securities Exchange Act of 1934, as amended (“Rule 14a-19”). The amendments also modify certain other provisions to align the Bylaws more closely with the Delaware General Corporation Law (the “DGCL”) and current market practices.
Among other changes, the amendments to the Bylaws:
•Modify the provisions relating to the principal office, adjournment procedures, notice requirements, accessing the stockholder list, and emergency bylaws to align more closely to the DGCL (Article I, Article II, Sections 2.3 and 2.8, Article III, Section 3.11).

•Provide that the Company will disregard business proposals or director nominations, notwithstanding that proxies or votes regarding the same may have been received by the Company, if a stockholder does not provide the required information or comply with applicable requirements of the Bylaws or Rule 14a-19 (Article II, Section 2.7(a) and (b)).
•Clarify and update certain procedural requirements for director nominations or business proposals relating to the requirements for a proper stockholder’s notice and for any update and supplement of such information to be accurate and timely (Article II, Section 2.7(a), (b) and (c)).
•Add the term “Stockholder Associated Person” for consistency in the use of the terms “beneficial owner,” “affiliates” and “associate” and to remove the concept of “acting in concert” (Article II, Section 2.7(a), (b) and (d)).
•Update certain other procedural requirements for director nominations made by stockholders primarily to address Rule 14a-19, which include (1) requiring compliance with Rule 14a-19, (2) not allowing additional or substitute nominees following expirations of applicable notice deadlines, (3) limiting the number of stockholder nominees to the number of directors to be elected, (4) requiring a stockholder’s notice to include certain representations regarding the stockholder’s solicitation and (5) requiring reasonable documentary evidence of compliance with such representations and compliance with Rule 14a-19 (Article II, Section 2.7(b)); and require that any stockholder directly or indirectly soliciting proxies from other stockholders must use a proxy card color other than white (Article II, Section 2.6).
•Revise the description of the officers of the Company to better align with the current powers and duties of such officers (Article IV).
The Bylaws also include certain ministerial, technical, conforming, modernizing, streamlining and clarifying changes. The foregoing description is qualified in its entirety by the Bylaws which are attached hereto as Exhibit 3.2 and incorporated herein by reference.
Item 6. Exhibits
The following exhibits are filed with this Report:

Exhibit No.	Exhibit Title
3.1 (1)
Composite Certificate of Incorporation of Sterling Infrastructure, Inc. as amended through May 3, 2023 (incorporated by reference to Exhibit 3.1 to Sterling Infrastructure, Inc.’s Registration Statement on Form 8-A, filed on May 12, 2023 (SEC File No. 1-31993)).

3.2 (2)	Amended and Restated Bylaws of Sterling Infrastructure, Inc.
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

STERLING INFRASTRUCTURE, INC.

Date: November 7, 2024	By:	/s/ Sharon R. Villaverde
Sharon R. Villaverde
Chief Financial Officer and Duly Authorized Officer