Form 10-K
period 2024-12-31
STERLING INFRASTRUCTURE, INC.
filed 2025-02-26
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates, based on a NASDAQ closing price of $118.34 on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $3.55 billion.

The number of shares outstanding of the registrant’s common stock as of February 24, 2025 – 30,603,090

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Item 1. Business
Overview of the Company’s Business
Sterling Infrastructure, Inc. (“Sterling” or “the Company”) operates through a variety of subsidiaries within three segments specializing in E-Infrastructure, Transportation and Building Solutions in the United States, primarily across the Southern, Northeastern, Mid-Atlantic and Rocky Mountain regions and the Pacific Islands. E-Infrastructure Solutions provides advanced, large-scale site development services for manufacturing, data centers, large scale distribution centers, warehousing, power generation and more. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, rail and storm drainage systems. Building Solutions includes residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs, other concrete work, plumbing services, and surveys for new single-family residential builds. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.
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
Build a Platform for Future Accretive Growth
Solidifying the base—The Company’s historic base business is our low-bid heavy highway projects within our Transportation Solutions segment. Heavy highway projects typically have gross margins of 7-8%; however, prior to 2016 our gross margin was approximately 4%. In 2016, we implemented a strategy to solidify this base business by improving bid discipline to significantly reduce the probability of project losses. Since the implementation of the strategy and application of the key objective, we have improved the heavy highway backlog gross margin and we expect gross margins to increase further as we continue to execute our strategy.
Growing high margin products and services—While solidifying the base is important to the profitability of the Company, the improvement of gross margins is limited due to the highly competitive bidding environment for heavy highway projects. In 2016, we implemented a strategy to shift our project mix from low-bid heavy highway projects to alternative delivery heavy highway projects and other higher margin work (e.g., airports, commercial, piling and shoring). In 2016, our low-bid heavy highway revenue was approximately 79% of our total revenue, but we have progressively lowered this to 15% as of December 31, 2024. The key objective in this strategic area is our focus on bottom-line growth, and the higher margin projects we target have gross margins in the range of 15% to 18% or higher.
Expansion into adjacent markets—In 2016, we implemented a strategy to pursue growth through the acquisition of companies and assets that will enable us to expand into adjacent markets and broaden the types of projects we execute. We operate a decentralized, adaptive business model, which provides us with flexibility to pursue acquisitions and other strategic transactions. Our acquisition strategy has focused on businesses that can strengthen our current portfolio, enable us to expand into complementary categories or geographic regions or provide diversification of cash flows. The companies we target for acquisition typically have gross margins of 15% or more. This strategic focus allows us to broaden our portfolio of products and services, and broaden our end customer base to remain competitive in the markets where we operate. Since 2016, we have completed eight acquisitions and regularly assess other strategic opportunities.
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
E-Infrastructure Solutions—Our E-Infrastructure Solutions segment serves large, blue-chip end users in the data center, manufacturing, e-commerce distribution center, warehousing, power generation sectors and more. We are a leading provider of large-scale site development services in the Southeast, Northeast, Mid-Atlantic and Rocky Mountain regions of the U.S. Four customers accounted for 31% of the segment’s revenue in 2024, 40% in 2023 and 35% in 2022.
    Transportation Solutions—Our Transportation Solutions segment is comprised of heavy highway, aviation and rail projects, and it relies heavily on federal and state infrastructure spending. The principal geographic markets of this segment are Utah, Arizona, Colorado, Nevada, Texas and the Pacific Islands. Within these principal markets, our core customers are state Departments of Transportation (“DOT(s)”) and regional transit, airport, port, water and railroad authorities. Four state DOTs accounted for 47% of the segment’s revenue in 2024, 50% in 2023 and 44% in 2022.
Building Solutions—Our Building Solutions segment is comprised of our residential and commercial businesses. The principal geographic market for our residential business is Texas, specifically Dallas-Fort Worth, Houston and the surrounding communities. In 2021, we expanded our residential business into the greater Phoenix area and continued this expansion in 2022 with the acquisition of the CCS business. In 2023, we further expanded our services in the Dallas-Fort Worth market to include plumbing services for all the major plumbing phases required for new single-family residential builds with our acquisition of PPG. Our core residential customer base is comprised of leading national, regional and custom home builders. Our commercial business focuses on concrete construction of multi-family foundations, parking structures, elevated slabs and other concrete work for leading developers and general contractors in commercial markets. Four customers, including their respective affiliates, accounted for 36% of the segment’s revenue in 2024, 42% in 2023 and 60% in 2022.
In 2024, no individual customer accounted for more than 10% of our consolidated revenues; however we routinely construct projects for our largest customers mentioned above. The loss of any of these customers could have a material adverse effect on our business and financial results. Refer to Item 1A “Risk Factors” and Note 19 - Concentration of Risk and Enterprise Wide Disclosures for information on the Company’s major customers that represent a concentration of risk due to their significant revenue contributions.
Competition
The competitors of our segments vary widely, from small local contractors to large international construction companies. We aim to position ourselves in the mid-level market, traditionally bidding on work too large for the small local contractors yet too small for the large national and international construction companies. However, should market conditions become less favorable, we would expect to see a convergence from both the small local contractors and large international construction companies into our targeted mid-level market. This convergence could increase competitive bidding pressure and reduce both revenue growth and margins. See Item 1A “Risk Factors” for further discussion of risks associated with our competitive environment.
Seasonality
Operations of our segments are often affected by weather conditions, especially during the first and fourth quarters of our fiscal year. These conditions may disrupt construction schedules and lead to variability in our revenues, profitability and the number of employees we require. For additional discussion regarding the potential impacts of seasonality on our business, see Item 1A “Risk Factors.”
Resources
We procure raw materials essential for the operation of our segments, such as, cement, aggregate, concrete, liquid asphalt, lumber, steel and fuels, including diesel, gasoline, natural gas and propane, from a broad network of sources. Fluctuations in the price and availability of these raw materials may vary over time due to changes in market conditions and production capacities.
Backlog
    Our remaining performance obligations on our projects, as defined in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, do not differ from what we refer to as “Backlog.” Our Backlog represents the amount of revenues we expect to recognize in the future from our contract commitments on projects. The contracts in Backlog are typically completed in 6 to 36 months. The value of our Backlog was $1.69 billion at December 31, 2024, as compared to $2.07 billion at December 31, 2023. The decrease in backlog in 2024 is due to the deconsolidation of our 50% owned subsidiary RHB. RHB’s backlog at December 31, 2024 was $491.3 million, which is no longer included in the Company’s consolidated backlog at December 31, 2024. We exclude from our Backlog any contract where we are the apparent low bidder for projects (“Unsigned Awards”) until such contract is formally executed by the customer (approximately $137.9 million at December 31, 2024). Certain Building Solutions revenue is recognized upon completion at a point in time and therefore is never reflected in our Backlog. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog” for a discussion and quantification of our Backlog. Also see Item 1A “Risk Factors” for further discussion of risks related to Backlog.
Contracts
Our contracts are awarded on a competitively bid basis or negotiated bid basis using a range of contracting options, including fixed-unit price, lump sum and cost-reimbursable. Each of these contract types presents advantages and disadvantages. Typically, the Company assumes more risk with lump-sum contracts; however, these types of contracts can yield additional profits if the work is completed for less than originally estimated. Under fixed-unit price contracts, the Company’s profit may vary if actual labor-hour costs vary significantly from the negotiated rates. Each contract is designed to optimize the balance between risk and reward. At December 31, 2024, substantially all of our Backlog was contracted on a fixed-unit price or lump sum basis. We occasionally present claims or change orders to our clients for additional costs exceeding or not included in the initial contract price. Also, because some contracts can provide little or no fee for managing material costs, the components of contract cost can impact profitability.
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
Insurance and Bonding
Our buildings and equipment are covered by insurance at levels our management believes to be adequate. In addition, we maintain general liability, excess liability, workers’ compensation and auto insurance all in amounts deemed consistent with our risk of loss and standard industry practice.
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
Human Capital
At December 31, 2024, the Company had approximately 3,000 employees, comprised of approximately 800 salaried employees and approximately 2,200 hourly employees. The percentage of our employees represented by unions at December 31, 2024 was approximately 20%. We maintain agreements with various unions representing groups of our employees at project sites, and we typically renew these agreements periodically. We consider our relationships with our employees and the applicable labor unions to be satisfactory.
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
As of December 31, 2024, our workforce was comprised of the following race and ethnicity demographics:

Employees as of December 31, 2024
White	46.8%
Hispanic	46.6%
Black	2.7%
Pacific Islander	1.5%
Other	2.4%
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
Access to Company’s Filings
The Company maintains a website at www.strlco.com on which our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports may be accessed free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC; some directly on the website and others through a link to the SEC’s website (www.sec.gov) where those reports are filed. Our website also has recent press releases, the Company’s code of business conduct, the charters of the audit committee, the compensation and talent development committee, and the corporate governance and nominating committee of the Company’s board of directors (the “Board of Directors”) and information on the Company’s “whistleblower” procedures. Our website content is made available for information purposes only. It should not be relied upon for investment purposes, and none of the information on the website is intended to be incorporated by reference into this annual report on Form 10-K.
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
Across our three operating segments, revenue and profit are generated from infrastructure projects and services, but we do not directly control the process by which such infrastructure projects and services are awarded. The construction industry historically has experienced cyclical fluctuations in financial results due to economic recessions, downturns in business cycles of our customers, supply chain disruptions, inflationary pressures, interest rate fluctuations and other economic factors beyond our control. Many factors, including the financial condition of the infrastructure industry, could adversely affect our customers and their willingness to fund capital expenditures in the future. Additionally, consolidation, competition or capital constraints in the industries we serve may result in reduced spending by our customers.
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
The price and availability of the materials required to execute our projects are subject to volatility and disruptions caused by global economic factors that are beyond our control, including, but not limited to, supply chain disruptions, labor shortages, wage pressures, rising inflation and potential economic slowdown or recession, as well as fuel and energy costs, the impact of natural disasters, public health crises, geopolitical conflicts (such as the conflicts in Eastern Europe and the Middle East), and other matters that have impacted or could impact the global economy. If shortages and cost increases in materials and tightness in the labor market persist for a prolonged period of time, and we are unable to offset such cost increases, our profit margins could be adversely impacted.
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
Major public health crises could disrupt the Company’s operations and adversely affect its business, results of operations and financial condition.
Pandemics, epidemics, widespread illness, or other public health crises that interfere with the ability of our employees, suppliers, customers, financing sources or others to conduct business have and could adversely affect the global economy and our results of operations and financial condition. For example, our business and results of operations could be materially adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, or government actions or other restrictions in connection with any future major public health crisis.
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
The Building Solutions industry is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels. Beginning in 2022, rising inflation and increased interest rates made home ownership less affordable, which resulted in decreased demand for single-family homes. Should these conditions, especially in the markets where we operate, continue or worsen, new home demand and prices could suffer and customers might cancel pending contracts. This impact could adversely affect the number of Building Solutions concrete projects we have or reduce the prices we can charge for these projects, either of which could result in a decrease in our revenues and earnings that could materially adversely affect our results of operations.

We cannot predict with certainty whether the decline in the U.S. housing market will continue or worsen due to changes in conditions that are beyond our control, which may include the following:
•interest rate uncertainty;
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
 At December 31, 2024, there was approximately $150.3 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $73.6 million represented our proportionate share. We are not aware of any situation that would require us to fulfill responsibilities of our construction joint venture partners pursuant to the joint and several liability under our contracts.
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
Our workers are subject to hazards associated with providing construction and related services on construction sites, plants and quarries. These operating hazards can cause personal injury, loss of life, damage to or destruction of property, plant and equipment or environmental damage. On most sites, we are responsible for safety and are contractually obligated to implement safety procedures. Our safety record is an important consideration for us and for our customers. If we experience a material increase in the frequency or severity of accidents, our safety record could substantially deteriorate, which may preclude us from bidding on certain work, expose us to potential lawsuits or cause customers to cancel existing contracts.
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
We contribute to several multiemployer pension plans for employees covered by collective bargaining agreements. These plans are not administered by us and contributions are determined in accordance with provisions of negotiated labor contracts. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multiemployer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. If we terminate, withdraw or partially withdraw from other multiemployer pension plans, we could be required to make significant cash contributions to fund that plans unfunded vested benefit, which could materially and adversely affect our financial condition and results of operations; however, we are not currently able to determine the net assets and actuarial present value of the multiemployer pension plans’ unfunded vested benefits allocable to us, if any, and we are not presently aware of the amounts, if any, for which we may be contingently liable if we were to withdraw from any of these plans. In addition, if the funding level of any of these multiemployer plans becomes classified as “critical status” under the Pension Protection Act of 2006, we could be required to make significant additional contributions to those plans.

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
In the recent past, the federal government imposed new or increased tariffs or duties on an array of imported materials and goods used in connection with our construction business, including steel and lumber, which raised our costs for these items (or products made with them). Foreign governments, including China, Canada and Mexico, and trading blocs, such as the European Union, have responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods, and are reportedly considering other measures. Any trading conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our costs further, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies, and, individually or in the aggregate, materially and adversely affect our business and result of operations.
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
Backlog as of December 31, 2024 totaled $1.69 billion. Backlog develops as a result of new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period. Backlog is measured and defined differently by companies within our industry. We refer to “Backlog” as the unearned revenue we expect to earn in future periods on our executed contracts. As the construction on our projects progresses, we increase or decrease Backlog to take into account newly signed contracts, revenue earned during the period and our estimates of the effects of changes in estimated quantities, changed conditions, change orders and other variations from previously anticipated contract revenues, including completion penalties and incentives. We cannot guarantee that the revenue projected in our Backlog will be realized, or if realized, will result in earnings.
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
As of December 31, 2024, our aggregate principal amount outstanding under our credit facility (“Credit Facility”) was $317.2 million. The Credit Facility will mature on April 2, 2026. While we currently believe we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of the credit markets or the economy generally.
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
We had approximately $265 million of goodwill and $316 million of intangibles recorded on our Consolidated Balance Sheet at December 31, 2024. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations reduced by any impairments recorded subsequent to the date of acquisition. Intangible assets are recognized as an asset apart from goodwill if they arise from contractual or other legal rights or if they are separable; that is, they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged (whether there is intent to do so). A shortfall in our revenues or net income or changes in various other factors from that expected by securities analysts and investors could significantly reduce the market price of our common stock. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill or intangible assets have been impaired. We perform an annual test of our goodwill and periodic assessments of intangible assets to determine if they have become impaired. On an interim basis, we also review the factors that have or may affect our operations or market capitalization for events that may trigger impairment testing. Write downs of goodwill and intangible assets may be substantial. If we were required to write down all or a significant part of our goodwill and/or intangible assets in future periods, our net earnings and equity could be materially adversely affected.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
In today’s digital age, the security and integrity of our information systems are of paramount importance. As a company, we understand the need to protect the confidentiality, availability and integrity of our systems and data. This disclosure aims to provide an overview of our approach to cybersecurity and the potential risks and threats we face.
We have a cybersecurity program to safeguard our information systems and data, which includes policies, processes and controls designed to protect against cybersecurity threats.
The risks and threats that the Company faces in relation to cybersecurity include external threats such as hacking, malware and phishing attacks, which can compromise the security of our systems and data. Additionally, internal risks, such as employee negligence or malicious activities, can also pose significant cybersecurity threats. We continuously monitor and assess these risks to ensure the effectiveness of our cybersecurity measures. We regularly monitor our IT services to safeguard data and to help improve and stabilize our network and systems. We periodically audit our existing network and systems and make upgrades as needed. In addition to protective systems and measures, we believe that ongoing employee awareness and training play a critical role in data security. Training includes Security Awareness Proficiency Assessment (“SAPA”) in pertinent knowledge areas such as internet use, email security, social media and mobile devices. Our SAPA scores are higher than the construction industry average, which we believe demonstrates our commitment to cybersecurity awareness.
In the event of a cybersecurity incident, the Company has an incident response plan. This plan outlines the steps we take to detect, respond to and recover from such incidents. Our security operations include monitoring conducted by a third-party provider in collaboration with internal teams. The Company has also invested in modern cybersecurity tools to protect and detect the systems and data from attacks and compromises.
Within our organization, we have established a cybersecurity governance structure. This structure includes key individuals on the Company’s disclosure committee responsible for detecting and reporting cybersecurity incidents and events, and our Board of Directors which is responsible for cybersecurity risk oversight, with review of IT governance and data security being the responsibility of the audit committee. Throughout the year, the Board of Directors receives briefings and assessments of the Company’s risks related to IT, data governance, cybersecurity and overall data security. In furtherance of its risk oversight responsibility, the audit committee provides complaint reporting procedures for the confidential, anonymous submissions by employees and others of concerns regarding questionable accounting, auditing and any other matters. These submissions are collected by an independent organization specializing in those services, and are conveyed to the chair of the audit committee and our general counsel and chief compliance officer. Additionally, in 2022, we developed an enhanced Employee Self Service portal, designed to serve as a knowledge base where employees can log in to explore the latest IT solutions, tips and resources in addition to reviewing the status of their service request.
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
We are subject to various legal and regulatory requirements related to cybersecurity. Compliance with these requirements is of utmost importance to management, is a top priority for the Company and is a shared responsibility among all stakeholders. We continue to diligently work to ensure our compliance efforts align with these obligations, and we are committed to ongoing efforts to enhance our cybersecurity measures and stay vigilant against evolving threats.
We are committed to continuously improving our cybersecurity program as we recognize the ever-evolving nature of cybersecurity threats and the need to adapt our measures accordingly. We plan to focus on expanding our cybersecurity leadership, resources and expertise, and enhancing our governance and processes.

We have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition.
Item 2. Properties
We own or lease properties in locations throughout the U.S. to conduct our business. We believe these facilities are adequate to meet our current and near-term requirements. The following list summarizes our principal properties by segment for which they are primarily utilized and our “Corporate” headquarters:

Location	Type of Facility	Interest	Segment(s)
The Woodlands, TX	Administrative	Leased	Corporate
Kennesaw, GA	Administrative and operations	Leased	E-Infrastructure Solutions
Austell, GA	Operations and equipment yard	Owned/Leased	E-Infrastructure Solutions
Flanders, NJ (1)	Administrative, operations and equipment yard	Leased	E-Infrastructure Solutions
Denton, TX	Administrative and operations	Owned	Building Solutions
Draper, UT (1)	Administrative and operations	Leased	All Operating Segments
Phoenix, AZ	Administrative and operations	Leased	Transportation Solutions
Houston, TX	Administrative, operations and equipment yard	Owned	Transportation Solutions
Sparks, NV (1)	Administrative and operations	Owned/Leased	Transportation Solutions
Wylie, TX (1)	Administrative and operations	Leased	Building Solutions

(1) The leased space is owned by and leased from related parties. Refer to Note 20 - Related Party Transactions for additional information.
All of our wholly-owned real property is encumbered, see Note 10 - Debt for further discussion on debt and our Credit Agreement.
Item 3. Legal Proceedings
The Company, including its construction joint ventures and its unconsolidated 50% owned subsidiary, is now and may in the future be involved in legal proceedings that are incidental to the ordinary course of business. The Company reviews current information about these proceedings and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.
In the opinion of management, after consultation with legal counsel, there are currently no threatened or pending legal matters that would reasonably be expected to have a material adverse impact on the Company’s Consolidated Results of Operations, Financial Position or Cash Flows. See Note 12 - Commitments and Contingencies for additional information.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the NASDAQ Global Select Market under the trading symbol “STRL”. On February 24, 2025, there were 615 holders of record of our common stock.
Dividend Policy
We have never paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings and we do not anticipate paying any cash dividends. Additionally, our Credit Agreement restricts the payout of dividends. Whether or not we declare any dividends will be at the discretion of our Board of Directors considering then-existing conditions, including our financial condition and results of operations, capital requirements, bonding prospects, contractual restrictions (including those under our Credit Agreement), business prospects and other factors that our Board of Directors considers relevant.

Issuer Purchases of Equity Securities
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2024 (in thousands, except per share values):

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
October 1 – October 31, 2024	0	$0.00	0	$149,404
November 1 – November 30, 2024	0	0.00	0	$149,404
December 1 – December 31, 2024	117	170.66	117	$129,404
Total	117	$170.66	117

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
The following graph compares the percentage change in the Company’s cumulative total stockholder return on its common stock for the last five years with the Dow Jones US Total Return Index, a broad market index, and a peer group index selected by our management that includes public companies within our industry (the “2024 Peer Group”).
The 2024 Peer Group index replaced the 2023 Peer Group index that was reported in the previous year. The companies in the 2024 Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, management believes the 2024 Peer Group more closely resembles our total business than any individual company in the 2024 Peer Group and more than the 2023 Peer Group as a whole.
The returns are calculated assuming that an investment with a value of $100 was made in the Company’s common stock and in each index on December 31, 2019 and that all dividends were reinvested in additional shares of common stock; however, the Company has paid no dividends during the periods shown. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. Additionally, the stock performance shown on the graph is not intended to be indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Sterling Infrastructure, Inc., the Dow Jones US Total Return Index and the Company's 2024 & 2023 Peer Groups

$1,200
$1,000
$800
$600
$400
$200
Index Value
12/19
12/20
12/21
12/22
12/23
12/24
Period Ending
Sterling Infrastructure, Inc.
Dow Jones US Total Return Index
2024 Peer Group
2023 Peer Group

Copyright© 2025 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.
The table below depicts the five-year performance of $100 invested on December 31, 2019 in stock or index, including reinvestment of dividends.

	December 2019	December 2020	December 2021	December 2022	December 2023	December 2024
Sterling Infrastructure, Inc.	$100.00	$132.17	$186.79	$232.95	$624.50	$1,196.38
Dow Jones US Total Return Index	$100.00	$120.40	$152.31	$122.76	$155.32	$193.29
2024 Peer Group	$100.00	$133.30	$189.26	$157.52	$217.66	$330.54

2023 Peer Group (Replaced by 2024 Peer Group)	$100.00	$126.07	$183.78	$152.13	$223.39	$356.17
The 2024 Peer Group in the graph above is comprised of the following member companies:

Company	Ticker
Ameresco, Inc.	AMRC
Arcosa, Inc.	ACA
Astec Industries, Inc.	ASTE
Chart Industries, Inc.	GTLS
Columbus McKinnon Corporation	CMCO
Comfort Systems USA, Inc.	FIX
Construction Partners, Inc.	ROAD
Dycom Industries, Inc.	DY
Eagle Materials Inc.	EXP
Granite Construction Incorporated	GVA
IES Holdings, Inc.	IESC
MYR Group Inc.	MYRG
Primoris Services Corporation	PRIM
Summit Materials, Inc.	SUM
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
OVERVIEW
General—Sterling operates through a variety of subsidiaries within three segments specializing in E-Infrastructure, Transportation and Building Solutions in the United States, primarily across the Southern, Northeastern, Mid-Atlantic and Rocky Mountain regions and the Pacific Islands. E-Infrastructure Solutions provides advanced, large-scale site development services for manufacturing, data centers, large scale distribution centers, warehousing, power generation and more. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, rail and storm drainage systems. Building Solutions includes residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs, other concrete work, plumbing services, and surveys for new single-family residential builds. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.
SIGNIFICANT TRANSACTIONS
Myers Disposition—On November 30, 2022, we sold the Company’s 50% ownership interest in its partnership with Myers for $18 million in cash. In accordance with the payment terms, the Company received two payments totaling $14 million in the first quarter of 2023, and two additional payments of $2 million each are due by the end of 2025 and 2027, respectively. The disposition is consistent with the Company’s strategic shift to reduce its portfolio of low-bid heavy highway and water containment & treatment projects in order to reduce risk and improve the Company’s margins and to focus on its strategic geographies outside of California. The disposition represented a strategic shift that had a major effect on our operations and consolidated financial results, and accordingly, the historical results of Myers have been presented as discontinued operations in our Consolidated Statements of Operations. Prior to being disclosed as a discontinued operation, the results of Myers were included within our Transportation Solutions segment. The following discussion reflects continuing operations only, unless otherwise indicated. See Note 4 - Dispositions for further discussion.
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
RHB Deconsolidation—Since 2012, the Company has held a 50% ownership interest in Road and Highway Builders, LLC (“RHB”), with Rich Buenting holding the remaining 50% ownership interest. Historically, the Company fully consolidated the entity as a result of its exercise of control of the entity. On December 31, 2024, the parties executed an amendment to the RHB operating agreement to ensure the continuation of this mutually beneficial relationship while addressing the evolving needs and interest of both parties. This amendment modified the way RHB would be dispositioned in the event of the death or disability of Mr. Buenting and provides that in such event, Sterling and Mr. Buenting’s estate must agree on one of four alternatives: (1) continuation of the existing ownership structure, (2) acquisition of Sterling’s 50% interest by Mr. Buenting’s estate at fair market value, (3) acquisition of Mr. Buenting’s 50% interest by Sterling at fair market value or (4) the joint sale of RHB to a third party at fair market value.
Under GAAP, this contractual change requires that Sterling no longer consolidate RHB’s results with its own and use equity method accounting with respect to Sterling’s interest in the entity. Beginning January 1, 2025, the Company will report RHB’s operating income as a single line item (“Other operating income (expense), net”) in the Consolidated Statements of Operations and will report its interest in RHB at December 31, 2024, and thereafter, as a single line item (“Investment in unconsolidated subsidiary”) in the Consolidated Balance Sheets. RHB’s revenue will no longer be included in Sterling’s consolidated revenue in 2025 and Sterling’s consolidated backlog figures as of December 31, 2024 do not include RHB’s backlog.
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
E-Infrastructure Solutions—Our E-Infrastructure Solutions business is driven by our customers’ investments in the development of data centers, advanced manufacturing centers, e-commerce distribution centers and warehouses. We foresee significant growth opportunities tied to the implementation of multi-year capital deployment plans by data center customers, including hyperscalers, colocation providers and others. These investments are driven by the need to support the increasing use of cloud computing applications, increasing adoption and complexity of artificial intelligence applications and digital transformation across industries. Additionally, we continue to see significant opportunity related to the construction of manufacturing capacity in the U.S., including semiconductor fabrication. Following a decline in activity that began in 2023, awards in the e-commerce distribution sector began to strengthen in late 2024. Similarly, small warehouse activity, which began to decline in 2023 and remained soft in 2024, is beginning to exhibit signs of recovery.
Transportation Solutions—Our Transportation Solutions business is primarily driven by federal, state and municipal funding. Federal funds, on average, provide 50% of annual State Department of Transportation capital outlays for highway and bridge projects. We benefit from a number of federal, state and local infrastructure investment programs. At the state and local level, the November 2020 elections saw strong support for transportation initiatives with the passage of many ballot measures that secured, and in some cases increased, funding. At the Federal level, the Infrastructure Investments and Jobs Act (“IIJA”), which establishes funding for the 2022 through 2026 time period, drove significant increases in transportation funding relative to the previous five-year law. The IIJA includes approximately $643 billion in funding for transportation programs ($432 billion for highways, $109 billion for transportation and $102 billion for rail), of which $284 billion is an increase over historic investment levels that will fund new transportation infrastructure. The IIJA also includes $25 billion of funding for airport modernization As a result of the IIJA, we saw an increase in bid activity and project awards which started in the third quarter of 2022 and continued through 2023 and 2024. We expect that the combination of strong state and federal funding will allow the transportation market to remain elevated relative to historical levels in 2025 and 2026.
Building Solutions—Our Building Solutions segment is comprised of our residential and commercial businesses. The segment is driven by new home starts in Dallas-Fort Worth, the segments largest market, and continued expansion in the Houston and Phoenix markets. Building Solutions' core customer base includes top national, regional and custom home builders in our areas. In 2022, the residential market experienced significant price volatility and availability for key materials, including concrete, steel and lumber, as well as increases in subcontractor labor costs and decreased labor availability. The Company negotiated with customers to successfully recoup the increases in material and labor costs through price increases. We saw strong, consistent recovery in residential activity through 2023 and experienced volume growth across each geography. While this strength continued into early 2024, in the second quarter of 2024 the combined impact of interest rate uncertainty, affordability challenges, and developed land availability drove a decline in the market which continued through the remainder of the year. We believe the dynamics in our markets, including population growth and structural housing shortages, support a return to growth over a multi-year time period.
BACKLOG
Our remaining performance obligations on our projects, as defined in ASC 606, do not differ from what we refer to as “Backlog.” Our Backlog represents the amount of revenues we expect to recognize in the future from our contract commitments on projects. The contracts in Backlog are typically completed in 6 to 36 months. Our unsigned awards (“Unsigned Awards”) are excluded from Backlog until the contract is executed by our customer. We refer to the combination of our Backlog and Unsigned Awards as “Combined Backlog.” Our book-to-burn ratio is determined by taking our additions to Backlog and dividing it by revenue for the applicable period. This metric allows management to monitor the Company’s business development efforts to ensure we grow our Backlog and our business over time, and management believes that this measure is useful to investors for the same reason. As noted above, due to the deconsolidation of RHB, Sterling’s consolidated backlog figures as of December 31, 2024 do not include RHB’s backlog.
At December 31, 2024, our Backlog was $1.69 billion, as compared to $2.07 billion at December 31, 2023. Excluding RHB, the book-to-burn ratio was 1.02 for the year ended December 31, 2024. The Company’s margin in Backlog has increased to 16.7% at December 31, 2024 from 15.2% at December 31, 2023, driven by a greater mix of E-Infrastructure Solutions backlog. Backlog includes $73.6 million and $112.4 million attributable to our share of estimated revenues related to joint ventures where we are a noncontrolling joint venture partner at December 31, 2024 and 2023, respectively. We anticipate that approximately 74% of our Backlog will be recognized as revenues during 2025, with substantially all remaining recognized in the twelve months following.

Unsigned Awards were $137.9 million at December 31, 2024 and $303.2 million at December 31, 2023. Combined Backlog totaled $1.83 billion at December 31, 2024 and $2.37 billion at December 31, 2023. Excluding RHB, the book-to-burn ratio was 1.01 for the year ended December 31, 2024.
Backlog and gross margin:

(In thousands)	Backlog	Gross Margin in Backlog
Fourth quarter of 2024 (1)	$1,693,223	16.7%
Third quarter of 2024	$2,055,081	16.8%
Second quarter of 2024	$2,098,781	16.0%
First quarter of 2024	$2,352,126	15.6%
Fourth quarter of 2023	$2,067,016	15.2%
(1)    The decrease in backlog in the fourth quarter of 2024 is due to the deconsolidation of our 50% owned subsidiary RHB as of December 31, 2024. RHB’s 2024 year end backlog of $491.3 million is not included in the Company’s consolidated backlog at December 31, 2024.
A detailed discussion of our financial and operating results for the years ended December 31, 2024 and 2023 is presented in the following sections. Discussions of year-over-year comparisons for 2023 and 2022 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2023.
RESULTS OF OPERATIONS
Consolidated Results
The financial highlights for 2024 as compared to 2023 are as follows:

	Years Ended December 31,
(In thousands)	2024	2023
Revenues	$2,115,756	$1,972,229
Gross profit	426,123	337,638
General and administrative expenses	(118,424)	(98,703)
Intangible asset amortization	(17,037)	(15,226)
Acquisition related costs	(421)	(873)
Other operating expense, net	(25,619)	(17,041)
Operating income	264,622	205,795
Interest, net	2,367	(15,180)
Gain on deconsolidation of subsidiary, net	91,289	—
Income before income taxes and noncontrolling interests	358,278	190,615
Income tax expense	(87,360)	(47,770)
Less: Net income attributable to noncontrolling interests	(13,457)	(4,190)
Net income from Continuing Operations	$257,461	$138,655

Gross margin	20.1%	17.1%
Revenues—Revenues were $2.12 billion for 2024, an increase of $143.5 million, or 7.3%, compared to the prior year. The increase was driven by a $152.8 million increase in Transportation Solutions and a $4.5 million increase in Building Solutions partly offset by a $13.7 million decrease in E-Infrastructure Solutions.
Gross profit and margin—Gross profit was $426.1 million for 2024, an increase of $88.5 million, or 26.2%, compared to the prior year. The Company’s gross margin as a percentage of revenue increased to 20.1% in 2024, as compared to 17.1% in the prior year. The increases were driven by the aforementioned higher volume, an improved project margin mix in the E-Infrastructure Solutions and Transportation Solutions segments and the inclusion of the Texas plumbing business acquired in late 2023.
The number of contracts in progress that were not substantially complete totaled approximately 180 and 230 December 31, 2024 and 2023, respectively. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percentage of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and depending upon the stage of completion of contracts.
General and administrative expenses—General and administrative expenses were $118.4 million, or 5.6% of revenue, for 2024, compared to $98.7 million, or 5.0% of revenue, in the prior year. The increase reflects incremental G&A from the Texas plumbing business acquired in late 2023, growth and inflation.
Other operating expense, net—Other operating expense, net, includes 50% of earnings and losses related to members’ interest of our formerly consolidated 50% owned RHB subsidiary, earn-out and other miscellaneous operating income or expense. Members’ interest earnings are treated as an expense and increase the liability account. The change in other operating expense, net, was an increase of $8.6 million during 2024 compared to the prior year. Members’ interest earnings increased by $3.2 million during 2024 to $20.9 million from $17.7 million in the prior year, and earn-out expense increased by $5.4 million during 2024 to $4.8 million compared to income of $0.7 million in the prior year.
Interest, net—Combined interest expense and income was net income of $2.4 million in 2024, compared to net expense of $15.2 million in the prior year. The decrease in net expense was driven by higher interest income due to increased interest rates in 2024 on our growing cash balance.
Gain on deconsolidation of subsidiary, net—As a result of the RHB deconsolidation, the Company recognized a $91.3 million non-cash net gain on the transaction in accordance with GAAP, which requires the Company’s 50% retained interest in RHB to be measured and recorded at fair value on December 31, 2024. See Note 6 - 50% Owned Subsidiary for more information.
Income taxes—The effective income tax rate was 24.4% in 2024 and 25.1% in the prior year. The rate varied from the statutory rate primarily as a result of state income taxes, non-deductible compensation, gain on the deconsolidation of subsidiary and other permanent differences. In 2024 and 2023, the Company’s non-deductible compensation was offset by increased tax deductions related to stock compensation. See Note 13 - Income Taxes for more information.
Segment Results
The Company’s operations consist of three reportable segments: E-Infrastructure Solutions, Transportation Solutions and Building Solutions. We incur certain expenses at the corporate level that relate to our business as a whole. A portion of these expenses are allocated to our business segments by various methods, but primarily on the basis of usage. The balance of the corporate level expenses are reported in the “Corporate G&A Expense” line, which is primarily comprised of corporate headquarters facility expense, the cost of the executive management team and other expenses pertaining to certain centralized functions that benefit the entire Company, but are not directly attributable to any specific business segment, such as corporate human resources, legal, governance, compliance and finance functions.

	Years Ended December 31,
(In thousands)	2024	% of Revenues	2023	% of Revenues
Revenues
E-Infrastructure Solutions	$923,728	44%	$937,408	48%
Transportation Solutions	783,659	37%	630,908	32%
Building Solutions	408,369	19%	403,913	20%
Total Revenues	$2,115,756		$1,972,229

Operating Income
E-Infrastructure Solutions	$203,359	22.0%	$140,997	15.0%
Transportation Solutions	50,869	6.5%	41,911	6.6%
Building Solutions	49,083	12.0%	46,193	11.4%
Segment Operating Income	303,311	14.3%	229,101	11.6%
Corporate General and Administrative Expense	(38,268)		(22,433)
Acquisition Related Costs	(421)		(873)
Total Operating Income	$264,622	12.5%	$205,795	10.4%

E-Infrastructure Solutions
Revenues—Revenues were $923.7 million for 2024, a decrease of $13.7 million, or 1.5%, compared to the prior year. The decrease was primarily driven by the timing of advanced manufacturing projects, lower volume from warehouses and other small projects, partly offset by higher volume from data centers.
Operating income—Operating income was $203.4 million, or 22.0% of revenue, for 2024, an increase of $62.4 million compared to $141.0 million, or 15.0% of revenue, in the prior year. The increases in operating income and margin were driven by a mix shift toward large mission-critical projects, partly offset by lower volume from warehouses and other small commercial projects and by the timing of advanced manufacturing projects.
Transportation Solutions
Revenues—Revenues were $783.7 million for 2024, an increase of $152.8 million, or 24.2%, compared to the prior year. The increase was driven by higher heavy highway, aviation and other non-highway services revenue.
Operating income—Operating income was $50.9 million, or 6.5% of revenue, for 2024, an increase of $9.0 million compared to $41.9 million, or 6.6% of revenue, in the prior year. The increase in operating income was driven by the aforementioned higher revenue.
Building Solutions
Revenues—Revenues were $408.4 million for 2024, an increase of $4.5 million, or 1.1%, compared to the prior year. The increase was primarily driven by the inclusion of $61.1 million of revenue from the Texas plumbing business acquired in late 2023 and an increase in residential slabs completed in the Arizona market compared to 2023, partly offset by fewer residential slabs completed in the Texas markets compared to 2023.
Operating income—Operating income was $49.1 million, or 12.0% of revenue, for 2024, an increase of $2.9 million compared to $46.2 million, or 11.4% of revenue, in the prior year. The increases in operating income and margin were driven by the inclusion of the Texas plumbing business and a mix shift towards residential, which has higher margins than commercial.
LIQUIDITY AND SOURCES OF CAPITAL
Cash and Cash Equivalents—Total cash and cash equivalents at December 31, 2024 and 2023 were $664.2 million and $471.6 million, respectively, and included the following components:

	As of December 31,
(In thousands)	2024	2023
Generally available	$566,399	$362,884
50% owned subsidiary (1)	—	72,007
Construction joint ventures	97,796	36,672
Cash and cash equivalents	$664,195	$471,563
(1)    The decrease in 50% owned subsidiary cash and cash equivalents as of December 31, 2024 is due to the deconsolidation of our 50% owned subsidiary RHB. RHB’s cash balance at December 31, 2024 of $103.8 million, is not included in the Company’s Consolidated Balance Sheet as of December 31, 2024.
The following table presents consolidated information about our cash flows:

	Years Ended December 31,
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$497,104	$478,584
Investing activities	(185,849)	(87,752)
Financing activities	(118,623)	(104,534)
Net change in cash and cash equivalents	$192,632	$286,298
Operating Activities—During 2024, net cash provided by operating activities was $497.1 million compared to net cash provided by operating activities of $478.6 million in the prior year. The improvement in cash flows provided by operating activities was primarily driven by higher net income and net improvements in our accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below.
Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in components of Contract Capital during the years ended December 31, 2024 and 2023 were as follows:

	Years Ended December 31,
(In thousands)	2024	2023
Contracts in progress, net	$194,306	$226,066
Accounts receivable	(6,888)	12,805
Receivables from and equity in construction joint ventures	7,428	(3,384)
Accounts payable	(9,336)	10,307
Change in Contract Capital, net	$185,510	$245,794
During 2024, the change in Contract Capital was $185.5 million. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.
Investing Activities—During 2024, net cash used in investing activities was $185.8 million, compared to net cash used of $87.8 million in the prior year. In 2024, the amount of net cash used in investing activities was primarily driven by $103.8 million of cash removed from the Company’s Consolidated Balance Sheet due to the deconsolidation of RHB and $81.0 million for purchases of capital equipment. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment.
Financing Activities—During 2024, net cash used in financing activities was $118.6 million compared to net cash used of $104.5 million in the prior year. In 2024, the amount of net cash used in financing activities was primarily driven by $70.6 million for the repurchase of common stock, $26.3 million of repayments on the Term Loan Facility and $21.5 million for withholding taxes paid on the net share settlement of vested equity awards.
Discontinued Operations—Cash flows from discontinued operations are disclosed below and in Note 4 - Dispositions, rather than separately presented in the statement of cash flows. The year ended December 31, 2022 represents the period ending November 30, 2022, the date of disposition.

(In thousands)	Year Ended December 31, 2022
Net cash used in:
Operating activities of Discontinued Operations	$(7,334)
Investing activities of Discontinued Operations	(723)
Financing activities of Discontinued Operations	(81)
Net change in cash, cash equivalents and restricted cash of Discontinued Operations	$(8,138)
Credit Facilities, Debt and Other Capital
General—In addition to our available cash, cash equivalents and cash provided by operations, from time to time we use borrowings to finance acquisitions, our capital expenditures and working capital needs.
Credit Facility—Our amended Credit Agreement provides the Company with senior secured debt financing consisting of the following (collectively, the “Credit Facility”): (i) a senior secured first lien term loan facility (the “Term Loan Facility”) in the aggregate principal amount of $350 million and (ii) a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $75 million (with a $75 million limit for the issuance of letters of credit and a $15 million sublimit for swing line loans). At December 31, 2024, we had $317.2 million of outstanding borrowings under the Term Loan Facility and no outstanding borrowings under the Revolving Credit Facility. The obligations under the Credit Facility are secured by substantially all assets of the Company and the subsidiary guarantors, subject to certain permitted liens and interests of other parties. The Credit Facility will mature on April 2, 2026.
Compliance and Other—The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict our ability and the ability of our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain certain financial covenants. See Note 10 - Debt for further discussion of these financial covenants. As of December 31, 2024, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Consolidated Balance Sheets. Based upon the current market rates for debt with similar credit risk and maturities, at December 31, 2024 the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR plus an applicable margin.
Borrowings—Based on our average borrowings for 2024 and our 2025 forecasted cash needs, we continue to believe that the Company has sufficient liquid financial resources to fund our requirements for the next year of operations. Furthermore, the Company is continually assessing ways to increase revenues and reduce costs to improve liquidity. However, in the event of a substantial cash constraint, and if we were unable to secure adequate debt financing, our liquidity could be materially and adversely affected.
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
Capital Strategy—The Company will continue to explore additional revenue growth and capital alternatives to improve leverage and strengthen its financial position in order to take advantage of trends in the civil infrastructure and E-infrastructure markets. The Company expects to pursue strategic uses of its cash, such as investing in projects or businesses that meet its gross margin and overall profitability targets, managing its debt balances and repurchasing shares of its common stock.
Material Cash Requirements
The following table sets forth our material cash requirements from contractual obligations at December 31, 2024:

	Payments due by period
(In thousands)	Total	<1 Year	1 - 3 Years	4 – 5 Years	>5 Years
Credit Facility	$317,188	$26,250	$290,938	$—	$—
Credit Facility interest	25,638	19,507	6,131	—	—
Other notes payable (inclusive of outstanding interest)	554	174	290	90	—
Total	$343,380	$45,931	$297,359	$90	$—
Capital Expenditures—Capital equipment is acquired as needed by increased levels of production and to replace retiring equipment. Capital expenditures, net of disposals, incurred in 2024 were $70.8 million. Management expects net capital expenditures in 2025 to be in the range of $70 to $80 million; however, the award of a project requiring significant purchases of equipment or other factors could result in increased expenditures.
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
•determining the value of retained interest after the deconsolidation of a subsidiary;
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
Deconsolidation of a subsidiary—As a result of the RHB deconsolidation, the Company’s 50% retained interest in RHB was required to be measured and recorded at fair value on December 31, 2024 under U.S. GAAP. The fair value measurement utilizes level 3 inputs, which includes unobservable data, to measure the fair value of the retained non-controlling interests. The fair value determination was based on a combination of multiple valuation methods, which included the income-based and market-based valuation methods noted above. See Note 6 - 50% Owned Subsidiary for further discussion.
Goodwill—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment or when other actions require an impairment assessment. The Company performs the annual impairment assessment for its reporting units during the fourth quarter of each year based on balances as of October 1. During the fourth quarter of 2024, 2023 and 2022, the Company performed a qualitative assessment of goodwill, and based on this assessment, no indicators of impairment were present. Factors considered include macroeconomic, industry and competitive conditions, financial performance and reporting unit specific events. These are discussed in a number of places including Item 1A “Risk Factors.” Our annual assessments indicated there was no impairment of goodwill during the years ended December 31, 2024, 2023 and 2022.
Long-lived Assets—Long-lived assets, which include property, equipment and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to their respective carrying amounts to determine if an impairment exists. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on operating results and financial position. For the years ended December 31, 2024, 2023 and 2022, there were no events or changes in circumstances that would indicate a material impairment of our long-lived assets.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan facility (collectively, the “Credit Facility”) and our cash and cash equivalents balance. Our indebtedness as of December 31, 2024 included $317.2 million of variable rate debt under our Credit Facility. At December 31, 2024 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $3.2 million per year. As of December 31, 2024, we held cash and cash equivalents of $664.2 million. At December 31, 2024 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest income by approximately $6.6 million per year.
Other
Fair Value—The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. Based upon the current market rates for debt with similar credit risk and maturities, at December 31, 2024, the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR plus an applicable margin.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Sterling Infrastructure, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sterling Infrastructure, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2025 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Revenue recognition over time
As described further in Note 2 to the consolidated financial statements, revenues derived from certain contracts in the Transportation Solutions, E-infrastructure Solutions, and Building Solutions segments are recognized as the performance obligations are satisfied over time. The Company uses a ratio of project costs incurred to estimated total costs for each contract to recognize revenue. Under the cost-to-cost measure, the determination of progress towards completion requires management to prepare estimates of the costs to complete. We identified revenue recognized over time to be a critical audit matter.
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
February 26, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Sterling Infrastructure, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sterling Infrastructure Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 26, 2025 expressed an unqualified opinion on those financial statements.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Alpha Boring and Tunneling, LLC (“Alpha Boring”) and Dowdy Land Surveyors, LLC and Dowdy Land Surveyors, Inc. (collectively “Dowdy”) whose financial statements, in the aggregate, reflect total assets and revenues constituting 1% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. As indicated in Management’s Report, Alpha Boring and Dowdy were acquired during 2024. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Alpha Boring and Dowdy.
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
February 26, 2025

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Continuing Operations:
Revenues	$2,115,756	$1,972,229	$1,769,436
Cost of revenues	(1,689,633)	(1,634,591)	(1,494,869)
Gross profit	426,123	337,638	274,567
General and administrative expense	(118,424)	(98,703)	(86,480)
Intangible asset amortization	(17,037)	(15,226)	(14,100)
Acquisition related costs	(421)	(873)	(827)
Other operating expense, net	(25,619)	(17,041)	(13,290)
Operating income	264,622	205,795	159,870
Interest income	27,622	14,140	885
Interest expense	(25,255)	(29,320)	(20,591)
Gain on deconsolidation of subsidiary, net (Note 6)	91,289	—	—
Income before income taxes	358,278	190,615	140,164
Income tax expense	(87,360)	(47,770)	(41,707)
Net income, including noncontrolling interests	270,918	142,845	98,457
Less: Net income attributable to noncontrolling interests	(13,457)	(4,190)	(1,740)
Net income from Continuing Operations	$257,461	$138,655	$96,717

Discontinued Operations (Note 4):
Pretax loss	$—	$—	$(4,848)
Pretax gain on disposition	—	—	16,687
Income tax expense	—	—	(2,095)
Net income from Discontinued Operations	$—	$—	$9,744

Net income attributable to Sterling common stockholders	$257,461	$138,655	$106,461

Net income per share from Continuing Operations:
Basic	$8.35	$4.51	$3.20
Diluted	$8.27	$4.44	$3.16

Net income per share from Discontinued Operations:
Basic	$—	$—	$0.32
Diluted	$—	$—	$0.32

Net income per share attributable to Sterling common stockholders:
Basic	$8.35	$4.51	$3.53
Diluted	$8.27	$4.44	$3.48

Weighted average common shares outstanding:
Basic	30,830	30,755	30,199
Diluted	31,146	31,208	30,564
The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Net income from Continuing Operations, including noncontrolling interests	$270,918	$142,845	$98,457
Net income from Discontinued Operations	—	—	9,744
Net income, including noncontrolling interests	270,918	142,845	108,201
Other comprehensive income, net of tax
Change in interest rate swap, net of tax (Note 14)	—	—	1,723
Total comprehensive income	270,918	142,845	109,924
Less: Comprehensive income attributable to noncontrolling interests	(13,457)	(4,190)	(1,740)
Comprehensive income attributable to Sterling common stockholders	$257,461	$138,655	$108,184

The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents ($97,796 and $24,325 related to variable interest entities (“VIEs”))	$664,195	$471,563
Accounts receivable ($17,851 and $1,771 related to VIEs)	247,050	252,435
Contract assets	55,387	88,600
Receivables from and equity in construction joint ventures	5,811	17,506
Receivable from affiliate (Note 20)	32,054	—
Other current assets	17,383	17,875
Total current assets	1,021,880	847,979
Property and equipment, net	236,795	243,648
Investment in unconsolidated subsidiary	107,400	—
Operating lease right-of-use assets, net	52,668	57,235
Goodwill	264,597	281,117
Other intangibles, net	316,390	328,397
Other non-current assets, net	17,044	18,808
Total assets	$2,016,774	$1,777,184

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($23,964 and $2,973 related to VIEs)	$130,420	$145,968
Contract liabilities ($51,660 and $15,741 related to VIEs)	508,846	444,160
Current maturities of long-term debt	26,423	26,520
Current portion of long-term lease obligations	20,498	19,641
Accrued compensation	36,774	27,758
Other current liabilities	18,997	14,121
Total current liabilities	741,958	678,168
Long-term debt	289,898	314,996
Long-term lease obligations	32,455	37,722
Members’ interest subject to mandatory redemption and undistributed earnings	—	29,108
Deferred tax liability, net	109,360	76,764
Other long-term liabilities	16,625	16,573
Total liabilities	1,190,296	1,153,331
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, par value $0.01 per share; 58,000 shares authorized, 31,170 and 30,926 shares issued and 30,669 and 30,926 shares outstanding	312	309
Additional paid in capital	288,395	293,570
Treasury stock, at cost: 501 and 0 shares	(63,121)	—
Retained earnings	582,495	325,034
Total Sterling stockholders’ equity	808,081	618,913
Noncontrolling interests	18,397	4,940
Total stockholders’ equity	826,478	623,853
Total liabilities and stockholders’ equity	$2,016,774	$1,777,184
The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$270,918	$142,845	$108,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,410	57,403	52,066
Amortization of debt issuance costs and non-cash interest	1,146	1,727	2,136
Gain on disposal of property and equipment	(3,473)	(5,286)	(2,637)
Gain on deconsolidation of subsidiary, net	(91,289)	—	—
Gain on debt extinguishment, net	—	—	(2,428)
Gain on disposition of Myers	—	—	(16,687)
Deferred taxes	32,573	14,746	36,492
Stock-based compensation	19,003	14,622	12,726
Change in fair value of interest rate swap	—	—	(203)
Changes in operating assets and liabilities (Note 18)	199,816	252,527	29,450
Net cash provided by operating activities	497,104	478,584	219,116
Cash flows from investing activities:
Acquisitions, net of cash acquired	(11,223)	(51,177)	(18,004)
Disposition, net of cash disposed	—	14,000	(15,789)
Deconsolidation, net of cash	(103,829)	—	—
Capital expenditures	(80,954)	(64,379)	(60,909)
Proceeds from sale of property and equipment	10,157	13,804	4,947
Net cash used in investing activities	(185,849)	(87,752)	(89,755)
Cash flows from financing activities:
Cash received from credit facility	—	2,562	—
Repayments of debt	(26,539)	(93,491)	(23,373)
Repurchase of common stock	(70,596)	—	—
Distributions to noncontrolling interest owners	—	(2,450)	—
Withholding taxes paid on net share settlement of equity awards	(21,452)	(9,567)	(9,416)
Debt issuance costs	—	(1,572)	—
Other	(36)	(16)	—
Net cash used in financing activities	(118,623)	(104,534)	(32,789)
Net change in cash, cash equivalents, and restricted cash	192,632	286,298	96,572
Cash, cash equivalents and restricted cash at beginning of period	471,563	185,265	88,693
Cash, cash equivalents and restricted cash at end of period	664,195	471,563	185,265
Less: restricted cash - Continuing Operations	—	—	(3,721)
Cash and cash equivalents at end of period - Continuing Operations	$664,195	$471,563	$181,544

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$23,383	$27,011	$19,322
Cash paid during the period for income taxes	$53,072	$36,906	$5,602
Non-cash items:
Share consideration given for acquisitions	$1,000	$—	$4,851
Deferred payments from buyer of Myers	$—	$—	$18,000
Capital expenditures	$1,868	$12,506	$1,925
The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	STERLING INFRASTRUCTURE, INC. STOCKHOLDERS
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	29,838	$298	$280,274	—	$—	$79,918	$(1,723)	$358,767	$1,460	$360,227
Net income	—	—	—	—	—	106,461	—	106,461	1,740	108,201
Change in interest rate swap	—	—	—	—	—	—	1,723	1,723	—	1,723
Stock-based compensation	—	—	11,526	—	—	—	—	11,526	—	11,526
Stock issued for CCS acquisition	157	2	4,849	—	—	—	—	4,851	—	4,851
Issuance of stock	920	9	678	—	—	—	—	687	—	687
Shares withheld for taxes	(330)	(3)	(9,413)	—	—	—	—	(9,416)	—	(9,416)
Balance at December 31, 2022	30,585	$306	$287,914	—	$—	$186,379	$—	$474,599	$3,200	$477,799
Net income	—	—	—	—	—	138,655	—	138,655	4,190	142,845
Stock-based compensation	—	—	14,332	—	—	—	—	14,332	—	14,332
Distributions to owners	—	—	—	—	—	—	—	—	(2,450)	(2,450)
Issuance of stock	515	3	907	—	—	—	—	910	—	910
Shares withheld for taxes	(174)	—	(9,567)	—	—	—	—	(9,567)	—	(9,567)
Other	—	—	(16)	—	—	—	—	(16)	—	(16)
Balance at December 31, 2023	30,926	$309	$293,570	—	$—	$325,034	$—	$618,913	$4,940	$623,853
Net income	—	—	—	—	—	257,461	—	257,461	13,457	270,918
Stock-based compensation	—	—	21,328	—	—	—	—	21,328	—	21,328
Repurchase of common stock	(604)	—	—	604	(70,596)	—	—	(70,596)	—	(70,596)
Issuance of stock	522	3	(13,452)	(154)	15,912	—	—	2,463	—	2,463
Shares withheld for taxes	(175)	—	(13,015)	51	(8,437)	—	—	(21,452)	—	(21,452)
Other	—	—	(36)	—	—	—	—	(36)	—	(36)
Balance at December 31, 2024	30,669	$312	$288,395	501	$(63,121)	$582,495	$—	$808,081	$18,397	$826,478
The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
($ and share values in thousands, except per share data)

1.	NATURE OF OPERATIONS
Business Summary
Sterling Infrastructure, Inc., (“Sterling,” “the Company,” “we,” “our” or “us”), a Delaware corporation, operates through a variety of subsidiaries within three segments specializing in E-Infrastructure, Transportation and Building Solutions in the United States, primarily across the Southern, Northeastern, Mid-Atlantic and Rocky Mountain regions and the Pacific Islands. E-Infrastructure Solutions provides advanced, large-scale site development services for manufacturing, data centers, large scale distribution centers, warehousing, power generation and more. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, rail and storm drainage systems. Building Solutions includes residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs, other concrete work, plumbing services, and surveys for new single-family residential builds. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.
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
Basis of Presentation
Presentation Basis—The accompanying Consolidated Financial Statements are presented in accordance with accounting policies generally accepted in the United States (“GAAP”) and reflect all wholly owned subsidiaries and those entities the Company is required to consolidate. See the “50% Owned Subsidiary” and “Construction Joint Ventures” sections of this Note for further discussion of the Company’s consolidation policy for those entities that are not wholly owned. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Values presented within tables (excluding per share data) are in thousands. Reclassifications have been made to historical financial data in the Consolidated Financial Statements to conform to the current year presentation.
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
Accounts Receivable—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Receivables are written off based on the individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At December 31, 2024 and 2023, our allowance for our estimate of expected credit losses was zero.
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
Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. At December 31, 2024 and 2023, contract assets included $38,111 and $56,855 of retainage, respectively, and contract liabilities included $91,917 and $86,895 of retainage, respectively. Retainage on active contracts is classified as current regardless of the term of the contract and is generally collected within one year of the completion of a contract. We anticipate collecting approximately 70% of our December 31, 2024 retainage in 2025. These assets and liabilities are reported on the Consolidated Balance Sheet within “Contract assets” and “Contract liabilities” on a contract-by-contract basis at the end of each reporting period.
Contract assets decreased by $33,213 compared to December 31, 2023, primarily due to lower unbilled revenue and a decrease in retainage. Contract liabilities increased by $64,686 compared to December 31, 2023, due to the timing of advance billings and work progression, partly offset by an increase in retainage. Revenue recognized for the year ended December 31, 2024 that was included in the contract liability balance on December 31, 2023 was $357,581. Revenue recognized for the year ended December 31, 2023 that was included in the contract liability balance at December 31, 2022 was $194,132.
50% Owned Subsidiary—Since 2012, the Company has held a 50% ownership interest in Road and Highway Builders, LLC (“RHB”), with Rich Buenting holding the remaining 50% ownership interest. Historically, the Company fully consolidated the entity as a result of its exercise of control of the entity. On December 31, 2024, the parties executed an amendment to the RHB operating agreement to ensure the continuation of this mutually beneficial relationship while addressing the evolving needs and interest of both parties. This amendment modified the way RHB would be dispositioned in the event of the death or disability of Mr. Buenting and provides that in such event, Sterling and Mr. Buenting’s estate must agree on one of four alternatives: (1) continuation of the existing ownership structure, (2) acquisition of Sterling’s 50% interest by Mr. Buenting’s estate at fair market value; (3) acquisition of Mr. Buenting’s 50% interest by Sterling at fair market value; or (4) the joint sale of RHB to a third party at fair market value.
Under GAAP, this contractual change requires that Sterling no longer consolidate RHB’s results with its own and use equity method accounting with respect to Sterling’s interest in the entity. Beginning January 1, 2025, the Company will report RHB’s operating income as a single line item (“Other operating income (expense), net”) in the Consolidated Statements of Operations and will report its interest in RHB at December 31, 2024, and thereafter, as a single line item (“Investment in unconsolidated subsidiary”) in the Consolidated Balance Sheets. RHB’s revenue will no longer be included in Sterling’s consolidated revenue in 2025 and Sterling’s consolidated remaining performance obligations (“RPOs”) as of December 31, 2024 do not include RHB’s RPOs.
Prior to the contractual change, the subsidiary had a mandatory redemption provision which, under circumstances outlined in the previous operating agreement, was certain to occur and obligated the Company to purchase the partner’s remaining 50% interests for $20,000. This amount, along with any undistributed earnings, were included in “Members’ interest subject to mandatory redemption and undistributed earnings” within the Consolidated Balance Sheets as a liability. Upon the contractual change, we derecognized the liability and recognized our retained equity method interest in RHB at fair value, resulting in a net gain to the Company on December 31, 2024. See Note 6 - 50% Owned Subsidiary for more information.
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

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash, Cash Equivalents and Restricted Cash—Our cash and cash equivalents are comprised of highly liquid investments with maturities of three months or less. The Company maintains its cash and cash equivalents at major financial institutions. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (“FDIC”) insurance coverage. The Company periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is minimal. Restricted cash of zero is included in “Other current assets” on the Consolidated Balance Sheets at December 31, 2024 and 2023. Restricted cash primarily represents cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements.
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
Federal and State Income Taxes—We determine deferred income tax assets and liabilities using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realized. We recognize the financial statement benefit of a tax position only after determining the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As a result of the Company’s analysis, management has determined the Company has an Uncertain Tax Position (“UTP”) liability of $6,733 and an additional liability related to the UTP for penalties of $1,346 and interest of $1,109 at December 31, 2024. The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense and penalties as administrative expense. Refer to Note 13 - Income Taxes for further information regarding our federal and state income taxes.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures” which requires companies to disclose significant segment expense categories and amounts for each reportable segment. A significant segment expense is an expense that is significant to the segment, regularly provided to or easily computed from information regularly provided to the Chief Operating Decision Maker (“CODM”), and included in the reported measure of segment profit or loss. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. This ASU affects financial statement disclosure only, and its adoption in the fourth quarter of 2024 did not impact our results of operations or financial position. See Note 21 - Segment Information for further discussion.
New Accounting Pronouncements
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
In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses” which requires companies to disclose disaggregated information for prescribed expense categories within relevant income statement expense line items. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting the standard and plans to adopt the provisions of ASU 2024-03 in fiscal year 2027. This ASU affects financial statement disclosure only, and its adoption will not affect our results of operations or financial position.

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
Purchase Price Allocation—The aggregate purchase price noted above was allocated to the assets and liabilities acquired based upon their estimated fair values at the acquisition closing date, which were based, in part, upon an external appraisal and valuation of certain assets, including specifically identified intangible assets. The excess of the fair value of consideration over the estimated fair value of the net tangible and identifiable intangible assets acquired totaling $18,671 was recorded as goodwill. This goodwill represents the value of expected future earnings and cash flows, as well as the synergies created by the integration of the new business within our organization, including cross-selling opportunities to help strengthen our existing

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service offerings and expand our market position. The goodwill and intangibles related to the acquisition are not expected to be deductible for tax purposes.
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
During the year ended December 31, 2024, the total consideration and purchase price allocation changed by $38, primarily due to the finalization of the working capital adjustment.
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
Supplemental Pro Forma Information (Unaudited)—The following unaudited pro forma combined financial information (“the pro forma financial information”) gives effect to the PPG Acquisition, accounted for as a business combination using the acquisition method of accounting. The pro forma financial information reflects the PPG Acquisition and related events as if they occurred at the beginning of the period and includes adjustments to (1) include additional intangible asset amortization associated with the PPG Acquisition, (2) include additional depreciation, G&A and tax expense, and (3) include the pro forma results of PPG for the year ended December 31, 2023. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the PPG Acquisition.

Year Ended December 31, 2023
Pro forma revenue	$2,033,081
Pro forma net income from Continuing Operations	$149,036
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

Year Ended December 31, 2022
Revenues	$196,134
Cost of revenues	(192,886)
Gross profit	3,248
General and administrative expense	(13,751)
Other operating income (expense), net	3,158
Operating (loss) income	(7,345)
Net interest income (expense)	69
Gain on extinguishment of debt	2,428
Pretax loss	(4,848)
Pretax gain on disposition	16,687
Total pretax income from Discontinued Operations	11,839
Income tax expense	(2,095)
Net income from Discontinued Operations	$9,744
The following table presents the cash flows from discontinued operations. The year ended December 31, 2022 represents the period ending November 30, 2022, the date of disposition.

Year Ended December 31, 2022
Net cash provided by (used in):
Operating activities of Discontinued Operations	$(7,334)
Investing activities of Discontinued Operations	(723)
Financing activities of Discontinued Operations	(81)
Net change in cash, cash equivalents, and restricted cash of Discontinued Operations	$(8,138)

5.	REVENUE FROM CUSTOMERS
Remaining Performance Obligations—RPOs represent the aggregate amount of our contract transaction price related to performance obligations that are unsatisfied or partially satisfied at the end of the period. RPOs include the entire expected revenue values for joint ventures we consolidate and our proportionate value for those we proportionately consolidate. RPOs may not be indicative of future operating results. Projects included in RPOs may be canceled or modified by customers; however, the customer would be obligated to compensate the Company for additional contractual costs for cancellation or modifications. The following table presents the Company’s RPOs, by segment:

	December 31,
	2024	2023
E-Infrastructure Solutions RPOs	$1,032,109	$813,729
Transportation Solutions RPOs (1)	622,085	1,184,496
Building Solutions RPOs - Commercial	39,029	68,791
Total RPOs	$1,693,223	$2,067,016
(1)    The decrease in Transportation Solutions RPOs at the end of 2024 is primarily due to the deconsolidation of our 50% owned subsidiary RHB as of December 31, 2024. RHB’s 2024 year end RPOs of $491,255 is not included in the Company’s consolidated RPOs at December 31, 2024.
The Company expects to recognize approximately 74% of its RPOs as revenue during the next twelve months, and the balance thereafter.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Disaggregation—The following tables present the Company’s revenue disaggregated by major end market and contract type:

	Years Ended December 31,
Revenues by major end market	2024	2023	2022
E-Infrastructure Solutions Revenues	$923,728	$937,408	$905,277

Heavy Highway	547,278	453,042	391,894
Aviation	85,005	70,784	82,950
Other	151,376	107,082	67,706
Transportation Solutions Revenues	783,659	630,908	542,550

Residential	306,547	273,699	207,674
Commercial	101,822	130,214	113,935
Building Solutions Revenues	408,369	403,913	321,609
Total Revenues	$2,115,756	$1,972,229	$1,769,436

Revenues by contract type
Lump Sum	$1,040,490	$1,076,432	$1,001,290
Fixed-Unit Price	756,468	613,842	556,234
Residential and Other	318,798	281,955	211,912
Total Revenues	$2,115,756	$1,972,229	$1,769,436
Variable Consideration
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to the Company’s customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken. Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $4,000 and $5,225, at December 31, 2024 and 2023, respectively, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes such profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements, may result in changes in revenue and are recognized in the period in which the changes are determined. Changes in contract estimates on performance obligations satisfied or partially satisfied in previous periods resulted in net revenue increases of $135,344, $58,827 and $52,268 for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in “Operating income” on the Consolidated Statements of Operations.

6.	50% OWNED SUBSIDIARY
The Company has a 50% ownership interest in Road and Highway Builders, LLC, which through December 31, 2024 was a subsidiary that the Company had fully consolidated as a result of its exercise of control over the entity. The earnings attributable to the 50% portion the Company does not own were approximately $20,900, $17,700 and $13,300 for 2024, 2023 and 2022, respectively, and were eliminated within “Other operating expense, net” in the Consolidated Statements of Operations. Any undistributed earnings were included in “Members’ interest subject to mandatory redemption and undistributed earnings” within the Consolidated Balance Sheets.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The subsidiary had a mandatory redemption provision which, under circumstances outlined in the previous operating agreement, was certain to occur and obligated the Company to purchase the partner’s remaining 50% interests for $20,000. The purchase obligation was also recorded in “Members’ interest subject to mandatory redemption and undistributed earnings” on the Consolidated Balance Sheets.
The liability consisted of the following at December 31, 2023:

December 31, 2023
Members’ interest subject to mandatory redemption	$20,000
Accumulated earnings, net of distributions	9,108
Total liability	$29,108
RHB Deconsolidation—On December 31, 2024, the RHB operating agreement was amended to ensure the continuation of this mutually beneficial relationship while addressing the evolving needs and interest of both parties. This amendment modified the way RHB would be dispositioned in the event of the death or disability of Mr. Buenting. The relationship between the Company, RHB, and Mr. Buenting as related parties existed both prior to and following the amendment, and their continued involvement with RHB is unaffected by the amendment. Under GAAP, this contractual change requires that Sterling no longer consolidate RHB’s results with its own and use equity method accounting with respect to Sterling’s interest in the entity. Beginning January 1, 2025, the Company will report RHB’s operating income as a single line item (“Other operating income (expense), net”) in the Consolidated Statements of Operations and will report its interest in RHB at December 31, 2024, and thereafter, as a single line item (“Investment in unconsolidated subsidiary”) in the Consolidated Balance Sheets. RHB’s revenue will no longer be included in Sterling’s consolidated revenue in 2025 and Sterling’s consolidated RPOs as of December 31, 2024 do not include RHB’s RPOs.
As a result of the RHB deconsolidation, the Company recognized a $91,289 non-cash net gain on the transaction in accordance with GAAP, which requires the derecognition of the liability mentioned above, and the Company’s 50% retained interest in RHB to be measured and recorded at fair value on December 31, 2024. The fair value measurement utilizes level 3 inputs, which includes unobservable data, to measure the fair value of the retained non-controlling interests. The fair value determination was based on a combination of multiple valuation methods, which included an income approach, using the discounted cash flow method, and a market value approach, which incorporates estimates of future earnings and market valuation multiples for certain guideline companies. Under the income approach, the key valuation assumptions used in determining the fair value were: (a) expected cash flow for a period of five years based on our best estimate of revenue growth rates and projected operating margins; (b) terminal value based upon a terminal growth rate of 3%; and (c) a discount rate of 17.5% based on the Company’s best estimate of the weighted average cost of capital adjusted for certain risks for the Company. Of the net gain, $94,225 resulted from remeasuring our 50% retained interest to fair value. This amount represents the basis difference between the equity method investment cost and the Company's proportional share of the carrying amount of RHB’s net assets. A hypothetical purchase price allocation, performed on the remeasurement date, revealed basis differences related to equipment, intangible assets, and goodwill. The Company will track the identified basis differences and depreciate or amortize them into equity method earnings and losses, depending on the nature of the respective basis difference.

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
Summary VIE information is as follows:

	Years Ended December 31,
	2024	2023
Revenues	$56,154	$43,746
Operating income	$7,895	$4,241
Net income	$8,761	$5,459

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Joint Ventures with a Noncontrolling Interest—The Company accounts for unconsolidated joint ventures using a pro-rata basis in the Consolidated Statements of Operations and as a single line item (“Receivables from and equity in construction joint ventures”) in the Consolidated Balance Sheets. This method is a permissible modification of the equity method of accounting, which is a common practice in the construction industry. Combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company’s share of such amounts which are included in the Company’s Consolidated Financial Statements are shown below:

	As of December 31,
	2024	2023
Current assets	$56,545	$51,604
Current liabilities	$(33,306)	$(10,081)
Sterling’s receivables from and equity in construction joint ventures	$5,811	$17,506

	Years Ended December 31,
	2024	2023	2022
Revenues	$88,197	$56,297	$141,557
Income before tax	$14,112	$18,542	$25,820
Sterling’s noncontrolling interest:
Revenues	$42,377	$22,840	$58,674
Income before tax	$6,414	$7,557	$10,535
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

8.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	As of December 31,
	2024	2023
Construction and transportation equipment	$386,946	$405,242
Buildings and improvements	20,476	21,325
Land	2,168	3,054
Office equipment	3,772	4,023
Total property and equipment	413,362	433,644
Less accumulated depreciation	(176,567)	(189,996)
Total property and equipment, net	$236,795	$243,648
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $51,373, $42,177 and $36,475 for 2024, 2023 and 2022, respectively.

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
Annual Impairment Assessment—For our 2024 annual impairment test we performed a qualitative assessment for our reporting units, using information as of October 1. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. We determined there were no factors indicating the need to perform a quantitative goodwill impairment test and concluded that it is more likely than not the fair value of our reporting units is greater than their carrying value and thus there was no impairment to goodwill.
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results. No impairments were recorded to our goodwill during the years ended December 31, 2024, 2023 and 2022. No material events or changes occurred between the testing date and year end to trigger a subsequent impairment review.
At December 31, 2024 and 2023, we had goodwill with a carrying amount of $264,597 and $281,117, respectively. The following table presents goodwill by reportable segment:

	As of December 31,
Goodwill	2024	2023
E-Infrastructure Solutions	$167,656	$167,656
Transportation Solutions (1)	34,430	53,305
Building Solutions	62,511	60,156
Total	$264,597	$281,117
(1)    The decrease in Transportation Solutions goodwill in 2024 is primarily due to the deconsolidation of our 50% owned subsidiary RHB.
Other Intangible Assets
The following table presents our acquired finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		December 31, 2024		December 31, 2023
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	24	$333,183	$(63,717)	$328,323	$(49,431)
Trade name	23	58,877	(11,953)	58,707	(9,519)
Non-compete agreements	5	2,487	(2,487)	2,487	(2,170)
Total	23	$394,547	$(78,157)	$389,517	$(61,120)
During the years ended December 31, 2024, 2023 and 2022, we have amortized $17,037, $15,226 and $14,100 respectively. Amortization expense is anticipated to be approximately $17,100, $17,100, $17,100, $17,100 and $17,100 for 2025, 2026, 2027, 2028 and 2029, respectively.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	DEBT
The Company’s outstanding debt was as follows:

	As of December 31,
	2024	2023
Term Loan Facility	$317,188	$343,438
Revolving Credit Facility	—	—
Credit Facility	317,188	343,438
Other debt	554	843
Total debt	317,742	344,281
Less - Current maturities of long-term debt	(26,423)	(26,520)
Less - Unamortized debt issuance costs	(1,421)	(2,765)
Total long-term debt	$289,898	$314,996
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
As specified in the Credit Agreement, the Term Loan Facility bears interest at either the base rate plus a margin, or at a one-, three-, or six-month Term SOFR rate plus a margin, at the Company’s election. At December 31, 2024, the Company calculated interest using a Term SOFR rate of 4.67% and an applicable margin of 1.50% per annum, and had a weighted average interest rate of approximately 6.77% per annum for the year ended December 31, 2024. Scheduled principal payments on the Term Loan Facility are made quarterly and total approximately $26,300 and $6,600 for the years ending 2025 and 2026, respectively. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on April 2, 2026. During 2024, the Company made scheduled term loan payments of $26,250.
The Revolving Credit Facility bears interest at the same rate options as the Term Loan Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. At December 31, 2024, we had no outstanding borrowings under the $75,000 Revolving Credit Facility.
Debt Issuance Costs—The costs associated with the Credit Facility are reflected on the Consolidated Balance Sheets as a direct reduction from the related debt liability and amortized over the term of the facility. Amortization of debt issuance costs was $1,344, $2,026 and $2,160 for the years ended December 31, 2024, 2023 and 2022, respectively, and was recorded as interest expense.
Compliance and Other—As of December 31, 2024, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Consolidated Balance Sheets. Based upon the current market rates for debt with similar credit risk and maturities, at December 31, 2024 and 2023, the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR plus an applicable margin.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	LEASE OBLIGATIONS
    The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of one month to eleven years, some of which include options to extend the leases for up to ten years.
    The components of lease expense are as follows:

	Years Ended December 31,
	2024	2023
Operating lease cost	$22,824	$21,775
Short-term lease cost	$27,038	$16,864

Finance lease cost:
Amortization of right-of-use assets	$195	$195
Interest on lease liabilities	40	17
Total finance lease cost	$235	$212
    Supplemental cash flow information related to leases is as follows:

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,472	$20,882
Operating cash flows from finance leases	$40	$17
Financing cash flows from finance leases	$195	$195

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$15,170	$16,127
Finance leases	$—	$664
    Supplemental balance sheet information related to leases is as follows:

	December 31, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$52,668	$57,235

Current portion of long-term lease obligations	$20,498	$19,641
Long-term lease obligations	32,455	37,722
Total operating lease liabilities	$52,953	$57,363

Finance Leases
Property and equipment, at cost	$2,011	$2,011
Accumulated depreciation	(1,445)	(1,232)
Property and equipment, net	$566	$779

Current maturities of long-term debt	$127	$195
Long-term debt	372	498
Total finance lease liabilities	$499	$693

Weighted Average Remaining Lease Term
Operating leases	4.3	3.7
Finance leases	3.6	4.4

Weighted Average Discount Rate
Operating leases	6.0%	5.8%
Finance leases	6.9%	6.6%

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    Maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2025	$22,472	$158
2026	15,907	158
2027	6,152	157
2028	3,465	92
2029	2,678	—
Thereafter	10,121	—
Total lease payments	60,795	565
Less imputed interest	(7,842)	(66)
Total	$52,953	$499

12.	COMMITMENTS AND CONTINGENCIES
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
Property and Casualty—The Company has insurance in place for Workers’ Compensation, General Liability and Auto Liability, which is subject to a $250 deductible per occurrence. The primary casualty program (Workers’ Compensation, General Liability and Auto Liability) is subject to a multi-line program aggregate which caps maximum losses within the deductibles at $5,900. The program aggregate is indexed to payroll and may fluctuate up or down depending upon actual exposure. We accrue for probable losses, both reported and unreported, that are reasonably estimable using actuarial methods based on historic trends, modified, if necessary, by recent events. Changes in our loss assumptions caused by changes in actual experience would affect our assessment of the ultimate liability and could have an effect on our operating results and financial position. The Company also maintains commercial insurance coverage in excess of the limits of our primary commercial automobile, general liability and employers’ liability policies, in the amount of $75,000.
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
Litigation
The Company, including its construction joint ventures and its unconsolidated 50% owned subsidiary, is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions will have a material impact on the Consolidated Financial Statements of the Company. There were no significant unresolved legal issues as of December 31, 2024.

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
Provision for Income Taxes
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Years Ended December 31,
	2024	2023	2022
Current tax expense	$54,841	$33,024	$9,221
Deferred tax expense	32,519	14,746	32,486
Income tax expense	$87,360	$47,770	$41,707
Effective Tax Rate
The items comprising the difference between income taxes computed at the U.S. federal statutory rates in effect for 2024, 2023 and 2022 and our effective tax rates were as follows:

	Years Ended December 31,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Tax expense at the U.S. federal statutory rate	$75,238	21.0%	$40,029	21.0%	$29,435	21.0%
State income taxes, net of federal benefits	13,927	3.9%	8,374	4.4%	11,064	7.9%
Taxes on subsidiaries’ and joint ventures’ earnings allocated to noncontrolling interests owners	(2,826)	(0.8)%	(880)	(0.5)%	(366)	(0.3)%
Executive compensation including stock incentives	3,579	1.0%	1,652	0.9%	1,717	1.2%
Excess tax benefits from equity awards	(5,678)	(1.6)%	(1,644)	(0.9)%	(351)	(0.3)%
Gain on deconsolidation of subsidiary	1,905	0.5%	—	—%	—	—%
Other permanent differences	1,215	0.3%	239	0.1%	208	0.1%
Income tax expense	$87,360	24.4%	$47,770	25.1%	$41,707	29.8%
The 2024, 2023 and 2022 effective income tax rate varied from the statutory rate primarily as a result of state income taxes, nondeductible compensation, gain on the deconsolidation of subsidiary and other permanent differences.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities were as follows:

	Long Term
	As of December 31,
Assets related to:	2024	2023
Accrued compensation and other	$4,155	$3,780
Noncontrolling interests	—	3,179
Members interest liabilities	—	4,676
Right of use liabilities	13,091	14,213
Net operating loss carryforwards	957	1,025
Total deferred tax assets	18,203	26,873
Liabilities related to:
Depreciation of property and equipment	(47,583)	(49,311)
Right of use assets	(13,027)	(14,189)
Amortization of tax basis goodwill	(20,351)	(20,256)
Investment in unconsolidated subsidiary	(25,903)	—
Amortization of intangibles	(20,518)	(18,929)
Other	(181)	(952)
Total deferred tax liabilities	(127,563)	(103,637)

Net total deferred tax liability	$(109,360)	$(76,764)
Net Operating Loss—At December 31, 2024 the Company had federal and state net operating loss (“NOL”) carryforwards of $255 and $13,050, respectively. Federal NOLs have expiration dates between 2034 and 2036. The Company has $28 of federal NOLs that do not expire. State NOLs have expiration dates between 2028 and 2038.
Uncertain Tax Positions
The Company's U.S. federal and state income tax returns for 2021 and later are open and subject to examination. Additionally, federal and state NOLs may be adjusted by the taxing authorities for the 2013 and later tax years.
The Company has an Uncertain Tax Position (“UTP”) liability of $6,733 and an additional liability related to the UTP for penalties of $1,346 and interest of $1,109 at December 31, 2024. We recognize interest and penalties related to the UTP as administrative expense. The UTP, including penalties and interest, are fully offset by an indemnification receivable at December 31, 2024. The Company estimates that approximately $1,519 of the recorded UTP may be recognized by the end of 2025, with no material impact to the Consolidated Statement of Operations due to the associated indemnification receivable. As of December 31, 2022, the Company did not have any material UTP’s.

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
Stock Repurchase Program—On December 5, 2023, the Board of Directors approved a program that authorized repurchases of up to $200,000 of the Company’s common stock. Under the program, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. The Company accounts for the repurchase of treasury shares under the cost method. Under the program, the Company repurchased 604 and 0 shares of its common stock for $70,596 and $0 during the years ended December

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

31, 2024 and 2023, respectively. The program expires on December 5, 2025 and may be modified, extended or terminated by the Board of Directors at any time.
AOCI—During the year ended December 31, 2022, changes to AOCI were a result of net gains (losses) recognized in OCI and amounts reclassified from AOCI into earnings related to an interest rate derivative. We utilized the swap arrangement to hedge against interest rate variability associated with a portion of the Term Loan Facility until the swap arrangement expired on December 12, 2022. The following table presents the total value recognized in OCI and reclassified from AOCI into earnings during the year ending December 31, 2022 for derivatives designated as cash flow hedges:

	Year Ended December 31, 2022
	Before Tax Amount	Tax Amount	Net of Tax Amount
Net gain (loss) recognized in OCI	$2,132	$(487)	$1,645
Net amount reclassified from AOCI into earnings	103	(25)	78
Change in other comprehensive income	$2,235	$(512)	$1,723
Stock Issued for Acquisitions—On December 20, 2022, in connection with the acquisition of the business of CCS, the Company issued 157 shares of the Company’s stock as consideration paid to the sellers. The value of the shares issued was $4,851 based on Sterling’s closing stock price on December 19, 2022. See Note 3 - Acquisitions for further discussion.

15.	STOCK INCENTIVE PLAN
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) and an employee stock purchase plan (the “ESPP”) that are administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”). Compensation expense recognized related to the Company’s Stock Incentive Plan was $17,870, $12,426 and $10,181 for 2024, 2023 and 2022, respectively. Under the Stock Incentive Plan, we are authorized to issue 5,300 shares, and assuming PSU vestings occur at maximum payout, 1,412 authorized shares remained available under our Stock Incentive Plan for future grants at December 31, 2024.
Under the ESPP, employees may make quarterly purchases of shares at a discount through regular payroll deductions for up to 15% of their compensation, subject to a $25 fair market value maximum purchase per year. The shares are purchased at 85% of the closing price per share on the last trading day of the calendar quarter. Included within total stock-based compensation expense is $258, $181 and $120 of expense related to the ESPP, for 2024, 2023 and 2022, respectively. ESPP expense represents the difference between the fair value on the date of purchase and the price paid. The Company issued 13, 18 and 32 shares related to the ESPP for 2024, 2023 and 2022, respectively. At December 31, 2024, 661 authorized shares remained available for issuance under the ESPP.
Total equity-based compensation expense recognized related to the Company’s Stock Incentive Plan and the ESPP was $18,128, $12,607 and $10,301 for 2024, 2023 and 2022, respectively, primarily recognized within general and administrative expenses. At December 31, 2024, there was approximately $29,000 of unrecognized compensation cost related to equity-based grants, which is expected to be recognized over a weighted-average period of 2.0 years. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures.
We receive a tax deduction upon the vesting of RSUs and performance based shares for the price of the shares at the date of vesting. Our total recognized tax benefit based on our compensation expense was $33,100, $12,200 and $4,600 for 2024, 2023 and 2022, respectively.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSAs—The Company’s RSA awards may not be sold or otherwise transferred until certain restrictions have lapsed, which is generally over a one-year period for Directors. The total initial fair value for these awards is determined based upon the market price of our stock at the grant date and is expensed on a straight-line basis over the vesting period. During 2024, we recognized $1,056 of compensation expense. The following table presents RSA activity during 2024:

RSAs	Number of Shares	Weighted Average Fair Value Per Share
Balance at December 31, 2023	20	$40.26
Granted	8	$125.28
Vested	(23)	$49.02
Forfeited	—	$—
Balance at December 31, 2024	5	$125.68
During 2023, 20 RSAs were granted with a weighted-average grant-date fair value per share of $40.26. During 2022, 26 RSAs were granted with a weighted-average grant-date fair value per share of $23.43. The total fair value of RSAs that vested during 2024, 2023 and 2022 was $1,101, $609 and $673, respectively.
RSUs—The Company’s RSU awards may not be sold or otherwise transferred until certain restrictions have lapsed, which is generally over a three-year graded vesting period. The total initial fair value for these awards is determined based upon the market price of our stock at the grant date and is expensed on a straight-line basis over the vesting period. During 2024, we recognized $5,289 of compensation expense. The following table presents RSU activity during 2024:

RSUs	Number of Shares	Weighted Average Fair Value Per Share
Balance at December 31, 2023	246	$29.17
Granted	99	$97.95
Vested	(123)	$33.49
Forfeited	(1)	$32.23
Balance at December 31, 2024	221	$57.60
During 2023, 106 RSUs were granted with a weighted-average grant-date fair value per share of $36.76. During 2022, 186 RSUs were granted with a weighted-average grant-date fair value per share of $28.35. The total fair value of RSUs that vested during 2024, 2023 and 2022 were $4,139, $3,307 and $2,818, respectively.

PSUs—The Company’s performance-based share awards are subject to the achievement of specified performance targets, including financial performance targets or stock price performance targets.
Financial Performance-Based Awards—The Company’s financial performance-based awards are subject to the achievement of specified targets, generally based upon EPS, and vest ratably over three years (pre-2024 grants) or cliff vest at the end of three years (post-2023 grants). The total fair value for these awards is determined based upon the market price of our stock at the grant date and is expensed and adjusted over the vesting period based on the level of payout expected to be achieved. As a result of financial performance conditions met during 2024, we recognized $7,320 of compensation expense. During 2024, 2023 and 2022, PSU shares totaling 104, 143 and 166, respectively, were granted with a weighted-average grant-date fair value per share of $112.95, $34.62 and $26.52, respectively. During 2024, upon vesting and achievement of certain performance goals, we distributed 342 shares of common stock related to PSU awards with a weighted-average grant-date fair value per share of $25.00. The total fair value of PSUs that vested during 2024, 2023 and 2022 was $8,549, $7,779 and $10,508, respectively.
Stock Performance-Based Awards—Stock performance-based awards are based upon the Company’s stock price performance relative to industry peers and cliff vest at the end of three years. The total initial fair value for these awards is determined based upon a Monte Carlo simulation value at the grant date applied to the total number of granted target shares. This fair value is expensed ratably over the vesting period, and during 2024, the Company recognized $465 of compensation expense. During 2024, 12 stock performance-based shares were granted with a weighted-average grant-date fair value per share of $129.62 that was based upon a risk-free interest rate of 3.97% an expected dividend yield of zero, historical volatility of 44.3%, and a remaining performance period of 3 years.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the Company awarded stock performance-based awards based upon specific stock price performance targets that cliff vest at the end of three years. The total initial fair value for these awards is determined based upon Monte Carlo simulation values at the grant date applied to the number of granted target shares. This fair value is expensed ratably over the vesting period, and during 2024, the Company recognized $3,740 of compensation expense. During 2024, 183 stock performance-based shares were granted with a weighted-average grant-date fair value per share of $61.31 that was based upon a risk-free interest rate of 3.97%, an expected dividend yield of zero, historical volatility of 44.3%, and a remaining performance period of 3 years. There were no stock performance-based shares granted during 2023 or 2022 and there were no vestings in 2024.
Liability-Based Awards—The Company has liability-based awards for which the number of units awarded is not determined until the vesting date. During 2024, 2023 and 2022, the Company recognized $875, $2,015 and $2,425, respectively, of compensation expense, and upon vesting reclassified the grant date fair value of $3,200, $1,725 and $1,225, respectively, from a liability to additional paid in capital. During 2024, 30 shares of liability-based awards vested.
Shares Withheld for Taxes—The Company withheld 175, 174 and 330 shares for taxes on RSU and PSU stock-based compensation vestings for $21,452, $9,567 and $9,416 during 2024, 2023 and 2022, respectively.

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

	Years Ended December 31,
Numerator:	2024	2023	2022
Net income from Continuing Operations	$257,461	$138,655	$96,717
Net income from Discontinued Operations	—	—	9,744
Net income attributable to Sterling common stockholders	$257,461	$138,655	$106,461

Denominator:
Weighted average common shares outstanding — basic	30,830	30,755	30,199
Shares for dilutive unvested stock	316	453	365
Weighted average common shares outstanding — diluted	31,146	31,208	30,564

Net income per share from Continuing Operations:
Basic	$8.35	$4.51	$3.20
Diluted	$8.27	$4.44	$3.16

Net income (loss) per share from Discontinued Operations:
Basic	$—	$—	$0.32
Diluted	$—	$—	$0.32

Net income per share attributable to Sterling common stockholders:
Basic	$8.35	$4.51	$3.53
Diluted	$8.27	$4.44	$3.48
There were 42, 7 and 139 weighted average unvested shares that were excluded from the calculation of diluted EPS under the treasury stock method, as they were anti-dilutive, for the years ending December 31, 2024, 2023 and 2022, respectively.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	RETIREMENT BENEFITS
Defined Contribution Plans
The Company maintains a defined contribution profit-sharing plan (401(k) plan) covering substantially all non-union persons employed by the Company, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The 401(k) plan provides for a discretionary employer contribution and is determined annually by the Company’s board of directors. The Company made matching contributions of $3,839, $3,346 and $3,029, respectively, for the years ended December 31, 2024, 2023 and 2022.
Multi-Employer Pension Plans
As of December 31, 2024, the Company had approximately 3,000 employees, including 2,200 field personnel. We had 500 employees, or approximately 20% of total employees, that were union members covered by collective bargaining agreements.
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
The following table presents our participation in these plans:

Pension Trust Fund	Pension Plan Employer Identification Number	Plan Year End	Pension Protection Act (“PPA”) Certified Zone Status (1)		FIP / RP Status Pending/Implemented (2)	Contributions (3)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
			2024	2023		2024	2023	2022
Heavy and General Construction Laborers Local 472 and Local 172 (4)	22-6032103	3/31	Green	Green	No	$4,358	$4,324	$5,119	No	2/28/2027
International Union of Operating Engineers Local 825	22-6033380	6/30	Green	Green	No	3,016	2,789	4,381	No	3/31/2026
Pension Trust Fund for Operating Engineers	94-6090764	12/31	Green	Yellow	Yes	2,339	2,288	1,265	No	Various dates through 2026 and 2029
All other funds						2,710	3,266	2,163
				Total Contributions:		$12,423	$12,667	$12,928
 (1)    The PPA zone status represents the most recent available information for the respective plan, which may be 2023 or earlier for the 2024 year and 2022 or earlier for the 2023 year. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded.
(2)    Indicates whether the plan has a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) which is either pending or has been implemented.
(3)    Our 2024 contributions as a percentage of total plan contributions were not available for any of our plans. For 2023, Heavy and General Construction Laborers Local 472 and Local 172 represented more than 5% of the total plan contributions, Pension Trust Fund for Operating Engineers Pension Plans did not represent more that 5% of the total plan contributions and International Union of Operating Engineers Local 825 annual report was not available. For 2022, Heavy and General Construction Laborers Local 472 and Local 172 and the International Union of Operating Engineers Local 825 represented more than 5% of the total plan contributions and Pension Trust Fund for Operating Engineers Pension Plans did not represent more that 5% of the total plan contributions.
The Company also contributes to multi-employer plans for annuity benefits covered under the defined contribution portion of the plans as well as health benefits. We made contributions to our multi-employer plans of $18,507, $18,709 and $18,847 during 2024, 2023 and 2022, respectively, for these additional benefits. We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	SUPPLEMENTAL CASH FLOW INFORMATION
Operating assets and liabilities
    The following table summarizes the changes in the components of operating assets and liabilities:

	Years Ended December 31,
	2024	2023	2022
Accounts receivable	$(6,888)	$12,805	$(63,285)
Contracts in progress, net	194,306	226,066	77,692
Receivables from and equity in construction joint ventures	7,428	(3,384)	(5,034)
Other current and non-current assets	(131)	(5,619)	1,849
Accounts payable	(9,336)	10,307	11,888
Accrued compensation and other liabilities	20,712	4,841	7,224
Members' interest subject to mandatory redemption and undistributed earnings	(6,275)	7,511	(884)
Changes in operating assets and liabilities	$199,816	$252,527	$29,450

19.	CONCENTRATION OF RISK AND ENTERPRISE WIDE DISCLOSURES
Contract Revenues—No customers accounted for more than 10% of the Company’s consolidated revenues from continuing operations in 2024, 2023 or 2022.
Contract Receivables—At December 31, 2024 and 2023, there were no customers that accounted for over 10% of the Company’s outstanding contract receivables.
The Company’s revenue and receivables are entirely derived from the construction of U.S. projects and all of the Company’s assets are held domestically within the U.S.

20.	RELATED PARTY TRANSACTIONS
The Company has a limited number of related party transactions. The most significant transactions relate to property leases with the management of certain subsidiaries who own or have an ownership interest in real estate and other companies. The leases are for office space, equipment yards or maintenance shops and have an annual cost of approximately $4,000. The leases expire at various points over the next two to eight years. Additionally, the Company has a receivable from RHB of approximately $32,100 at December 31, 2024, of which approximately $25,800 is for certain RHB operating costs paid on their behalf and approximately $6,300 is for undistributed earnings of RHB. The Company expects to collect the entire receivable in the first quarter of 2025. During the year ended December 31, 2024, the Company has performed work for and received services from entities owned or partially owned by the management of certain subsidiaries. For the work performed, the Company earned approximately $2,600 in revenue, and for the services received, incurred approximately $900 of expense during the year ended December 31, 2024.

21.	SEGMENT INFORMATION
The Company’s internal and public segment reporting are aligned based upon the services offered by its operating segments. The Company’s operations consist of three reportable segments: E-Infrastructure Solutions, Transportation Solutions and Building Solutions. The segment information for the prior periods presented has been recast to conform to the current presentation. The Company’s CODM, which is the Company’s Chief Executive Officer, uses both segment gross profit and income from operations for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances of both profit measures when making decisions about allocating capital and personnel to the segments. We incur certain expenses at the corporate level that relate to our business as a whole. A portion of these expenses are allocated to our business segments by various methods, but primarily on the basis of usage. The balance of the corporate level expenses are reported in the “Corporate G&A Expense” line, which is primarily comprised of corporate headquarters facility expense, the cost of the executive management team, and other expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to any specific business segment, such as corporate human resources, legal, governance, compliance and finance functions. Total assets held at Corporate primarily include cash and prepaid assets.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents segment revenues, significant segment expenses, and measures of segment profit or loss for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
Revenues	2024	2023	2022
E-Infrastructure Solutions	$923,728	$937,408	$905,277
Transportation Solutions	783,659	630,908	542,550
Building Solutions	408,369	403,913	321,609
Total Revenues	$2,115,756	$1,972,229	$1,769,436

Cost of Revenues
E-Infrastructure Solutions	$(668,956)	$(746,608)	$(737,348)
Transportation Solutions	(682,706)	(542,033)	(481,951)
Building Solutions	(337,971)	(345,950)	(275,570)
Total Cost of Revenues	$(1,689,633)	$(1,634,591)	$(1,494,869)

Gross Profit
E-Infrastructure Solutions	$254,772	$190,800	$167,929
Transportation Solutions	100,953	88,875	60,599
Building Solutions	70,398	57,963	46,039
Total Gross Profit	$426,123	$337,638	$274,567

General and Administrative Expense
E-Infrastructure Solutions	$(39,621)	$(37,911)	$(34,584)
Transportation Solutions	(29,221)	(29,254)	(20,686)
Building Solutions	(11,314)	(9,105)	(7,138)
Segment General and Administrative Expense	(80,156)	(76,270)	(62,408)
Corporate	(38,268)	(22,433)	(24,072)
Total General and Administrative Expense	$(118,424)	$(98,703)	$(86,480)

Intangible Amortization
E-Infrastructure Solutions	$(11,792)	$(11,892)	$(11,892)
Transportation Solutions	—	—	—
Building Solutions	(5,245)	(3,334)	(2,208)
Total Intangible Amortization	$(17,037)	$(15,226)	$(14,100)

Other Operating Expense, Net
E-Infrastructure Solutions	$—	$—	$—
Transportation Solutions	(20,863)	(17,710)	(13,290)
Building Solutions	(4,756)	669	—
Total Other Operating Expense, Net	$(25,619)	$(17,041)	$(13,290)

Operating Income
E-Infrastructure Solutions	$203,359	$140,997	$121,453
Transportation Solutions	50,869	41,911	26,623
Building Solutions	49,083	46,193	36,693
Segment Operating Income	303,311	229,101	184,769
Corporate General and Administrative Expense	(38,268)	(22,433)	(24,072)
Acquisition Related Costs	(421)	(873)	(827)
Total Operating Income	$264,622	$205,795	$159,870

Interest Income (Expense), Net
E-Infrastructure Solutions	$(9)	$(9)	$(11)
Transportation Solutions	5,086	2,897	558
Building Solutions	210	—	2
Segment Interest Income (Expense), Net	5,287	2,888	549

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate	(2,920)	(18,068)	(20,255)
Total Interest Income (Expense), Net	$2,367	$(15,180)	$(19,706)
Gain on deconsolidation of subsidiary, net	91,289	—	—
Income before income taxes	$358,278	$190,615	$140,164
The following table presents depreciation by reportable segment for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
Depreciation	2024	2023	2022
E-Infrastructure Solutions	$(34,858)	$(30,997)	$(26,967)
Transportation Solutions	(14,551)	(10,195)	(8,656)
Building Solutions	(1,049)	(807)	(762)
Corporate	(915)	(178)	(90)
Total Depreciation	$(51,373)	$(42,177)	$(36,475)
The following table presents total assets by reportable segment at December 31, 2024 and 2023:

Assets	December 31, 2024	December 31, 2023
E-Infrastructure Solutions	$958,107	$923,643
Transportation Solutions (1)	178,143	221,601
Building Solutions	238,776	245,688
Corporate	641,748	386,252
Total Assets	$2,016,774	$1,777,184
(1)    The decrease in Transportation Solutions assets in 2024 is primarily due to the deconsolidation of our 50% owned subsidiary, RHB.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures include, but are not limited to, controls and other procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2024. During the year ended December 31, 2024, the Company acquired two businesses and, as permitted by SEC guidance for newly acquired businesses, we have elected to exclude the acquired businesses operations from the scope of design and operation of our disclosure controls and procedures for the year ended December 31, 2024. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2024.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by guidance provided by the staff of the SEC, the scope of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 did not include the internal controls of the two businesses acquired during 2024, which are included with the Consolidated Financial Statements of the Company. Management will include these acquired businesses in the scope of its assessment of internal control over financial reporting beginning in 2025. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Attestation Report of the Registered Public Accounting Firm
Grant Thornton LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, included in Item 15 “Exhibits and Financial Statement Schedules” under the heading “Reports of the Company’s Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Based on the most recent evaluation, we have concluded that no changes in our internal control over financial reporting occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2025 annual meeting of shareholders and is incorporated herein by reference. Our code of business conduct is available at www.strlco.com under Investor Relations—Code of Business Conduct and is available in print to any stockholder who requests a copy. Amendments to or waivers of our code of business conduct granted to any of our directors or executive officers will be published promptly on our website. Such information will remain on our website for at least 12 months.
The table below identifies and sets forth the information required under Regulation 14A for each of the Company’s directors and executive officers:

Name	Current or Former Experience	Director Since
William T. Bosway	Chief Executive Officer and Chairman of the Board of Gibraltar Industries, Inc.	2024

Roger A. Cregg	Former President and CEO of AV Homes, Inc.; Director of Comerica Incorporated	2019

Joseph A. Cutillo	Chief Executive Officer of the Company	2017

Julie A. Dill	Former CEO of Spectra Energy Partners, LP; Director of Rayonier Advanced Materials, Inc.	2021

Dana C. O’Brien	Senior Vice President, General Counsel and Secretary of Olin Corporation	2019

Dwayne A. Wilson	Former Senior Vice President of Fluor Corporation; Director of Ingredion, Inc., Crown Holdings and DT Midstream, Inc.	2020

Sharon R. Villaverde	Chief Financial Officer & Chief Accounting Officer of the Company	N/A

Daniel P. Govin	Chief Operating Officer of the Company	N/A

Mark D. Wolf	General Counsel, Chief Compliance Officer & Corporate Secretary of the Company	N/A
Item 11. Executive Compensation
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2025 annual meeting of shareholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2025 annual meeting of shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2025 annual meeting of shareholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2025 annual meeting of shareholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits, and Financial Statement Schedules
Financial Statements
The following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included under Item 8 of Part II of this report are herein incorporated by reference:
Reports of the Company’s Independent Registered Public Accounting Firm
Consolidated Statements of Operations—For the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income—For the years ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheets—As of December 31, 2024 and 2023
Consolidated Statements of Cash Flows—For the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders’ Equity—For the years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
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

3.2
Amended and Restated Bylaws of Sterling Infrastructure, Inc. (incorporated by reference to Exhibit 3.2 to Sterling Infrastructure, Inc.’s Quarterly Report on Form 10-Q, filed on November 7, 2024 (SEC file No. 1-31993)).

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

10.2(1)
Sterling Infrastructure, Inc. Second Amended and Restated 2018 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Sterling Infrastructure, Inc.’s Registration Statement on Form S-8, filed on May 9, 2024 (SEC File No. 1-31993)).

10.3.1
Standard Non-Employee Director Compensation adopted by the Board of Directors effective May 3, 2023 (incorporated by reference to Exhibit 10.3.1 to Sterling Infrastructure, Inc.’s Annual Report on Form 10-K filed on February 27, 2024 (SEC File No. 1-31993)).

10.3.2(1)
Form of Non-Employee Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.2.2 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2018, filed on May 8, 2018 (SEC File No. 1-31993)).

10.4(1)
Amended and Restated Executive Employment Agreement dated January 1, 2024 between Sterling Infrastructure, Inc. and Joseph A. Cutillo (incorporated by reference to Exhibit 10.4 to Sterling Infrastructure, Inc.'s Annual Report on Form 10-K filed on February 27, 2024 (SEC File No. 1-31993)).

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

10.17(1)(2)	Executive Employment Offer dated December 20, 2023 between Sterling Infrastructure, Inc. and Sharon Villaverde.
10.18(1)(2)	Executive Employment Offer dated July 12, 2024 between Sterling Infrastructure, Inc. and Dan Govin.
19.1(2)	Insider Trading Policy.
21.1(2)	Subsidiaries of the registrant.
23.1(2)	Consent of Grant Thornton LLP.
31.1(2)	Certification of Joseph A. Cutillo, Chief Executive Officer of Sterling Infrastructure, Inc.
31.2(2)	Certification of Sharon R. Villaverde, Chief Financial Officer and Chief Accounting Officer of Sterling Infrastructure, Inc.
32.1(3)	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Joseph A. Cutillo, Chief Executive Officer of Sterling Infrastructure, Inc.
32.2(3)
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Sharon R. Villaverde, Chief Financial Officer and Chief Accounting Officer of Sterling Infrastructure, Inc.

97.1
Sterling Infrastructure, Inc. Clawback Policy, effective as of October 2, 2023 (incorporated by reference to Exhibit 97.1 to Sterling Infrastructure, Inc.’s Annual Report on Form 10-K filed on February 27, 2024 (SEC File No. 1-31993)).

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
(3) Furnished herewith

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2025.

Sterling Infrastructure, Inc.

By:	/s/ Joseph A. Cutillo
Joseph A. Cutillo, Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2025.

Signature	Title
/s/ Joseph A. Cutillo	Chief Executive Officer (Principal Executive Officer)
Joseph A. Cutillo	Director

/s/ Sharon R. Villaverde	Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
Sharon R. Villaverde

/s/ Roger A. Cregg	Director and Non-Executive Chairman
Roger A. Cregg

/s/ William T. Bosway	Director
William T. Bosway

/s/ Julie A. Dill	Director
Julie A. Dill

/s/ Dana C. O’Brien	Director
Dana C. O’Brien

/s/ Dwayne A. Wilson	Director
Dwayne A. Wilson