Form 10-Q
period 2025-03-31
STERLING INFRASTRUCTURE, INC.
filed 2025-05-06
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of May 2, 2025 – 30,412,311

STERLING INFRASTRUCTURE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$430,949	$440,360
Cost of revenues	(336,109)	(363,456)
Gross profit	94,840	76,904
General and administrative expense	(34,631)	(27,298)
Intangible asset amortization	(4,503)	(4,297)
Acquisition related costs	(179)	(36)
Earn-out expense	(1,343)	(1,000)
Other operating income (expense), net	1,892	(2,148)
Operating income	56,076	42,125
Interest income	6,827	5,902
Interest expense	(5,232)	(6,664)
Income before income taxes	57,671	41,363
Income tax expense	(15,080)	(7,604)
Net income, including noncontrolling interests	42,591	33,759
Less: Net income attributable to noncontrolling interests	(3,114)	(2,711)
Net income attributable to Sterling common stockholders	$39,477	$31,048

Net income per share attributable to Sterling common stockholders:
Basic	$1.29	$1.00
Diluted	$1.28	$1.00

Weighted average common shares outstanding:
Basic	30,547	30,977
Diluted	30,881	31,186

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents ($100,095 and $97,796 related to variable interest entities (“VIEs”))	$638,647	$664,195
Accounts receivable ($30,532 and $17,851 related to VIEs)	285,751	247,050
Contract assets ($9 and $0 related to VIEs)	48,704	55,387
Receivables from and equity in construction joint ventures	6,912	5,811
Receivable from affiliate (Note 15)	—	32,054
Other current assets	17,720	17,383
Total current assets	997,734	1,021,880
Property and equipment, net	244,659	236,795
Investment in unconsolidated subsidiary	109,291	107,400
Operating lease right-of-use assets, net	48,264	52,668
Goodwill	283,664	264,597
Other intangibles, net	333,694	316,390
Other non-current assets, net	17,233	17,044
Total assets	$2,034,539	$2,016,774

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($21,334 and $23,964 related to VIEs)	$128,885	$130,420
Contract liabilities ($62,413 and $51,660 related to VIEs)	534,388	508,846
Current maturities of long-term debt	26,419	26,423
Current portion of long-term lease obligations	19,333	20,498
Accrued compensation	24,918	36,774
Other current liabilities	22,826	18,997
Total current liabilities	756,769	741,958
Long-term debt	283,603	289,898
Long-term lease obligations	29,334	32,455
Deferred tax liability, net	110,010	109,360
Other long-term liabilities	27,896	16,625
Total liabilities	1,207,612	1,190,296
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $0.01 per share; 58,000 shares authorized, 31,170 and 31,170 shares issued and 30,411 and 30,669 shares outstanding	312	312
Additional paid in capital	283,050	288,395
Treasury stock, at cost: 759 and 501 shares	(99,918)	(63,121)
Retained earnings	621,972	582,495
Total Sterling stockholders’ equity	805,416	808,081
Noncontrolling interests	21,511	18,397
Total stockholders’ equity	826,927	826,478
Total liabilities and stockholders’ equity	$2,034,539	$2,016,774

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$42,591	$33,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,991	16,258
Amortization of debt issuance costs and non-cash interest	256	305
Gain on disposal of property and equipment	(782)	(585)
Equity in earnings from unconsolidated subsidiary	(1,892)	—
Deferred taxes	650	1,517
Stock-based compensation	6,683	4,586
Changes in operating assets and liabilities (Note 14)	20,386	(6,249)
Net cash provided by operating activities	84,883	49,591
Cash flows from investing activities:
Acquisitions, net of cash acquired	(37,860)	(1,016)
Capital expenditures	(17,924)	(22,432)
Proceeds from sale of property and equipment	1,573	2,401
Net cash used in investing activities	(54,211)	(21,047)
Cash flows from financing activities:
Repayments of debt	(6,606)	(6,678)
Repurchase of common stock	(43,846)	—
Withholding taxes paid on net share settlement of equity awards	(5,768)	(13,015)
Net cash used in financing activities	(56,220)	(19,693)
Net change in cash, cash equivalents, and restricted cash	(25,548)	8,851
Cash, cash equivalents and restricted cash at beginning of period	664,195	471,563
Cash, cash equivalents and restricted cash at end of period	638,647	480,414
Less: restricted cash	—	—
Cash and cash equivalents at end of period	$638,647	$480,414

Non-cash items:
Capital expenditures	$1,519	$6,499

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings	Total Sterling Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	30,669	$312	$288,395	501	$(63,121)	$582,495	$808,081	$18,397	$826,478
Net income	—	—	—	—	—	39,477	39,477	3,114	42,591
Stock-based compensation	—	—	6,976	—	—	—	6,976	—	6,976
Repurchase of common stock	(340)	—	—	340	(43,846)	—	(43,846)	—	(43,846)
Issuance of stock	129	—	(12,321)	(129)	12,817	—	496	—	496
Shares withheld for taxes	(47)	—	—	47	(5,768)	—	(5,768)	—	(5,768)
Balance at March 31, 2025	30,411	$312	$283,050	759	$(99,918)	$621,972	$805,416	$21,511	$826,927

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid in Capital	Retained Earnings	Total Sterling Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	30,926	$309	$293,570	$325,034	$618,913	$4,940	$623,853
Net income	—	—	—	31,048	31,048	2,711	33,759
Stock-based compensation	—	—	7,248	—	7,248	—	7,248
Issuance of stock	358	2	370	—	372	—	372
Shares withheld for taxes	(124)	—	(13,015)	—	(13,015)	—	(13,015)
Balance at March 31, 2024	31,160	$311	$288,173	$356,082	$644,566	$7,651	$652,217
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
($ and share values in thousands, except per share data)
(Unaudited)

1.	NATURE OF OPERATIONS
Business Summary
Sterling Infrastructure, Inc., (“Sterling,” “the Company,” “we,” “our” or “us”), a Delaware corporation, operates through a variety of subsidiaries within three segments specializing in E-Infrastructure, Transportation and Building Solutions in the United States, primarily across the Southern, Northeastern, Mid-Atlantic and Rocky Mountain regions and the Pacific Islands. E-Infrastructure Solutions provides advanced, large-scale site development services for manufacturing, data centers, distribution centers, warehousing, power generation and more. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, rail and storm drainage systems. Building Solutions includes residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs, other concrete work, plumbing services, and surveys for new single-family residential builds. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Presentation Basis—The accompanying Condensed Consolidated Financial Statements are presented in accordance with accounting policies generally accepted in the United States (“GAAP”) and reflect all wholly owned subsidiaries and those entities the Company is required to consolidate. See the “50% Owned Subsidiary” section of this Note, Note 4 - 50% Owned Subsidiary and Note 5 - Construction Joint Ventures for further discussion of the Company’s consolidation policy for those entities that are not wholly owned. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Values presented within the Notes (excluding per share data) are in thousands. Reclassifications have been made to historical financial data in the Consolidated Financial Statements to conform to the current year presentation.
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
Significant Accounting Policies
Consistent with Regulation S-X Rule 10-1(a), the Company has omitted significant accounting policies in this quarterly report that would duplicate the disclosures contained in the Company’s annual report on Form 10-K for the year ended December 31, 2024 under “Part II, Item 8. - Notes to Consolidated Financial Statements.” This quarterly report should be read in conjunction with the Company’s most recent annual report on Form 10-K.
Accounts Receivable—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Receivables are written off based on the individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At March 31, 2025 and December 31, 2024, our allowance for our estimate of expected credit losses was zero.
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

Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. At March 31, 2025 and December 31, 2024, contract assets included $30,590 and $38,111 of retainage, respectively, and contract liabilities included $97,717 and $91,917 of retainage, respectively. Retainage on active contracts is classified as current regardless of the term of the contract and is generally collected within one year of the completion of a contract. We anticipate collecting approximately 70% of our March 31, 2025 retainage during the next twelve months, and the balance thereafter. These assets and liabilities are reported on the Condensed Consolidated Balance Sheet within “Contract assets” and “Contract liabilities” on a contract-by-contract basis at the end of each reporting period.
Contract assets decreased by $6,683 compared to December 31, 2024, primarily due to a decrease in retainage, partly offset by higher unbilled revenue. Contract liabilities increased by $25,542 compared to December 31, 2024, due to the timing of advance billings and work progression, partly offset by an increase in retainage. Revenue recognized for the three months ended March 31, 2025 that was included in the contract liability balance on December 31, 2024 was $172,575. Revenue recognized for the three months ended March 31, 2024 that was included in the contract liability balance on December 31, 2023 was $148,951.
50% Owned Subsidiary—Since 2012, the Company has held a 50% ownership interest in Road and Highway Builders, LLC (“RHB”), with Rich Buenting holding the remaining 50% ownership interest. Historically, the Company fully consolidated the entity as a result of its exercise of control of the entity. On December 31, 2024, the parties executed an amendment to the RHB operating agreement to ensure the continuation of this mutually beneficial relationship while addressing the evolving needs and interest of both parties. Under GAAP, this contractual change required Sterling to no longer consolidate RHB’s results with its own and to use equity method accounting with respect to Sterling’s interest in the entity. Beginning January 1, 2025, the Company reports its portion of RHB’s income as a single line item (“Other operating income (expense), net”) in the Consolidated Statements of Operations and reports its interest in RHB at December 31, 2024, and thereafter, as a single line item (“Investment in unconsolidated subsidiary”) in the Consolidated Balance Sheets. RHB’s revenue is no longer included in Sterling’s consolidated revenue in 2025 and Sterling’s consolidated remaining performance obligations (“RPOs”) as of December 31, 2024, and thereafter, do not include RHB’s RPOs. See Note 4 - 50% Owned Subsidiary for more information.
Drake Acquisition—During the first quarter of 2025, Sterling acquired Drake Concrete, LLC (“Drake”) (the “Drake Acquisition”). Drake provides concrete slabs for residential home builders in the Dallas-Fort Worth market. The purchase price was $25,000 in cash plus a four year earn-out opportunity. The Drake Acquisition is accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The results of Drake are included in our Building Solutions segment.
Cash, Cash Equivalents and Restricted Cash—Our cash and cash equivalents are comprised of highly liquid investments with maturities of three months or less. The Company maintains its cash and cash equivalents at major financial institutions. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (“FDIC”) insurance coverage. The Company periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is minimal. There is no restricted cash included in “Other current assets” on the Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, respectively. Restricted cash primarily represents cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements.
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

	March 31, 2025	December 31, 2024
E-Infrastructure Solutions RPOs	$1,216,775	$1,032,109
Transportation Solutions RPOs	860,535	622,085
Building Solutions RPOs - Commercial	51,095	39,029
Total RPOs	$2,128,405	$1,693,223
The Company expects to recognize approximately 80% of its RPOs as revenue during the next twelve months, and the balance thereafter.
Revenue Disaggregation—The following tables present the Company’s revenue disaggregated by major end market and contract type:

	Three Months Ended March 31,
Revenues by major end market	2025	2024
E-Infrastructure Solutions Revenues	$218,263	$184,476

Heavy Highway	87,198	93,377
Aviation	11,511	18,140
Other Services	21,952	37,452
Transportation Solutions Revenues	120,661	148,969

Residential	76,766	83,769
Commercial	15,259	23,146
Building Solutions Revenues	92,025	106,915
Total Revenues	$430,949	$440,360

Revenues by contract type
Lump-Sum	$224,188	$224,161
Fixed-Unit Price	126,562	130,861
Residential and Other	80,199	85,338
Total Revenues	$430,949	$440,360
Variable Consideration
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to the Company’s customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken. Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $4,000 at both March 31, 2025 and December 31, 2024, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes such profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements, may result in changes in revenue and are recognized in the period in which the changes are determined. Changes in contract estimates on performance obligations satisfied or partially satisfied in previous periods resulted in net revenue increases of $30,471 and $21,528 for the three months ended March 31, 2025 and 2024, respectively.

4.	50% OWNED SUBSIDIARY
Financial amounts of RHB and the Company’s share of such amounts which are included in the Company’s Condensed Consolidated Financial Statements are shown below:

	March 31, 2025	December 31, 2024
Current assets - RHB	$110,530	$126,177
Current liabilities - RHB	$124,538	$135,550
Investment in unconsolidated subsidiary - Sterling (1)	$109,291	$107,400

(1) Includes the fair value step up recognized as a result of the deconsolidation of RHB. The fair value step up was $92,079 and $94,225 at March 31, 2025 and December 31, 2024, respectively.

	Three Months Ended March 31,
	2025	2024
RHB’s Statements of Operations
Revenues	$43,446	$38,464
Income before tax	$8,075	$5,091
Sterling’s Statements of Operations
Revenues	$—	$38,464
Income before tax (1)	$1,892	$2,546

(1) For the three months ended March 31, 2025, Sterling’s portion of income before tax includes $1,871 of intangible asset amortization and $275 of depreciation expense related to the basis difference in the fair value step up recognized in the deconsolidation of RHB on December 31, 2024.

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
Summary VIE information is as follows:

	Three Months Ended March 31,
	2025	2024
Revenues	$49,857	$28,625
Operating income	$5,936	$5,250
Net income	$6,859	$5,772

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

	March 31, 2025	December 31, 2024
Current assets	$33,283	$56,545
Current liabilities	$(16,001)	$(33,306)
Receivables from and equity in construction joint ventures	$6,912	$5,811

	Three Months Ended March 31,
	2025	2024
Revenues	$19,626	$13,281
Income before tax	$163	$1,622
Sterling’s noncontrolling interest:
Revenues	$7,850	$6,413
Income before tax	$65	$747
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

6.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	March 31, 2025	December 31, 2024
Construction and transportation equipment	$403,467	$386,946
Buildings and improvements	20,657	20,476
Land	2,168	2,168
Office equipment	3,977	3,772
Total property and equipment	430,269	413,362
Less accumulated depreciation	(185,610)	(176,567)
Total property and equipment, net	$244,659	$236,795
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $12,488 and $11,961 for the three months ended March 31, 2025 and 2024, respectively.

7.	OTHER INTANGIBLE ASSETS
The following table presents our acquired finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		March 31, 2025		December 31, 2024
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	24	$354,990	$(67,609)	$333,183	$(63,717)
Trade names	23	58,877	(12,564)	58,877	(11,953)
Non-compete agreements	5	2,487	(2,487)	2,487	(2,487)
Total	23	$416,354	$(82,660)	$394,547	$(78,157)
    The Company’s intangible amortization expense was $4,503 and $4,297 for the three months ended March 31, 2025 and 2024, respectively.

8.	DEBT
The Company’s outstanding debt was as follows:

	March 31, 2025	December 31, 2024
Term Loan Facility	$310,625	$317,188
Revolving Credit Facility	—	—
Credit Facility	310,625	317,188
Other debt	511	554
Total debt	311,136	317,742
Less - Current maturities of long-term debt	(26,419)	(26,423)
Less - Unamortized debt issuance costs	(1,114)	(1,421)
Total long-term debt	$283,603	$289,898
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
As specified in the Credit Agreement, the Term Loan Facility bears interest at either the base rate plus a margin, or at a one-, three- or six-month Term SOFR rate plus a margin, at the Company’s election. At March 31, 2025, the Company calculated interest using a Term SOFR rate of 4.43% and an applicable margin of 1.50% per annum, and had a weighted average interest rate of approximately 5.90% per annum during the three months ended March 31, 2025. Scheduled principal payments on the Term Loan Facility are made quarterly and total approximately $26,300 and $6,600 for the years ending 2025 and 2026, respectively. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on April 2, 2026. For the three months ended March 31, 2025, the Company made term loan payments of $6,563.
The Revolving Credit Facility bears interest at the same rate options as the Term Loan Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. At March 31, 2025, we had no outstanding borrowings under the $75,000 Revolving Credit Facility.
Debt Issuance Costs—The costs associated with the Credit Facility are reflected on the Condensed Consolidated Balance Sheets as a direct reduction from the related debt liability and amortized over the term of the facility. Amortization of debt issuance costs was $307 and $353 for the three months ended March 31, 2025 and 2024, respectively, and was recorded as interest expense.
Compliance and Other—The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict our ability and the ability of our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain certain financial covenants. As of March 31, 2025, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Condensed Consolidated Balance Sheets. Based upon the current market rates for debt with similar credit risk and maturities, at March 31, 2025 and December 31, 2024, the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR plus an applicable margin.

9.	LEASE OBLIGATIONS
    The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of one month to eleven years, some of which include options to extend the leases for up to ten years.
    The components of lease expense are as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$5,749	$5,691
Short-term lease cost	$5,730	$4,184

Finance lease cost:
Amortization of right-of-use assets	$31	$67
Interest on lease liabilities	8	11
Total finance lease cost	$39	$78
    Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash flows from operating leases	$5,676	$5,335
Operating cash flows from finance leases	$8	$11
Financing cash flows from finance leases	$31	$67

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$814	$2,339
Finance leases	$—	$—

    Supplemental balance sheet information related to leases is as follows:

Operating Leases	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$48,264	$52,668

Current portion of long-term lease obligations	$19,333	$20,498
Long-term lease obligations	29,334	32,455
Total operating lease liabilities	$48,667	$52,953
Finance Leases
Property and equipment, at cost	$1,427	$2,011
Accumulated depreciation	(1,029)	(1,445)
Property and equipment, net	$398	$566

Current maturities of long-term debt	$129	$127
Long-term debt	339	372
Total finance lease liabilities	$468	$499
Weighted Average Remaining Lease Term
Operating leases	4.3	4.3
Finance leases	3.3	3.6
Weighted Average Discount Rate
Operating leases	6.0%	6.0%
Finance leases	6.9%	6.9%
    Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2025 (excluding the three months ended March 31, 2025)	$16,449	$118
2026	16,423	158
2027	6,507	157
2028	3,688	92
2029	2,693	—
2030	2,747	—
Thereafter	7,374	—
Total lease payments	$55,881	$525
Less imputed interest	(7,214)	(57)
Total	$48,667	$468

10.	COMMITMENTS AND CONTINGENCIES
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
The Company, including its construction joint ventures and its 50% owned subsidiary, is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions will have a material impact on the Condensed Consolidated Financial Statements of the Company. There were no significant unresolved legal issues as of March 31, 2025.

11.	INCOME TAXES
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Three Months Ended March 31,
	2025	2024
Current tax expense	$14,430	$6,087
Deferred tax expense	650	1,517
Income tax expense	$15,080	$7,604

Cash (received) paid for income taxes	$(39)	$—
The effective income tax rate for the three months ended March 31, 2025 was 26.1%. The rate varied from the statutory rate primarily as a result of non-deductible compensation, state income taxes and other permanent differences. The Company incurred a $296 tax benefit for the three months ended March 31, 2025 for increased tax deductions related to stock compensation.
The Company's U.S. federal and state income tax returns for 2022 and later are open and subject to examination. Additionally, federal and state NOLs may be adjusted by the taxing authorities for the 2014 and later tax years.
Uncertain Tax Positions (“UTP”)—The Company has a UTP liability of $6,733 and an additional liability related to the UTP for penalties of $1,346 and interest of $1,269 at March 31, 2025. We recognize interest and penalties related to the UTP as administrative expense. The UTP, including penalties and interest, is fully offset by an indemnification receivable at March 31, 2025. The Company estimates that approximately $1,519 of the recorded UTP may be recognized by the end of 2025, with no material impact to the Consolidated Statement of Operations due to the associated indemnification receivable.

12.	STOCK INCENTIVE PLAN AND OTHER EQUITY ACTIVITY
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) and an employee stock purchase plan (the “ESPP”) that are administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”). Changes in common stock and additional paid in capital during the three months ended March 31, 2025 primarily relate to activity associated with the Stock Incentive Plan, the ESPP, shares withheld for taxes and repurchases of the Company’s common stock.
Share Grants—During the three months ended March 31, 2025, the Company granted the following awards under the Stock Incentive Plan:

	Shares	Weighted Average Grant-Date Fair Value per Share
RSUs	36	$158.29
PSUs – EPS Based (at target)	26	$165.57
PSUs – Market Based	8	$231.00
Total shares granted	70
Share Issuances—During the three months ended March 31, 2025, the Company issued the following shares under the Stock Incentive Plan and the ESPP:

Shares
RSUs (issued upon vesting)	12
PSUs – EPS Based (issued upon vesting)	107
PSUs – Liability Based (issued upon vesting)	5
ESPP (issued upon sale)	5
Total shares issued	129

Stock-Based Compensation—The Company recognized $6,344 and $4,048 of stock-based compensation expense during the three months ended March 31, 2025 and 2024, respectively. Included within total stock-based compensation expense for the three months ended March 31, 2025 and 2024 was $87 and $66, respectively, of expense related to the ESPP. Additionally, the Company has liability-based PSUs for which the number of shares awarded is not determined until the vesting date. During the three months ended March 31, 2025 and 2024, the Company recognized $339 and $538, respectively, as a liability and compensation expense, and upon vesting, reclassified the grant date fair value of $632 and $3,200, respectively, from a liability to additional paid in capital. Stock-based compensation expense is primarily recognized within general and administrative expense. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures.
Shares Withheld for Taxes—The Company withheld 47 shares for taxes on the vesting of RSU and PSU stock-based compensation for $5,768 during the three months ended March 31, 2025.
Treasury Stock—On December 5, 2023, the Board of Directors approved a program that authorized repurchases of up to $200,000 of the Company’s common stock. Under the program, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. The Company accounts for the repurchase of treasury shares under the cost method. Under the program, the Company repurchased 340 shares of its common stock for $43,846 during the three months ended March 31, 2025. The program expires on December 5, 2025 and may be modified, extended or terminated by the Board of Directors at any time.

13.	EARNINGS PER SHARE
The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Numerator:	2025	2024
Net income attributable to Sterling common stockholders	$39,477	$31,048

Denominator:
Weighted average common shares outstanding — basic	30,547	30,977
Shares for dilutive unvested stock and warrants	334	209
Weighted average common shares outstanding — diluted	30,881	31,186

Net income per share attributable to Sterling common stockholders:
Basic	$1.29	$1.00
Diluted	$1.28	$1.00
There were 34 and 44 weighted average unvested shares that were excluded from the calculation of diluted EPS under the treasury stock method, as they were anti-dilutive, for the three months ended March 31, 2025 and 2024, respectively.

14.	SUPPLEMENTAL CASH FLOW INFORMATION
    The following table summarizes the changes in the components of operating assets and liabilities:

	Three Months Ended March 31,
	2025	2024
Accounts receivable	$(32,233)	$(21,581)
Contracts in progress, net	31,428	41,160
Receivables from and equity in construction joint ventures	(1,101)	(716)
Receivable from affiliate	32,054	—
Other current and non-current assets	(196)	(70)
Accounts payable	(5,438)	(17,041)
Accrued compensation and other liabilities	(4,128)	2,010
Members' interest subject to mandatory redemption and undistributed earnings	—	(10,011)
Changes in operating assets and liabilities	$20,386	$(6,249)

15.	RELATED PARTY TRANSACTIONS
The Company has a limited number of related party transactions. The most significant transactions relate to property leases with the management of certain subsidiaries who own or have an ownership interest in real estate and other companies. The leases are for office space, equipment yards or maintenance shops and have an annual cost of approximately $4,000. The leases expire at various points over the next two to eight years. Additionally, the Company had a receivable from RHB of approximately $32,100 at December 31, 2024, of which approximately $25,800 was for certain RHB operating costs paid on its behalf and approximately $6,300 was for undistributed earnings of RHB. The Company collected the entire receivable in the first quarter of 2025. During the three months ended March 31, 2025, the Company has performed work for and received services from entities owned or partially owned by the management of certain subsidiaries. For the work performed, the Company earned approximately $3,900 in revenue, and for the services received, incurred approximately $60 of expense for the three months ended March 31, 2025.

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

The following table presents segment revenues, significant segment expenses, and measures of segment profit or loss for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Revenues	2025	2024
E-Infrastructure Solutions	$218,263	$184,476
Transportation Solutions	120,661	148,969
Building Solutions	92,025	106,915
Total Revenues	$430,949	$440,360

Cost of Revenues
E-Infrastructure Solutions	$(156,521)	$(145,081)
Transportation Solutions	(104,665)	(131,295)
Building Solutions	(74,923)	(87,080)
Total Cost of Revenues	$(336,109)	$(363,456)

Gross Profit
E-Infrastructure Solutions	$61,742	$39,395
Transportation Solutions	15,996	17,674
Building Solutions	17,102	19,835
Total Gross Profit	$94,840	$76,904

General and Administrative Expense
E-Infrastructure Solutions	$(12,133)	$(9,253)
Transportation Solutions	(6,635)	(7,394)
Building Solutions	(3,214)	(2,736)
Segment General and Administrative Expense	(21,982)	(19,383)
Corporate	(12,649)	(7,915)
Total General and Administrative Expense	$(34,631)	$(27,298)

Intangible Amortization
E-Infrastructure Solutions	$(2,967)	$(2,973)
Transportation Solutions	—	—
Building Solutions	(1,536)	(1,324)
Total Intangible Amortization	$(4,503)	$(4,297)

Other Operating Income (Expense), Net
E-Infrastructure Solutions	$—	$—
Transportation Solutions	1,892	(2,148)
Building Solutions	—	—
Total Other Operating Income (Expense), Net	$1,892	$(2,148)

Operating Income
E-Infrastructure Solutions	$46,642	$27,169
Transportation Solutions	11,253	8,132
Building Solutions	12,352	15,775
Segment Operating Income	70,247	51,076
Corporate G&A Expense	(12,649)	(7,915)
Acquisition Related Costs	(179)	(36)
Earn-out Expense	(1,343)	(1,000)
Total Operating Income	$56,076	$42,125

The following table presents depreciation by reportable segment:

	Three Months Ended March 31,
Depreciation	2025	2024
E-Infrastructure Solutions	$(9,760)	$(8,154)
Transportation Solutions	(2,065)	(3,372)
Building Solutions	(346)	(258)
Corporate	(317)	(177)
Total Depreciation	$(12,488)	$(11,961)
The following table presents assets by reportable segment:

	March 31,	December 31,
Assets	2025	2024
E-Infrastructure Solutions	$974,040	$958,107
Transportation Solutions	220,166	178,143
Building Solutions	261,210	238,776
Corporate	579,123	641,748
Total Assets	$2,034,539	$2,016,774

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
•our ability to meet the terms and conditions of our debt obligations and covenants; and
•the other risks discussed in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) under “Part I, Item 1A. Risk Factors,” other portions of this Report, or our other filings with the Securities and Exchange Commission (the “SEC”).
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

OVERVIEW
General—Sterling operates through a variety of subsidiaries within three segments specializing in E-Infrastructure, Transportation and Building Solutions in the United States, primarily across the Southern, Northeastern, Mid-Atlantic and Rocky Mountain regions and the Pacific Islands. E-Infrastructure Solutions provides advanced, large-scale site development services for manufacturing, data centers, distribution centers, warehousing, power generation and more. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, rail and storm drainage systems. Building Solutions includes residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs, other concrete work, plumbing services, and surveys for new single-family residential builds. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.
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
Under GAAP, this contractual change required Sterling to no longer consolidate RHB’s results with its own and to use equity method accounting with respect to Sterling’s interest in the entity. Beginning January 1, 2025, the Company reports its portion of RHB’s income as a single line item (“Other operating income (expense), net”) in the Consolidated Statements of Operations and reports its interest in RHB at March 31, 2025, and thereafter, as a single line item (“Investment in unconsolidated subsidiary”) in the Consolidated Balance Sheets. RHB’s revenue is no longer included in Sterling’s consolidated revenue in 2025 and Sterling’s consolidated backlog figures as of December 31, 2024, and thereafter, do not include RHB’s backlog.
Drake Acquisition—During the first quarter of 2025, Sterling acquired Drake Concrete, LLC (“Drake”) (the “Drake Acquisition”). Drake provides concrete slabs for residential home builders in the Dallas-Fort Worth market. The acquisition strengthens Sterling’s geographic footprint within the DFW metroplex and expands and deepens the customer base, given limited customer overlap with Tealstone. The purchase price was $25 million in cash plus a four year earn-out opportunity. The results of Drake are included in our Building Solutions segment.
MARKET OUTLOOK AND TRENDS
We see favorable opportunities for long-term growth across each of our business segments. We remain focused on our strategic objectives, which include: 1) growth in our E-Infrastructure Solutions segment, with particular focus on large, high-value projects; 2) risk reduction through a continued shift in our Transportation Solutions business away from low-bid heavy highway work, and toward alternative delivery and design-build projects; 3) continuing to grow market share and geographic presence in Building Solutions; and 4) improving our margins in each of our segments.
E-Infrastructure Solutions—Our E-Infrastructure Solutions business is driven by our customers’ investments in the development of data centers, advanced manufacturing centers, e-commerce distribution centers and warehouses. We foresee significant growth opportunities tied to the implementation of multi-year capital deployment plans by data center customers, including hyperscalers, colocation providers and others. These investments are driven by the need to support the increasing use of cloud computing applications, increasing adoption and complexity of artificial intelligence applications and digital transformation across industries. Additionally, we continue to see significant opportunity related to the construction of manufacturing capacity in the U.S., including semiconductor fabrication. Following a decline in activity that began in 2023, awards in the e-commerce distribution sector began to strengthen in late 2024 and early 2025. Small warehouse activity, which began to decline in 2023 and remained soft in 2024, is beginning to exhibit signs of recovery.
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
Building Solutions—Our Building Solutions segment is comprised of our residential and commercial businesses. The segment is driven by new home starts in Dallas-Fort Worth, the segment’s largest market, and continued expansion in the Houston and Phoenix markets. Building Solutions' core customer base includes top national, regional and custom home builders in our areas. In 2022, the residential market experienced significant price volatility and availability for key materials, including concrete, steel and lumber, as well as increases in subcontractor labor costs and decreased labor availability. The Company negotiated with customers to successfully recoup the increases in material and labor costs through price increases. We saw strong, consistent recovery in residential activity through 2023 and experienced volume growth across each geography. While this strength continued into early 2024, in the second quarter of 2024 the combined impact of interest rate uncertainty and affordability challenges drove a decline in the market which continued through the remainder of the year and into early 2025. While we anticipate that demand will remain muted in the near-term, we believe the dynamics in our markets, including population growth and structural housing shortages, support a return to growth over a multi-year time period.
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
At March 31, 2025, our Backlog was $2.13 billion, as compared to $1.69 billion at December 31, 2024, with a book-to-burn ratio of 2.2X for the three months ended March 31, 2025. The Company’s margin in Backlog has increased to 17.7% at March 31, 2025 from 16.7% at December 31, 2024, driven by a greater mix of E-Infrastructure Solutions backlog and an improved backlog margin mix within Transportation Solutions.
Unsigned Awards were $103.2 million at March 31, 2025 and $137.9 million at December 31, 2024. Combined Backlog totaled $2.23 billion and $1.83 billion at March 31, 2025 and December 31, 2024, respectively, with a book-to-burn ratio of 2.1X for the three months ended March 31, 2025.

RESULTS OF OPERATIONS
Consolidated Results
Consolidated financial highlights for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Revenues	$430,949	$440,360
Gross profit	94,840	76,904
General and administrative expense	(34,631)	(27,298)
Intangible asset amortization	(4,503)	(4,297)
Acquisition related costs	(179)	(36)
Earn-out expense	(1,343)	(1,000)
Other operating income (expense), net	1,892	(2,148)
Operating income	56,076	42,125
Interest, net	1,595	(762)
Income before income taxes and noncontrolling interests	57,671	41,363
Income tax expense	(15,080)	(7,604)
Less: Net income attributable to noncontrolling interests	(3,114)	(2,711)
Net income attributable to Sterling common stockholders	$39,477	$31,048

Gross margin	22.0%	17.5%
Revenues—Revenues were $430.9 million for the first quarter of 2025, compared to $440.4 million in the first quarter of 2024. Excluding $38.5 million of RHB revenue from the first quarter of 2024, revenues increased $29.1 million, which was driven by a $33.8 million increase in E-Infrastructure Solutions and a $10.2 million increase in Transportation Solutions, partly offset by a $14.9 million decrease in Building Solutions.
Gross profit and margin—Gross profit was $94.8 million for the first quarter of 2025, an increase of $17.9 million, or 23.3%, compared to the first quarter of 2024. The Company’s gross margin as a percentage of revenue increased to 22.0% in the first quarter of 2025, as compared to 17.5% in the first quarter of 2024.
Contracts in progress that were not substantially complete totaled approximately 210 and 230 at March 31, 2025 and 2024, respectively. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percentage of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and the stage of completion of contracts.
General and administrative expense—General and administrative expenses were $34.6 million, or 8.0% of revenue, for the first quarter of 2025, compared to $27.3 million, or 6.2% of revenue, for the first quarter of 2024. The increase in expense reflects higher performance based compensation, one-time severance costs, increased headcount to support growth, and inflation in the first quarter of 2025. The Company anticipates that general and administrative expense will be approximately 6.3% of revenue for the full year 2025.
Other operating income (expense), net—Other operating income (expense), net, includes the 50% portion of earnings related to our 50% owned subsidiary and occasionally other miscellaneous operating income or expense. In 2025, Sterling’s 50% portion of interest earnings are treated as income and increase the investment in unconsolidated subsidiary account. In 2024, the Members’ 50% portion of earnings was treated as an expense and an increase to the liability account. During the first quarter of 2025, Sterling’s 50% portion of interest earnings was $1.9 million, compared to $2.1 million of expense for the Members’ 50% interest portion of earnings in the first quarter of 2024.
Interest, net—Combined interest expense and income was net income of $1.6 million for the first quarter of 2025, compared to net expense of $0.8 million for the first quarter of 2024. The higher interest income was due to increased interest rates on our growing cash balance.
Income taxes—The effective income tax rate was 26.1% for the first quarter of 2025. The rate varied from the statutory rate primarily as a result of non-deductible compensation, state income taxes and other permanent differences. The Company incurred a $0.3 million tax rate benefit for the first quarter of 2025 for increased tax deductions related to stock compensation. The Company anticipates an effective income tax rate for the full year 2025 of approximately 26%. See Note 11 - Income Taxes for more information.
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

(In thousands)	Three Months Ended March 31,
Revenues	2025	% of Revenue	2024	% of Revenue
E-Infrastructure Solutions	$218,263	51%	$184,476	42%
Transportation Solutions	120,661	28%	148,969	34%
Building Solutions	92,025	21%	106,915	24%
Total Revenues	$430,949		$440,360

Operating Income
E-Infrastructure Solutions	$46,642	21.4%	$27,169	14.7%
Transportation Solutions	11,253	9.3%	8,132	5.5%
Building Solutions	12,352	13.4%	15,775	14.8%
Segment Operating Income	70,247	16.3%	51,076	11.6%
Corporate G&A Expense	(12,649)		(7,915)
Acquisition Related Costs	(179)		(36)
Earn-out Expense	(1,343)		(1,000)
Total Operating Income	$56,076	13.0%	$42,125	9.6%
E-Infrastructure Solutions
Revenues—Revenues were $218.3 million for the first quarter of 2025, an increase of $33.8 million, or 18.3%, compared to the first quarter of 2024. The increase was primarily driven by higher volume from data centers, partly offset by lower volume from warehouses and distribution centers.
Operating income—Operating income was $46.6 million, or 21.4% of revenue, for the first quarter of 2025, an increase of $19.5 million, compared to $27.2 million, or 14.7% of revenue, for the first quarter of 2024. The increases in operating income and margin were driven by a project mix shift toward large mission-critical projects, partly offset by lower volume from warehouses and distribution centers.
Transportation Solutions
Revenues—Revenues were $120.7 million for the first quarter of 2025, compared to $149.0 million in the first quarter of 2024. Excluding $38.5 million of RHB revenue from the first quarter of 2024, revenues increased $10.2 million, driven by higher heavy highway revenue.
Operating Income—Operating income was $11.3 million, or 9.3% of revenue, for the first quarter of 2025, an increase of $3.1 million, compared to $8.1 million, or 5.5% of revenue, for the first quarter of 2024. The increases in operating income and margin were driven by an improved project margin mix.
Building Solutions
Revenues—Revenues were $92.0 million for the first quarter of 2025, a decrease of $14.9 million, or 13.9%, compared to the first quarter of 2024. The decrease was primarily driven by lower commercial volume and fewer residential slabs completed compared to the first quarter of 2024. Our residential concrete slab and plumbing businesses were impacted by a slowdown in all markets in the quarter, driven by unusually severe weather and prospective homebuyers struggling with affordability challenges.
Operating income—Operating income was $12.4 million, or 13.4% of revenue, for the first quarter of 2025, a decrease of $3.4 million, compared to $15.8 million, or 14.8% of revenue, for the first quarter of 2024. The decreases in operating income and margin were driven by the aforementioned lower volume.
LIQUIDITY AND SOURCES OF CAPITAL
Cash and Cash Equivalents—Total cash and cash equivalents at March 31, 2025 and December 31, 2024 includes the following components:

(In thousands)	March 31, 2025	December 31, 2024
Generally Available	$538,552	$566,399
Construction Joint Ventures	100,095	97,796
Total cash and cash equivalents	$638,647	$664,195
The following table presents consolidated information about our cash flows:

(In thousands)	Three Months Ended March 31,
Net cash provided by (used in):	2025	2024
Operating activities	$84,883	$49,591
Investing activities	(54,211)	(21,047)
Financing activities	(56,220)	(19,693)
Net change in cash and cash equivalents	$(25,548)	$8,851
Operating Activities—During the three months ended March 31, 2025, net cash provided by operating activities was $84.9 million, compared to net cash provided by operating activities of $49.6 million for the three months ended March 31, 2024. Cash flows provided by operating activities were primarily driven by higher operating income, the collection of the receivable from affiliate, and changes in our accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below.
Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in components of Contract Capital during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Contracts in progress, net	$31,428	$41,160
Accounts receivable	(32,233)	(21,581)
Receivables from and equity in construction joint ventures	(1,101)	(716)
Accounts payable	(5,438)	(17,041)
Change in Contract Capital, net	$(7,344)	$1,822
During the three months ended March 31, 2025, the change in Contract Capital was $7.3 million, which was primarily driven by the E-Infrastructure Solutions segment due to the increased size and duration of its projects in progress. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.
Investing Activities—During the three months ended March 31, 2025, net cash used in investing activities was $54.2 million, compared to net cash used of $21.0 million in the three months ended March 31, 2024. The net cash used during the period was primarily driven by $37.9 million for acquisitions (including $25 million for the Drake Acquisition) and $17.9 million for purchases of capital equipment, partly offset by $1.6 million of cash proceeds from the sale of property and equipment. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment.
Financing Activities—During the three months ended March 31, 2025, net cash used in financing activities was $56.2 million, compared to net cash used of $19.7 million for the three months ended March 31, 2024. The financing cash outflow during the period was primarily driven by $43.8 million for the repurchase of common stock, $6.6 million of repayments on the Term Loan Facility, and $5.8 million for withholding taxes paid on the net share settlement of vested equity awards.
Capital Strategy—The Company will continue to explore additional revenue growth and capital alternatives to improve leverage and strengthen its financial position in order to take advantage of trends in the civil infrastructure and E-infrastructure markets. The Company also expects to continue to pursue strategic uses of its cash, such as investing in projects or businesses that meet its gross margin and overall profitability targets, managing its debt balances and repurchasing shares of its common stock.
JOINT VENTURES
We participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects. The joint venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Although our agreements with our joint venture partners provide that each party will assume and fund its share of any losses resulting from a project, if one of our partners is unable to pay its share, we would be fully liable for such share under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion to which it committed in the joint venture agreement. See the 2024 Form 10-K under “Part I, Item 1A. Risk Factors.”
 At March 31, 2025, there was approximately $38 million of construction work to be completed on unconsolidated construction joint venture contracts, of which approximately $15 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of March 31, 2025, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.
NEW ACCOUNTING STANDARDS
See Note 2 - Basis of Presentation and Significant Accounting Policies for a discussion of new accounting standards.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s discussion of critical accounting estimates from those described in Item 7 of our 2024 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan facility (collectively, the “Credit Facility”) and our cash and cash equivalents balance. Our indebtedness as of March 31, 2025 included $310.6 million of variable rate debt under our Credit Facility. At March 31, 2025 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $3.1 million per year. As of March 31, 2025, we held cash and cash equivalents of $638.6 million. At March 31, 2025 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest income by approximately $6.4 million per year.
Other
Fair Value—The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. Based upon the current market rates for debt with similar credit risk and maturities, at March 31, 2025, the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR plus an applicable margin.
Inflation—Since 2021, supply chain volatility and inflation has resulted in price increases in oil, fuel, lumber, concrete, steel and labor which have increased our cost of operations, and inflation has increased our general and administrative expense. Anticipated cost increases are considered in our bids to customers; however, inflation has had, and may continue to have, a negative impact on the Company’s financial results.

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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2025. The Company acquired two businesses in 2024 and has acquired two more in the quarter ended March 31, 2025 and, as permitted by SEC guidance for newly acquired businesses, we have elected to exclude the acquired business operations of the acquisitions from the scope of design and operation of our disclosure controls and procedures for the quarter ended March 31, 2025. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2025 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company, including its construction joint ventures and its 50% owned subsidiary, is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. The Company reviews current information about these proceedings and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. See Note 10 - “Commitments and Contingencies”, included in the unaudited Notes to our Condensed Consolidated Financial Statements included in Part 1 Item 1. Condensed Consolidated Financial Statements of this Report for additional information.
Item 1A. Risk Factors
There have not been any material changes from the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of the 2024 Form 10-K. These risk factors should be carefully considered, as they could materially affect the Company’s business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth certain information with respect to repurchases of our common stock in the open market during the quarter ended March 31, 2025 (in thousands, except price per share data):

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
January 1 – January 31, 2025	61	$162.93	61	$119,404
February 1 – February 28, 2025	80	$125.72	80	$109,405
March 1 – March 31, 2025	199	$119.82	199	$85,558
Total	340	$128.98	340

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
Item 5. Other Information
On March 17, 2025, Dana O’Brien, a director of the Company, entered into a “Rule 10b5-1 trading arrangement”, as defined in Item 408(a) of Regulation S-K, for the sale of 10,154 shares of common stock. The trading arrangement terminates upon the sale of all shares or March 17, 2026, whichever occurs first.
During the quarter ended March 31, 2025, no other director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Actual sale transactions for pre-existing “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules and regulations.
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

STERLING INFRASTRUCTURE, INC.

Date: May 6, 2025	By:	/s/ Ronald A. Ballschmiede
Ronald A. Ballschmiede
Chief Financial Officer and Duly Authorized Officer