Form 10-Q
period 2025-06-30
STERLING INFRASTRUCTURE, INC.
filed 2025-08-05
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of August 1, 2025 – 30,419,831

STERLING INFRASTRUCTURE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$614,468	$582,822	$1,045,417	$1,023,182
Cost of revenues	(471,328)	(470,079)	(807,437)	(833,535)
Gross profit	143,140	112,743	237,980	189,647
General and administrative expense	(33,987)	(27,856)	(68,618)	(55,154)
Intangible asset amortization	(4,536)	(4,280)	(9,039)	(8,577)
Acquisition related costs	(2,495)	(101)	(2,674)	(137)
Earn-out expense	(1,343)	(1,000)	(2,686)	(2,000)
Other operating income (expense), net	3,785	(6,772)	5,677	(8,920)
Operating income	104,564	72,734	160,640	114,859
Interest income	6,901	6,305	13,728	12,207
Interest expense	(4,995)	(6,513)	(10,227)	(13,177)
Income before income taxes	106,470	72,526	164,141	113,889
Income tax expense	(27,362)	(17,952)	(42,442)	(25,556)
Net income, including noncontrolling interests	79,108	54,574	121,699	88,333
Less: Net income attributable to noncontrolling interests	(8,117)	(2,695)	(11,231)	(5,406)
Net income attributable to Sterling common stockholders	$70,991	$51,879	$110,468	$82,927

Net income per share attributable to Sterling common stockholders:
Basic	$2.33	$1.68	$3.62	$2.68
Diluted	$2.31	$1.67	$3.59	$2.66

Weighted average common shares outstanding:
Basic	30,408	30,914	30,477	30,945
Diluted	30,762	31,145	30,804	31,158

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents ($147,572 and $97,796 related to variable interest entities (“VIEs”))	$699,373	$664,195
Accounts receivable ($36,550 and $17,851 related to VIEs)	347,661	247,050
Contract assets ($20 and $0 related to VIEs)	51,778	55,387
Receivables from and equity in construction joint ventures	7,968	5,811
Receivable from affiliate (Note 15)	2,540	32,054
Other current assets	22,979	17,383
Total current assets	1,132,299	1,021,880
Property and equipment, net	244,810	236,795
Investment in unconsolidated subsidiary	109,040	107,400
Operating lease right-of-use assets, net	44,470	52,668
Goodwill	283,664	264,597
Other intangibles, net	329,158	316,390
Other non-current assets, net	17,449	17,044
Total assets	$2,160,890	$2,016,774

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($38,932 and $23,964 related to VIEs)	$159,259	$130,420
Contract liabilities ($80,640 and $51,660 related to VIEs)	553,171	508,846
Current maturities of long-term debt ($20 and $0 related to VIEs)	15,162	26,423
Current portion of long-term lease obligations	18,202	20,498
Accrued compensation	36,596	36,774
Other current liabilities	13,841	18,997
Total current liabilities	796,231	741,958
Long-term debt	283,050	289,898
Long-term lease obligations	26,729	32,455
Deferred tax liability, net	114,774	109,360
Other long-term liabilities	28,733	16,625
Total liabilities	1,249,517	1,190,296
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $0.01 per share; 58,000 shares authorized, 31,170 and 31,170 shares issued and 30,419 and 30,669 shares outstanding	312	312
Additional paid in capital	287,596	288,395
Treasury stock, at cost: 751 and 501 shares	(99,126)	(63,121)
Retained earnings	692,963	582,495
Total Sterling stockholders’ equity	881,745	808,081
Noncontrolling interests	29,628	18,397
Total stockholders’ equity	911,373	826,478
Total liabilities and stockholders’ equity	$2,160,890	$2,016,774

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$121,699	$88,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,613	33,183
Amortization of debt issuance costs and non-cash interest	472	597
Gain on disposal of property and equipment	(1,340)	(2,964)
Distribution of earnings from unconsolidated subsidiary	10,319	—
Equity in earnings from unconsolidated subsidiary	(5,677)	—
Deferred taxes	5,414	3,517
Stock-based compensation	12,278	9,382
Changes in operating assets and liabilities (Note 14)	(7,467)	38,513
Net cash provided by operating activities	170,311	170,561
Cash flows from investing activities:
Acquisitions, net of cash acquired	(37,860)	(1,016)
Capital expenditures	(31,262)	(51,309)
Proceeds from sale of property and equipment	2,645	6,944
Net cash used in investing activities	(66,477)	(45,381)
Cash flows from financing activities:
Repayments of debt	(17,275)	(13,324)
Repurchase of common stock	(43,846)	(30,142)
Withholding taxes paid on net share settlement of equity awards	(6,126)	(13,264)
Debt issuance costs	(1,409)	—
Other	—	(28)
Net cash used in financing activities	(68,656)	(56,758)
Net change in cash, cash equivalents, and restricted cash	35,178	68,422
Cash, cash equivalents and restricted cash at beginning of period	664,195	471,563
Cash, cash equivalents and restricted cash at end of period	699,373	539,985
Less: restricted cash	—	—
Cash and cash equivalents at end of period	$699,373	$539,985

Non-cash items:
Accrued capital expenditures	$1,932	$1,325

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings	Total Sterling Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	30,669	$312	$288,395	501	$(63,121)	$582,495	$808,081	$18,397	$826,478
Net income	—	—	—	—	—	39,477	39,477	3,114	42,591
Stock-based compensation	—	—	6,976	—	—	—	6,976	—	6,976
Repurchase of common stock	(340)	—	—	340	(43,846)	—	(43,846)	—	(43,846)
Issuance of stock	129	—	(12,321)	(129)	12,817	—	496	—	496
Shares withheld for taxes	(47)	—	—	47	(5,768)	—	(5,768)	—	(5,768)
Balance at March 31, 2025	30,411	$312	$283,050	759	$(99,918)	$621,972	$805,416	$21,511	$826,927
Net income	—	—	—	—	—	70,991	70,991	8,117	79,108
Stock-based compensation	—	—	5,247	—	—	—	5,247	—	5,247
Issuance of stock	11	—	(701)	(11)	1,150	—	449	—	449
Shares withheld for taxes	(3)	—	—	3	(358)	—	(358)	—	(358)
Balance at June 30, 2025	30,419	$312	$287,596	751	$(99,126)	$692,963	$881,745	$29,628	$911,373

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings	Total Sterling Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	30,926	$309	$293,570	—	$—	$325,034	$618,913	$4,940	$623,853
Net income	—	—	—	—	—	31,048	31,048	2,711	33,759
Stock-based compensation	—	—	7,248	—	—	—	7,248	—	7,248
Issuance of stock	358	2	370	—	—	—	372	—	372
Shares withheld for taxes	(124)	—	(13,015)	—	—	—	(13,015)	—	(13,015)
Balance at March 31, 2024	31,160	$311	$288,173	—	$—	$356,082	$644,566	$7,651	$652,217
Net income	—	—	—	—	—	51,879	51,879	2,695	54,574
Stock-based compensation	—	—	4,273	—	—	—	4,273	—	4,273
Repurchase of common stock	(299)	—	—	299	(30,142)	—	(30,142)	—	(30,142)
Issuance of stock	17	1	(1,016)	(13)	1,385	—	370	—	370
Shares withheld for taxes	(2)	—	—	2	(249)	—	(249)	—	(249)
Other	—	—	(29)	—	—	—	(29)	—	(29)
Balance at June 30, 2024	30,876	$312	$291,401	288	$(29,006)	$407,961	$670,668	$10,346	$681,014
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
Basis of Presentation
Presentation Basis—The accompanying Condensed Consolidated Financial Statements are presented in accordance with accounting policies generally accepted in the United States (“GAAP”) and reflect all wholly owned subsidiaries and those entities the Company is required to consolidate. See the “50% Owned Subsidiary” section of this Note and Note 5 - Construction Joint Ventures for further discussion of the Company’s consolidation policy for those entities that are not wholly owned. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Values presented within the Notes (excluding per share data) are in thousands. Reclassifications have been made to historical financial data in the Condensed Consolidated Financial Statements to conform to the current year presentation.
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
Accounts Receivable—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Receivables are written off based on the individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At June 30, 2025 and December 31, 2024, our allowance for our estimate of expected credit losses was zero.
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

Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. At June 30, 2025 and December 31, 2024, contract assets included $28,167 and $38,111 of retainage, respectively, and contract liabilities included $104,088 and $91,917 of retainage, respectively. Retainage on active contracts is classified as current regardless of the term of the contract and is generally collected within one year of the completion of a contract. We anticipate collecting approximately 70% of our June 30, 2025 retainage during the next twelve months, and the balance thereafter. These assets and liabilities are reported on the Condensed Consolidated Balance Sheet within “Contract assets” and “Contract liabilities” on a contract-by-contract basis at the end of each reporting period.
Contract assets decreased by $3,609 compared to December 31, 2024, primarily due to a decrease in retainage, partly offset by higher unbilled revenue. Contract liabilities increased by $44,325 compared to December 31, 2024, due to the timing of advance billings and work progression, partly offset by an increase in retainage. Revenue recognized for the three and six months ended June 30, 2025 that was included in the contract liability balance on December 31, 2024 was $108,474 and $281,049, respectively. Revenue recognized for the three and six months ended June 30, 2024 that was included in the contract liability balance on December 31, 2023 was $86,113 and $235,064, respectively.
50% Owned Subsidiary—Since 2012, the Company has held a 50% ownership interest in Road and Highway Builders, LLC (“RHB”), with Rich Buenting holding the remaining 50% ownership interest. Historically, the Company fully consolidated the entity as a result of its exercise of control of the entity. On December 31, 2024, the parties executed an amendment to the RHB operating agreement to ensure the continuation of this mutually beneficial relationship while addressing the evolving needs and interest of both parties. Under GAAP, this contractual change required Sterling to no longer consolidate RHB’s results with its own and to use equity method accounting with respect to Sterling’s interest in the entity. Beginning January 1, 2025, the Company reports its portion of RHB’s income as a single line item (“Other operating income (expense), net”) in the Condensed Consolidated Statements of Operations and reports its interest in RHB at December 31, 2024, and thereafter, as a single line item (“Investment in unconsolidated subsidiary”) in the Condensed Consolidated Balance Sheets. RHB’s revenue is no longer included in Sterling’s consolidated revenue in 2025 and Sterling’s consolidated remaining performance obligations (“RPOs”) as of December 31, 2024, and thereafter, do not include RHB’s RPOs. See Note 4 - 50% Owned Subsidiary for more information.
Drake Acquisition—During the first quarter of 2025, Sterling acquired Drake Concrete, LLC (“Drake”) (the “Drake Acquisition”). Drake provides concrete slabs for residential home builders in the Dallas-Fort Worth market. The purchase price was $25,000 in cash plus a four year earn-out opportunity. The Drake Acquisition is accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The results of Drake since the date of acquisition are included in our Building Solutions segment.
Cash, Cash Equivalents and Restricted Cash—Our cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less. The Company maintains its cash and cash equivalents at major financial institutions. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (“FDIC”) insurance coverage. The Company periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is minimal. There is no restricted cash included in the Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, respectively.
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

	June 30, 2025	December 31, 2024
E-Infrastructure Solutions RPOs	$1,249,711	$1,032,109
Transportation Solutions RPOs	714,983	622,085
Building Solutions RPOs - Commercial	44,001	39,029
Total RPOs	$2,008,695	$1,693,223
At June 30, 2025, the Company expects to recognize approximately 78% of its RPOs as revenue during the next twelve months, and the balance thereafter.
Revenue Disaggregation—The following tables present the Company’s revenue disaggregated by major end market and contract type:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues by major end market	2025	2024	2025	2024
E-Infrastructure Solutions Revenues	$310,406	$241,312	$528,669	$425,788

Heavy Highway	133,109	161,863	220,307	255,240
Aviation	15,797	22,634	27,308	40,774
Other Services	47,891	48,278	69,843	85,730
Transportation Solutions Revenues (1)	196,797	232,775	317,458	381,744

Residential	91,812	84,682	168,578	168,451
Commercial	15,453	24,053	30,712	47,199
Building Solutions Revenues	107,265	108,735	199,290	215,650
Total Revenues (1)	$614,468	$582,822	$1,045,417	$1,023,182

Revenues by contract type
Lump-Sum	$323,186	$274,701	$547,374	$498,862
Fixed-Unit Price	200,034	221,297	326,596	352,158
Residential and Other	91,248	86,824	171,447	172,162
Total Revenues (1)	$614,468	$582,822	$1,045,417	$1,023,182

(1) Due to the deconsolidation of RHB on December 31, 2024, RHB’s revenue is no longer included in Sterling’s consolidated revenue in 2025. For the three and six months ended June 30, 2024, RHB had revenue of $73,947 and $112,411, respectively, included within Transportation Solutions and Total Revenues.

Variable Consideration
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to the Company’s customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken. Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $2,900 and $4,000, at June 30, 2025 and December 31, 2024, respectively, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes such profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements, may result in changes in revenue and are recognized in the period in which the changes are determined. Changes in contract estimates on performance obligations satisfied or partially satisfied in previous periods resulted in net revenue increases of $42,011 and $72,482 for the three and six months ended June 30, 2025, respectively, and net revenue increases of $30,823 and $52,351 for the three and six months ended June 30, 2024, respectively.

4.	50% OWNED SUBSIDIARY
Financial amounts of RHB and the Company’s share of such amounts are shown below:

	June 30, 2025	December 31, 2024
Current assets - RHB’s Balance Sheet	$115,819	$126,177
Current liabilities - RHB’s Balance Sheet	$124,894	$135,550
Investment in unconsolidated subsidiary - Sterling’s Balance Sheet (1)	$109,040	$107,400

(1) Includes the basis difference recognized as a result of the deconsolidation of RHB. The basis difference was $96,214 and $100,507 at June 30, 2025 and December 31, 2024, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RHB’s Statements of Operations
Revenues	$61,321	$73,947	$104,767	$112,411
Income before tax	$11,865	$14,520	$19,940	$19,611
Sterling’s Statements of Operations
Revenues	$—	$73,947	$—	$112,411
Income before tax (1)	$3,785	$7,260	$5,677	$9,806

(1) For the three and six months ended June 30, 2025, Sterling’s portion of income before tax includes $1,872 and $3,743, respectively of intangible asset amortization and $275 and $550, respectively of depreciation expense related to the basis difference in the fair value step up recognized in the deconsolidation of RHB on December 31, 2024.

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
Summary Consolidated VIE information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$99,481	$42,257	$149,338	$70,882
Operating income	$16,535	$5,270	$22,471	$10,520
Net income	$17,668	$5,916	$24,527	$11,688

Joint Ventures with a Noncontrolling Interest—The Company accounts for VIEs for which we are not the primary beneficiary as unconsolidated joint ventures using a pro-rata basis in the Condensed Consolidated Statements of Operations and as a single line item (“Receivables from and equity in construction joint ventures”) in the Condensed Consolidated Balance Sheets. This method is a permissible modification of the equity method of accounting which is a common practice in the construction industry. Combined financial amounts of joint ventures in which the Company has a noncontrolling interest and the Company’s share of such amounts which are included in the Company’s Condensed Consolidated Financial Statements are shown below:

	June 30, 2025	December 31, 2024
Current assets	$26,850	$56,545
Current liabilities	$(6,928)	$(33,306)
Receivables from and equity in construction joint ventures	$7,968	$5,811

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$15,258	$23,467	$34,884	$36,748
Income before tax	$2,641	$2,495	$2,804	$4,117
Sterling’s noncontrolling interest:
Revenues	$6,104	$11,372	$13,954	$17,785
Income before tax	$1,057	$1,220	$1,122	$1,967
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

6.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	June 30, 2025	December 31, 2024
Construction and transportation equipment	$413,686	$386,946
Buildings and improvements	20,662	20,476
Land	2,168	2,168
Office equipment	3,994	3,772
Total property and equipment	440,510	413,362
Less accumulated depreciation	(195,700)	(176,567)
Total property and equipment, net	$244,810	$236,795
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $13,086 and $25,574 for the three and six months ended June 30, 2025, respectively, and $12,645 and $24,606 for the three and six months ended June 30, 2024, respectively.

7.	OTHER INTANGIBLE ASSETS
The following table presents our acquired finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		June 30, 2025		December 31, 2024
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	24	$354,990	$(71,534)	$333,183	$(63,717)
Trade names	23	58,877	(13,175)	58,877	(11,953)
Total	23	$413,867	$(84,709)	$392,060	$(75,670)
    The Company’s intangible amortization expense was $4,536 and $9,039 for the three and six months ended June 30, 2025, respectively, and $4,280 and $8,577 for the three and six months ended June 30, 2024, respectively.

8.	DEBT
The Company’s outstanding debt was as follows:

	June 30, 2025	December 31, 2024
Term Loan Facility	$300,000	$317,188
Revolving Credit Facility	—	—
Credit Facility	300,000	317,188
Other debt	467	554
Total debt	300,467	317,742
Less - Current maturities of long-term debt	(15,162)	(26,423)
Less - Unamortized debt issuance costs	(2,255)	(1,421)
Total long-term debt	$283,050	$289,898
Credit Facility—On June 5, 2025, the Company and the subsidiary guarantors entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) that provides the Company with senior secured debt financing consisting of the following (collectively, the “Credit Facility”): (i) a senior secured first lien term loan facility (the “Term Loan Facility”) in the aggregate principal amount of $300,000 and (ii) a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $150,000 (with a $75,000 limit for the issuance of letters of credit and a $15,000 sublimit for swing line loans). The obligations under the Credit Facility are secured by substantially all assets of the Company and the subsidiary guarantors, subject to certain permitted liens and other customary exceptions. The Credit Facility will mature on June 5, 2028.
The Credit Agreement was amended and restated to, among other things: (1) provide for a Term Loan Facility in the aggregate principal amount of $300,000; (2) increase the Revolving Credit Facility to $150,000; (3) extend the Credit Facility maturity date to June 5, 2028; and (4) adjust the quarterly payment schedule of the Term Loan Facility to account for the extension of the maturity date with payments equal to 1.25% of the initial principal amount. Additionally, the amendment provides flexibility to the Company by: (1) eliminating the monetary threshold regarding permitted acquisitions; (2) increasing certain limits on (a) permitted indebtedness, liens, investments and restricted payments and (b) events of default; and (3) removing the excess cash flow sweep from mandatory prepayments.
As specified in the Credit Agreement, the loans under the Credit Facility bear interest at a base rate or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the Total Net Leverage Ratio, at the Company’s election. At June 30, 2025, the Company calculated interest using a SOFR rate of 4.42% and an applicable margin of 1.25% per annum, and had a weighted average interest rate of approximately 5.88% per annum during the six months ended June 30, 2025. Scheduled principal payments on the Term Loan Facility are made quarterly and total $7,500 for the remainder of 2025, and $15,000, $15,000 and $3,750 for the years ending 2026, 2027 and 2028, respectively. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on June 5, 2028. For the three and six months ended June 30, 2025, the Company made term loan payments of $10,625 and $17,188, respectively. Repayments under the Term Loan Facility may not be reborrowed under the terms of the Credit Agreement.
The Revolving Credit Facility bears interest at the same rate options as the Term Loan Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. At June 30, 2025, we had no outstanding borrowings under the $150,000 Revolving Credit

Facility. Borrowings under the Revolving Credit Facility may be repaid and reborrowed under the terms of the Credit Agreement.
Debt Issuance Costs—The Company incurred $1,409 of fees relating to the amendment and restatement of the Credit Facility in the second quarter of 2025. The costs associated with the Credit Facility are reflected on the Condensed Consolidated Balance Sheets as a direct reduction from the related debt liability and amortized over the term of the facility. Amortization of debt issuance costs was $268 and $575 for the three and six months ended June 30, 2025, respectively, and $342 and $695 for the three and six months ended June 30, 2024, respectively, and was recorded as interest expense.
Compliance and Other—The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict our ability and the ability of our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain certain financial covenants. As of June 30, 2025, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Condensed Consolidated Balance Sheets. Based upon the current market rates for debt with similar credit risk and maturities, at June 30, 2025 and December 31, 2024, the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR plus an applicable margin.

9.	LEASE OBLIGATIONS
    The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of one month to eleven years, some of which include options to extend the leases for up to ten years.
    The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$5,780	$5,684	$11,529	$11,375
Short-term lease cost	$7,062	$6,718	$12,792	$10,902

Finance lease cost:
Amortization of right-of-use assets	$31	$67	$62	$134
Interest on lease liabilities	8	11	16	22
Total finance lease cost	$39	$78	$78	$156
    Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash flows from operating leases	$11,506	$10,836
Operating cash flows from finance leases	$16	$22
Financing cash flows from finance leases	$62	$134

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$3,138	$11,362
Finance leases	$—	$—

    Supplemental balance sheet information related to leases is as follows:

Operating Leases	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$44,470	$52,668

Current portion of long-term lease obligations	$18,202	$20,498
Long-term lease obligations	26,729	32,455
Total operating lease liabilities	$44,931	$52,953
Finance Leases
Property and equipment, at cost	$1,427	$2,011
Accumulated depreciation	(1,048)	(1,445)
Property and equipment, net	$379	$566

Current maturities of long-term debt	$131	$127
Long-term debt	305	372
Total finance lease liabilities	$436	$499
Weighted Average Remaining Lease Term
Operating leases	4.3	4.3
Finance leases	3.0	3.6
Weighted Average Discount Rate
Operating leases	6.0%	6.0%
Finance leases	6.9%	6.9%
    Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2025 (excluding the six months ended June 30, 2025)	$10,250	$79
2026	16,115	158
2027	6,952	157
2028	4,603	92
2029	3,399	—
2030	4,637	—
Thereafter	5,812	—
Total lease payments	$51,768	$486
Less imputed interest	(6,837)	(50)
Total	$44,931	$436

10.	COMMITMENTS AND CONTINGENCIES
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
On certain projects, the Company issues performance guarantees for the remaining cost of work to be performed. For lump-sum contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amount billable under the contract, we may have recourse to third parties, such as owners, partners, subcontractors or vendors for claims.

The Company, including its construction joint ventures and its 50% owned subsidiary, is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions will have a material impact on the Condensed Consolidated Financial Statements of the Company. There were no significant unresolved legal issues as of June 30, 2025.

11.	INCOME TAXES
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Current tax expense	$22,598	$15,952	$37,028	$22,039
Deferred tax expense	4,764	2,000	5,414	3,517
Income tax expense	$27,362	$17,952	$42,442	$25,556

Cash paid for income taxes	$33,605	$13,820	$33,566	$13,820
The effective income tax rate for the three and six months ended June 30, 2025 was 25.7% and 25.9%, respectively. The rate varied from the statutory rate primarily as a result of non-deductible compensation, state income taxes and other permanent differences. The Company incurred a $206 and $502 tax benefit for the three and six months ended June 30, 2025, respectively, for increased tax deductions related to stock compensation. On July 4, 2025, the One Big Beautiful Bill Act was enacted into law, introducing changes to the U.S. tax code. The Company is currently evaluating the various provisions, but does not expect this to have a material impact on our effective tax rate.
The Company's U.S. federal and state income tax returns for 2022 and later are open and subject to examination. Additionally, federal and state NOLs may be adjusted by the taxing authorities for the 2014 and later tax years.
Uncertain Tax Positions (“UTP”)—The Company has a UTP liability of $6,733 and an additional liability related to the UTP for penalties of $1,346 and interest of $1,433 at June 30, 2025. We recognize interest and penalties related to the UTP as administrative expense. The UTP, including penalties and interest, is fully offset by an indemnification receivable at June 30, 2025. The Company estimates that approximately $1,519 of the recorded UTP may be recognized by the end of 2025, with no material impact to the Condensed Consolidated Statement of Operations due to the associated indemnification receivable.

12.	STOCK INCENTIVE PLAN AND OTHER EQUITY ACTIVITY
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) and an employee stock purchase plan (the “ESPP”) that are administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”). Changes in common stock and additional paid in capital during the six months ended June 30, 2025 primarily relate to activity associated with the Stock Incentive Plan, the ESPP, shares withheld for taxes and repurchases of the Company’s common stock.
Share Grants—During the six months ended June 30, 2025, the Company granted the following awards under the Stock Incentive Plan:

	Shares	Weighted Average Grant-Date Fair Value per Share
RSAs	4	$179.65
RSUs	36	$156.62
PSUs – EPS Based (at target)	26	$165.57
PSUs – Market Based	8	$231.00
Total shares granted	74

Share Issuances—During the six months ended June 30, 2025, the Company issued the following shares under the Stock Incentive Plan and the ESPP:

Shares
RSAs (issued upon grant)	4
RSUs (issued upon vesting)	17
PSUs – EPS Based (issued upon vesting)	107
PSUs – Liability Based (issued upon vesting)	5
ESPP (issued upon sale)	7
Total shares issued	140
Stock-Based Compensation—The Company recognized $5,247 and $11,591 of stock-based compensation expense during the three and six months ended June 30, 2025, respectively. The Company recognized $4,273 and $8,321 of stock-based compensation expense during the three and six months ended June 30, 2024, respectively. Included within total stock-based compensation expense for the three and six months ended June 30, 2025 is $80 and $167, respectively, and for the three and six months ended June 30, 2024 is $65 and $131, respectively, of expense related to the ESPP. Additionally, the Company has liability-based PSUs for which the number of shares awarded is not determined until the vesting date. During the three months ended June 30, 2025 and 2024, the Company recognized $348 and $523, respectively, as a liability and compensation expense. During the six months ended June 30, 2025 and 2024, the Company recognized $687 and $1,061, respectively, as a liability and compensation expense, and upon vesting, reclassified the grant date fair value of $632 and $3,200, respectively, from a liability to additional paid in capital. Stock-based compensation expense is primarily recognized within general and administrative expense. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures.
Shares Withheld for Taxes—The Company withheld 3 and 50 shares for taxes on the vesting of RSU and PSU stock-based compensation for $358 and $6,126 during the three and six months ended June 30, 2025, respectively.
Treasury Stock—On December 5, 2023, the Board of Directors approved a program that authorized repurchases of up to $200,000 of the Company’s common stock. Under the program, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. The Company accounts for the repurchase of treasury shares under the cost method. Under the program, the Company repurchased 0 and 340 shares of its common stock for $0 and $43,846 during the three and six months ended June 30, 2025, respectively. The program expires on December 5, 2025 and may be modified, extended or terminated by the Board of Directors at any time.

13.	EARNINGS PER SHARE
The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2025	2024	2025	2024
Net income attributable to Sterling common stockholders	$70,991	$51,879	$110,468	$82,927

Denominator:
Weighted average common shares outstanding — basic	30,408	30,914	30,477	30,945
Shares for dilutive unvested stock and warrants	354	231	327	213
Weighted average common shares outstanding — diluted	30,762	31,145	30,804	31,158

Net income per share attributable to Sterling common stockholders:
Basic	$2.33	$1.68	$3.62	$2.68
Diluted	$2.31	$1.67	$3.59	$2.66
There were 10 and 20 weighted average unvested shares that were excluded from the calculation of diluted EPS under the treasury stock method, as they were anti-dilutive, for the three and six months ended June 30, 2025, respectively. There were 37 and 64 weighted average unvested shares that were excluded from the calculation of diluted EPS under the treasury stock method, as they were anti-dilutive, for the three and six months ended June 30, 2024, respectively.

14.	SUPPLEMENTAL CASH FLOW INFORMATION
    The following table summarizes the changes in the components of operating assets and liabilities:

	Six Months Ended June 30,
	2025	2024
Accounts receivable	$(94,143)	$(122,343)
Contracts in progress, net	47,138	123,540
Receivables from and equity in construction joint ventures	(2,157)	12,039
Receivable from affiliate	23,232	—
Other current and non-current assets	(5,398)	(2,037)
Accounts payable	24,524	16,548
Accrued compensation and other liabilities	(663)	16,063
Members' interest subject to mandatory redemption and undistributed earnings	—	(5,297)
Changes in operating assets and liabilities	$(7,467)	$38,513

15.	RELATED PARTY TRANSACTIONS
The Company has a limited number of related party transactions. The most significant transactions relate to property leases with the management of certain subsidiaries who own or have an ownership interest in real estate and other companies. The leases are for office space, equipment yards or maintenance shops and have an annual cost of approximately $4,000. The leases expire at various points over the next two to eight years. At December 31, 2024, the Company had a receivable from RHB of approximately $32,100, of which approximately $25,800 was for certain RHB operating costs paid on its behalf and approximately $6,300 was for undistributed earnings of RHB. The Company collected the entire December 31, 2024 receivable balance in the first quarter of 2025. At June 30, 2025, the Company had a receivable from affiliate of approximately $2,500 attributable to certain RHB operating costs paid on its behalf. During the six months ended June 30, 2025, the Company has performed work for and received services from entities owned or partially owned by the management of certain subsidiaries. For the work performed, the Company earned approximately $3,800 and $7,700 in revenue, and for the services received, incurred approximately $100 and $160 of expense for the three and six months ended June 30, 2025.

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

The following table presents segment revenues, significant segment expenses, and measures of segment profit or loss for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2025	2024	2025	2024
E-Infrastructure Solutions	$310,406	$241,312	$528,669	$425,788
Transportation Solutions	196,797	232,775	317,458	381,744
Building Solutions	107,265	108,735	199,290	215,650
Total Revenues	$614,468	$582,822	$1,045,417	$1,023,182

Cost of Revenues
E-Infrastructure Solutions	$(211,181)	$(176,898)	$(367,702)	$(321,979)
Transportation Solutions	(167,334)	(203,315)	(271,999)	(334,610)
Building Solutions	(92,813)	(89,866)	(167,736)	(176,946)
Total Cost of Revenues	$(471,328)	$(470,079)	$(807,437)	$(833,535)

Gross Profit
E-Infrastructure Solutions	$99,225	$64,414	$160,967	$103,809
Transportation Solutions	29,463	29,460	45,459	47,134
Building Solutions	14,452	18,869	31,554	38,704
Total Gross Profit	$143,140	$112,743	$237,980	$189,647

General and Administrative Expense
E-Infrastructure Solutions	$(12,491)	$(9,763)	$(24,624)	$(19,016)
Transportation Solutions	(7,273)	(7,239)	(13,908)	(14,633)
Building Solutions	(3,028)	(2,750)	(6,242)	(5,486)
Segment General and Administrative Expense	(22,792)	(19,752)	(44,774)	(39,135)
Corporate	(11,195)	(8,104)	(23,844)	(16,019)
Total General and Administrative Expense	$(33,987)	$(27,856)	$(68,618)	$(55,154)

Intangible Amortization
E-Infrastructure Solutions	$(2,967)	$(2,973)	$(5,934)	$(5,946)
Transportation Solutions	—	—	—	—
Building Solutions	(1,569)	(1,307)	(3,105)	(2,631)
Total Intangible Amortization	$(4,536)	$(4,280)	$(9,039)	$(8,577)

Other Operating Income (Expense), Net
E-Infrastructure Solutions	$—	$—	$—	$—
Transportation Solutions	3,785	(6,772)	5,677	(8,920)
Building Solutions	—	—	—	—
Total Other Operating Income (Expense), Net	$3,785	$(6,772)	$5,677	$(8,920)

Operating Income
E-Infrastructure Solutions	$83,767	$51,677	$130,409	$78,846
Transportation Solutions	25,975	15,449	37,228	23,581
Building Solutions	9,855	14,813	22,207	30,588
Segment Operating Income	119,597	81,939	189,844	133,015
Corporate G&A Expense	(11,195)	(8,104)	(23,844)	(16,019)
Acquisition Related Costs	(2,495)	(101)	(2,674)	(137)
Earn-out Expense	(1,343)	(1,000)	(2,686)	(2,000)
Total Operating Income	$104,564	$72,734	$160,640	$114,859

The following table presents depreciation by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation	2025	2024	2025	2024
E-Infrastructure Solutions	$(10,011)	$(8,504)	$(19,771)	$(16,658)
Transportation Solutions	(2,361)	(3,669)	(4,426)	(7,041)
Building Solutions	(389)	(240)	(735)	(498)
Corporate	(325)	(232)	(642)	(409)
Total Depreciation	$(13,086)	$(12,645)	$(25,574)	$(24,606)
The following table presents assets by reportable segment:

	June 30,	December 31,
Assets	2025	2024
E-Infrastructure Solutions	$1,013,882	$958,107
Transportation Solutions	291,556	178,143
Building Solutions	263,481	238,776
Corporate	591,971	641,748
Total Assets	$2,160,890	$2,016,774

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
Under GAAP, this contractual change required Sterling to no longer consolidate RHB’s results with its own and to use equity method accounting with respect to Sterling’s interest in the entity. Beginning January 1, 2025, the Company reports its portion of RHB’s income as a single line item (“Other operating income (expense), net”) in the Condensed Consolidated Statements of Operations and reports its interest in RHB at December 31, 2024, and thereafter, as a single line item (“Investment in unconsolidated subsidiary”) in the Consolidated Balance Sheets. RHB’s revenue is no longer included in Sterling’s consolidated revenue in 2025 and Sterling’s consolidated backlog figures as of December 31, 2024, and thereafter, do not include RHB’s backlog.
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
CEC Acquisition—On June 16, 2025, the Company signed a definitive agreement to purchase substantially all of the assets of Irving, Texas-based CEC Facilities Group, LLC (“CEC”) a leading specialty electrical and mechanical contractor. The transaction is expected to close in the third quarter of 2025, after the customary closing conditions. The upfront purchase price at closing will total $505 million, consisting of $450 million in cash (subject to certain adjustments) and $55 million in common stock. Additionally, CEC has an earn out opportunity of up to an aggregate of $80 million, contingent upon achieving certain operating income targets through December 31, 2029. CEC will join the Company’s E-Infrastructure Solutions segment.
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
E-Infrastructure Solutions—Our E-Infrastructure Solutions business is driven by our customers’ investments in the development of data centers, advanced manufacturing centers, e-commerce distribution centers and warehouses. We foresee significant growth opportunities tied to the implementation of multi-year capital deployment plans by data center customers, including hyperscalers, colocation providers and others. These investments are driven by the need to support the increasing use of cloud computing applications, increasing adoption and complexity of artificial intelligence applications and digital transformation across industries. Additionally, we continue to see significant opportunity related to the construction of manufacturing capacity in the U.S., including semiconductor fabrication. Following a decline in activity that began in 2023, awards in the e-commerce distribution sector began to strengthen in late 2024 and early 2025. Small warehouse activity, which began to decline in 2023 and remained soft in 2024, is slowly recovering.

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
Building Solutions—Our Building Solutions segment is comprised of our residential and commercial businesses. The segment is driven by new home starts in Dallas-Fort Worth, the segment’s largest market, and continued expansion in the Houston and Phoenix markets. Building Solutions' core customer base includes top national, regional and custom home builders in our areas. Beginning in the second half of 2024, demand from residential home builder customers began to decline, as prospective homebuyers struggled with affordability challenges. We anticipate that demand will remain muted in the near-term, but believe the dynamics in our markets, including population growth and structural housing shortages, support a return to growth over a multi-year time period.
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
At June 30, 2025, our Backlog was $2.01 billion, as compared to $1.69 billion at December 31, 2024, with a book-to-burn ratio of 1.4X for the six months ended June 30, 2025. The Company’s margin in Backlog has increased to 17.8% at June 30, 2025 from 16.7% at December 31, 2024, driven by a greater mix of E-Infrastructure Solutions backlog and an improved backlog margin mix within Transportation Solutions.
Unsigned Awards were $237.3 million at June 30, 2025 and $137.9 million at December 31, 2024. Combined Backlog totaled $2.25 billion and $1.83 billion at June 30, 2025 and December 31, 2024, respectively, with a book-to-burn ratio of 1.5X for the six months ended June 30, 2025.

RESULTS OF OPERATIONS
Consolidated Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Revenues	$614,468	$582,822	$1,045,417	$1,023,182
Gross profit	143,140	112,743	237,980	189,647
General and administrative expense	(33,987)	(27,856)	(68,618)	(55,154)
Intangible asset amortization	(4,536)	(4,280)	(9,039)	(8,577)
Acquisition related costs	(2,495)	(101)	(2,674)	(137)
Earn-out expense	(1,343)	(1,000)	(2,686)	(2,000)
Other operating income (expense), net	3,785	(6,772)	5,677	(8,920)
Operating income	104,564	72,734	160,640	114,859
Interest, net	1,906	(208)	3,501	(970)
Income before income taxes and noncontrolling interests	106,470	72,526	164,141	113,889
Income tax expense	(27,362)	(17,952)	(42,442)	(25,556)
Less: Net income attributable to noncontrolling interests	(8,117)	(2,695)	(11,231)	(5,406)
Net income attributable to Sterling common stockholders	$70,991	$51,879	$110,468	$82,927

Gross margin	23.3%	19.3%	22.8%	18.5%
Revenues—Revenues were $614.5 million for the second quarter of 2025, compared to $582.8 million in the second quarter of 2024. Excluding $73.9 million of RHB revenue from the second quarter of 2024, revenues increased $105.6 million, which was driven by a $69.1 million increase in E-Infrastructure Solutions and a $38.0 million increase in Transportation Solutions, partly offset by a $1.5 million decrease in Building Solutions.
Revenues were $1.05 billion for the six months ended June 30, 2025, compared to $1.02 billion for the six months ended June 30, 2024. Excluding $112.4 million of RHB revenue from the six months ended June 30, 2024, revenues increased $134.6 million, which was driven by a $102.9 million increase in E-Infrastructure Solutions and a $48.1 million increase in Transportation Solutions, partly offset by a $16.4 million decrease in Building Solutions.
Gross profit and margin—Gross profit was $143.1 million for the second quarter of 2025, an increase of $30.4 million, or 27.0%, compared to the second quarter of 2024. The Company’s gross margin as a percentage of revenue increased to 23.3% in the second quarter of 2025, as compared to 19.3% in the second quarter of 2024. Gross profit was $238.0 million for the six months ended June 30, 2025, an increase of $48.3 million, or 25.5%, compared to the six months ended June 30, 2024. The Company’s gross margin as a percentage of revenue increased to 22.8% for the six months ended June 30, 2025, as compared to 18.5% for the six months ended June 30, 2024. The increases were driven by the aforementioned higher revenue volume and an improved project margin mix across our E-Infrastructure and Transportation Solutions segments.
Contracts in progress that were not substantially complete totaled approximately 190 and 220 at June 30, 2025 and 2024, respectively. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percentage of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and the stage of completion of contracts.
General and administrative expense—General and administrative expenses were $34.0 million, or 5.5% of revenue, for the second quarter of 2025, compared to $27.9 million, or 4.8% of revenue, for the second quarter of 2024. General and administrative expenses were $68.6 million, or 6.6% of revenue, for the six months ended June 30, 2025, compared to $55.2 million, or 5.4% of revenue, for the six months ended June 30, 2024. The increases in expense reflects higher performance based compensation, one-time severance costs, increased headcount to support growth, and inflation in 2025. The Company anticipates that general and administrative expense will be approximately 6.3% of revenue for the full year 2025.

Other operating income (expense), net—Other operating income (expense), net, includes the 50% portion of earnings related to our 50% owned subsidiary and occasionally other miscellaneous operating income or expense. In 2025, Sterling’s 50% portion of interest earnings are treated as income and increase the investment in unconsolidated subsidiary account. In 2024, the Members’ 50% portion of earnings was treated as an expense and an increase to the liability account. During the second quarter of 2025, Sterling’s 50% portion of interest earnings was $3.8 million (including step-up depreciation and amortization of $2.1 million), compared to $6.8 million of expense for the Members’ 50% interest portion of earnings in the second quarter of 2024. During the six months ended June 30, 2025, Sterling’s 50% portion of interest earnings was $5.7 million (including step-up depreciation and amortization of $4.3 million), compared to $8.9 million of expense for the Members’ 50% interest portion of earnings in the six months ended June 30, 2024.
Interest, net—Combined interest expense and income was net interest income of $1.9 million for the second quarter of 2025, compared to net interest expense of $0.2 million for the second quarter of 2024, and net interest income of $3.5 million for the six months ended June 30, 2025, compared to net interest expense of $1.0 million for the six months ended June 30, 2024. The higher interest income was due to increased interest rates on our growing cash balance.
Income taxes—The effective income tax rate was 25.7% for the second quarter of 2025 and 25.9% for the six months ended June 30, 2025. The rate varied from the statutory rate primarily as a result of non-deductible compensation, state income taxes and other permanent differences. On July 4, 2025, the One Big Beautiful Bill Act was enacted into law, introducing changes to the U.S. tax code. The Company is currently evaluating the various provisions, but does not expect this to have a material impact on our effective tax rate. The Company anticipates an effective income tax rate for the full year 2025 of approximately 26%. See Note 11 - Income Taxes for more information.
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

(In thousands)	Three Months Ended June 30,				Six Months Ended June 30,
Revenues	2025	% of Revenue	2024	% of Revenue	2025	% of Revenue	2024	% of Revenue
E-Infrastructure Solutions	$310,406	51%	$241,312	41%	$528,669	51%	$425,788	42%
Transportation Solutions	196,797	32%	232,775	40%	317,458	30%	381,744	37%
Building Solutions	107,265	17%	108,735	19%	199,290	19%	215,650	21%
Total Revenues	$614,468		$582,822		$1,045,417		$1,023,182

Operating Income
E-Infrastructure Solutions	$83,767	27.0%	$51,677	21.4%	$130,409	24.7%	$78,846	18.5%
Transportation Solutions	25,975	13.2%	15,449	6.6%	37,228	11.7%	23,581	6.2%
Building Solutions	9,855	9.2%	14,813	13.6%	22,207	11.1%	30,588	14.2%
Segment Operating Income	119,597	19.5%	81,939	14.1%	189,844	18.2%	133,015	13.0%
Corporate G&A Expense	(11,195)		(8,104)		(23,844)		(16,019)
Acquisition Related Costs	(2,495)		(101)		(2,674)		(137)
Earn-out Expense	(1,343)		(1,000)		(2,686)		(2,000)
Total Operating Income	$104,564	17.0%	$72,734	12.5%	$160,640	15.4%	$114,859	11.2%

E-Infrastructure Solutions
Revenues—Revenues were $310.4 million for the second quarter of 2025, an increase of $69.1 million, or 28.6%, compared to the second quarter of 2024. Revenues were $528.7 million for the six months ended June 30, 2025, an increase of $102.9 million, or 24.2%, compared to the six months ended June 30, 2024. The increases were primarily driven by higher volume from data centers, partly offset by lower volume from warehouses and distribution centers and the timing of advanced manufacturing projects.
Operating income—Operating income was $83.8 million, or 27.0% of revenue, for the second quarter of 2025, an increase of $32.1 million, compared to $51.7 million, or 21.4% of revenue, for the second quarter of 2024. Operating income was $130.4 million, or 24.7% of revenue, for the six months ended June 30, 2025, an increase of $51.6 million, compared to $78.8 million, or 18.5% of revenue, for the six months ended June 30, 2024. The increases in operating income and margin were driven by a project mix shift toward large mission-critical projects, partly offset by lower volume from warehouses and distribution centers and the timing of advanced manufacturing projects.
Transportation Solutions
Revenues—Revenues were $196.8 million for the second quarter of 2025, compared to $232.8 million in the second quarter of 2024. Excluding $73.9 million of RHB revenue from the second quarter of 2024, revenues increased $38.0 million or 23.9%. Revenues were $317.5 million for the six months ended June 30, 2025, compared to $381.7 million in the six months ended June 30, 2024. Excluding $112.4 million of RHB revenue from the six months ended June 30, 2024, revenues increased $48.1 million or 17.9%. The increases were driven by higher heavy highway and other non-highway service revenue, partly offset by lower aviation revenue.
Operating Income—Operating income was $26.0 million, or 13.2% of revenue, for the second quarter of 2025, an increase of $10.5 million, compared to $15.4 million, or 6.6% of revenue, for the second quarter of 2024. Operating income was $37.2 million, or 11.7% of revenue, for the six months ended June 30, 2025, an increase of $13.6 million, compared to $23.6 million, or 6.2% of revenue, for the six months ended June 30, 2024. The increases in operating income and margin were driven by an improved project margin mix.
Building Solutions
Revenues—Revenues were $107.3 million for the second quarter of 2025, a decrease of $1.5 million, or 1.4%, compared to the second quarter of 2024. Revenues were $199.3 million for the six months ended June 30, 2025, a decrease of $16.4 million, or 7.6%, compared to the six months ended June 30, 2024. The decreases were driven by lower commercial volume and fewer residential slabs completed compared to 2024. Our residential concrete slab and plumbing businesses have been impacted by a slowdown in all markets in 2025, driven by prospective homebuyers struggling with affordability challenges.
Operating income—Operating income was $9.9 million, or 9.2% of revenue, for the second quarter of 2025, a decrease of $5.0 million, compared to $14.8 million, or 13.6% of revenue, for the second quarter of 2024. Operating income was $22.2 million, or 11.1% of revenue, for the six months ended June 30, 2025, a decrease of $8.4 million, compared to $30.6 million, or 14.2% of revenue, for the six months ended June 30, 2024. The decreases in operating income and margin were driven by the aforementioned lower volume.
LIQUIDITY AND SOURCES OF CAPITAL
Cash and Cash Equivalents—Total cash and cash equivalents at June 30, 2025 and December 31, 2024 includes the following components:

(In thousands)	June 30, 2025	December 31, 2024
Generally Available	$551,801	$566,399
Construction Joint Ventures	147,572	97,796
Total cash and cash equivalents	$699,373	$664,195

The following table presents consolidated information about our cash flows:

(In thousands)	Six Months Ended June 30,
Net cash provided by (used in):	2025	2024
Operating activities	$170,311	$170,561
Investing activities	(66,477)	(45,381)
Financing activities	(68,656)	(56,758)
Net change in cash and cash equivalents	$35,178	$68,422
Operating Activities—During the six months ended June 30, 2025, net cash provided by operating activities was $170.3 million, compared to net cash provided by operating activities of $170.6 million for the six months ended June 30, 2024. Cash flows provided by operating activities were primarily driven by higher operating income, the collection of receivables from affiliate, distributions of earnings from our unconsolidated subsidiary, and changes in our accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below.
Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in components of Contract Capital during the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
(In thousands)	2025	2024
Contracts in progress, net	$47,138	$123,540
Accounts receivable	(94,143)	(122,343)
Receivables from and equity in construction joint ventures	(2,157)	12,039
Accounts payable	24,524	16,548
Change in Contract Capital, net	$(24,638)	$29,784
During the six months ended June 30, 2025, the change in Contract Capital was $24.6 million, which was primarily driven by the E-Infrastructure Solutions segment due to the increased size and duration of its projects in progress. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.
Investing Activities—During the six months ended June 30, 2025, net cash used in investing activities was $66.5 million, compared to net cash used of $45.4 million in the six months ended June 30, 2024. The net cash used during the period was primarily driven by $37.9 million for acquisitions (including $25 million for the Drake Acquisition) and $31.3 million for purchases of capital equipment, partly offset by $2.6 million of cash proceeds from the sale of property and equipment. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment.
Financing Activities—During the six months ended June 30, 2025, net cash used in financing activities was $68.7 million, compared to net cash used of $56.8 million for the six months ended June 30, 2024. The financing cash outflow during the period was primarily driven by $43.8 million for the repurchase of common stock, $17.2 million of repayments on the Term Loan Facility, and $6.1 million for withholding taxes paid on the net share settlement of vested equity awards.
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
 At June 30, 2025, there was approximately $23 million of construction work to be completed on unconsolidated construction joint venture contracts, of which approximately $9 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of June 30, 2025, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.
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
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan facility (collectively, the “Credit Facility”) and our cash and cash equivalents balance. Our indebtedness as of June 30, 2025 included $300 million of variable rate debt under our Credit Facility. At June 30, 2025 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $3 million per year. As of June 30, 2025, we held cash and cash equivalents of $699 million. At June 30, 2025 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest income by approximately $7 million per year.
Other
Fair Value—The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. Based upon the current market rates for debt with similar credit risk and maturities, at June 30, 2025, the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR plus an applicable margin.
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2025. The Company acquired two businesses in 2024 and has acquired two more in the six months ended June 30, 2025 and, as permitted by SEC guidance for newly acquired businesses, we have elected to exclude the acquired business operations of the acquisitions from the scope of design and operation of our disclosure controls and procedures for the quarter ended June 30, 2025. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2025 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth certain information with respect to repurchases of our common stock in the open market during the quarter ended June 30, 2025 (in thousands, except price per share data):

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
April 1 – April 30, 2025	0	$0.00	0	$85,558
May 1 – May 31, 2025	0	$0.00	0	$85,558
June 1 – June 30, 2025	0	$0.00	0	$85,558
Total	0	$0.00	0

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
Item 5. Other Information
During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Actual sale transactions for pre-existing “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules and regulations.

Item 6. Exhibits
The following exhibits are filed with this Report:

Exhibit No.	Exhibit Title
2.1 (1)
Asset Purchase Agreement, dated as of June 16, 2025, by and among CEC Facilities, LLC, Sterling Infrastructure, Inc., CEC Facilities Group, LLC, MCEC, LLC, CEC Electrical, Inc., Brad Smith, in his capacity as a member of CEC Facilities Group, Daniel Williams, in his capacity as a member of CEC Facilities Group, LLC and as the sellers’ representative, and Ray Waddell, in his capacity as beneficial owner (incorporated by reference to Exhibit 2.1 to Sterling Infrastructure, Inc.’s Current Report on Form 8-K filed on June 18, 2025 (SEC File No. 1-31993)).

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

10.1 (1)
Amended and Restated Credit Agreement, dated June 5, 2025, by and among Sterling Infrastructure, Inc., the subsidiaries of the Company party thereto as Guarantors, the Lenders party thereto and BMO Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Sterling Infrastructure, Inc.’s Current Report on Form 8-K filed on June 9, 2025 (SEC File No. 1-31993)).

10.2 (2)(4)	Executive Employment Offer dated June 4, 2025 between Sterling Infrastructure, Inc. and Nicholas Grindstaff.
31.1 (2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2 (2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1 (3)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2 (3)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document—The instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
(1) Incorporated by reference to the filing indicated
(2) Filed herewith
(3) Furnished herewith
(4) Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING INFRASTRUCTURE, INC.

Date: August 5, 2025	By:	/s/ Nicholas Grindstaff
Nicholas Grindstaff
Chief Financial Officer and Duly Authorized Officer