Form 10-Q
period 2025-09-30
STERLING INFRASTRUCTURE, INC.
filed 2025-11-04
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of October 31, 2025 – 30,719,373

STERLING INFRASTRUCTURE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$689,019	$593,741	$1,734,436	$1,616,923
Cost of revenues	(518,803)	(463,942)	(1,326,240)	(1,297,477)
Gross profit	170,216	129,799	408,196	319,446
General and administrative expense	(37,585)	(30,672)	(106,203)	(85,826)
Intangible asset amortization	(6,035)	(4,280)	(15,074)	(12,857)
Acquisition related costs	(5,349)	(72)	(8,023)	(209)
Earn-out expense	(1,343)	(1,000)	(4,029)	(3,000)
Other operating income (expense), net	5,405	(6,283)	11,082	(15,203)
Operating income	125,309	87,492	285,949	202,351
Interest income	5,677	7,591	19,405	19,798
Interest expense	(4,140)	(6,286)	(14,367)	(19,463)
Income before income taxes	126,846	88,797	290,987	202,686
Income tax expense	(30,517)	(23,404)	(72,959)	(48,960)
Net income, including noncontrolling interests	96,329	65,393	218,028	153,726
Less: Net income attributable to noncontrolling interests	(4,241)	(4,072)	(15,472)	(9,478)
Net income attributable to Sterling common stockholders	$92,088	$61,321	$202,556	$144,248

Net income per share attributable to Sterling common stockholders:
Basic	$3.02	$2.00	$6.64	$4.67
Diluted	$2.97	$1.97	$6.56	$4.63

Weighted average common shares outstanding:
Basic	30,519	30,735	30,491	30,875
Diluted	30,960	31,070	30,875	31,184

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents ($139,357 and $97,796 related to variable interest entities (“VIEs”))	$306,395	$664,195
Accounts receivable ($46,966 and $17,851 related to VIEs)	496,058	247,050
Contract assets ($35 and $0 related to VIEs)	102,736	55,387
Receivables from and equity in construction joint ventures	5,204	5,811
Receivable from affiliate (Note 16)	—	32,054
Other current assets	52,755	17,383
Total current assets	963,148	1,021,880
Property and equipment, net	268,033	236,795
Investment in unconsolidated subsidiary	108,512	107,400
Operating lease right-of-use assets, net	64,232	52,668
Goodwill	580,564	264,597
Other intangibles, net	561,716	316,390
Other non-current assets, net	16,062	17,044
Total assets	$2,562,267	$2,016,774

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($21,118 and $23,964 related to VIEs)	$198,323	$130,420
Contract liabilities ($90,958 and $51,660 related to VIEs)	616,273	508,846
Current maturities of long-term debt ($4 and $0 related to VIEs)	15,154	26,423
Current portion of long-term lease obligations	20,980	20,498
Accrued compensation	62,033	36,774
Other current liabilities	54,030	18,997
Total current liabilities	966,793	741,958
Long-term debt	279,479	289,898
Long-term lease obligations	43,588	32,455
Deferred tax liability, net	118,616	109,360
Other long-term liabilities	68,796	16,625
Total liabilities	1,477,272	1,190,296
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.01 per share; 58,000 shares authorized, 31,455 and 31,170 shares issued and 30,708 and 30,669 shares outstanding	315	312
Additional paid in capital	369,505	288,395
Treasury stock, at cost: 747 and 501 shares	(103,745)	(63,121)
Retained earnings	785,051	582,495
Total Sterling stockholders’ equity	1,051,126	808,081
Noncontrolling interests	33,869	18,397
Total stockholders’ equity	1,084,995	826,478
Total liabilities and stockholders’ equity	$2,562,267	$2,016,774

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$218,028	$153,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,526	50,546
Amortization of debt issuance costs and non-cash interest	633	877
Gain on disposal of property and equipment	(2,500)	(3,280)
Distribution of earnings from unconsolidated subsidiary	16,252	—
Equity in earnings from unconsolidated subsidiary	(11,082)	—
Deferred taxes	9,256	6,107
Stock-based compensation	18,241	13,753
Changes in operating assets and liabilities (Note 15)	(49,417)	101,106
Net cash provided by operating activities	253,937	322,835
Cash flows from investing activities:
Acquisitions, net of cash acquired	(484,156)	(4,827)
Capital expenditures	(50,923)	(65,309)
Proceeds from sale of property and equipment	4,014	7,834
Net cash used in investing activities	(531,065)	(62,302)
Cash flows from financing activities:
Repayments of debt	(21,067)	(19,931)
Repurchase of common stock	(48,546)	(50,596)
Withholding taxes paid on net share settlement of equity awards	(9,650)	(13,408)
Debt issuance costs	(1,409)	—
Other	—	(34)
Net cash used in financing activities	(80,672)	(83,969)
Net change in cash, cash equivalents, and restricted cash	(357,800)	176,564
Cash, cash equivalents and restricted cash at beginning of period	664,195	471,563
Cash, cash equivalents and restricted cash at end of period	306,395	648,127
Less: restricted cash	—	—
Cash and cash equivalents at end of period	$306,395	$648,127

Non-cash items:
Accrued capital expenditures	$4,297	$247
Share consideration for acquisitions	$79,458	$—

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings	Total Sterling Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	30,669	$312	$288,395	501	$(63,121)	$582,495	$808,081	$18,397	$826,478
Net income	—	—	—	—	—	39,477	39,477	3,114	42,591
Stock-based compensation	—	—	6,976	—	—	—	6,976	—	6,976
Repurchase of common stock	(340)	—	—	340	(43,846)	—	(43,846)	—	(43,846)
Issuance of stock	129	—	(12,321)	(129)	12,817	—	496	—	496
Shares withheld for taxes	(47)	—	—	47	(5,768)	—	(5,768)	—	(5,768)
Balance at March 31, 2025	30,411	$312	$283,050	759	$(99,918)	$621,972	$805,416	$21,511	$826,927
Net income	—	—	—	—	—	70,991	70,991	8,117	79,108
Stock-based compensation	—	—	5,247	—	—	—	5,247	—	5,247
Issuance of stock	11	—	(701)	(11)	1,150	—	449	—	449
Shares withheld for taxes	(3)	—	—	3	(358)	—	(358)	—	(358)
Balance at June 30, 2025	30,419	$312	$287,596	751	$(99,126)	$692,963	$881,745	$29,628	$911,373
Net income	—	—	—	—	—	92,088	92,088	4,241	96,329
Stock-based compensation	—	—	5,599	—	—	—	5,599	—	5,599
Repurchase of common stock	(17)	—	—	17	(4,700)	—	(4,700)	—	(4,700)
Issuance of stock	32	—	(3,145)	(32)	3,605	—	460	—	460
Shares withheld for taxes	(11)	—	—	11	(3,524)	—	(3,524)	—	(3,524)
Stock issued for CEC acquisition	285	3	79,455	—	—	—	79,458	—	79,458
Balance at September 30, 2025	30,708	$315	$369,505	747	$(103,745)	$785,051	$1,051,126	$33,869	$1,084,995

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings	Total Sterling Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	30,926	$309	$293,570	—	$—	$325,034	$618,913	$4,940	$623,853
Net income	—	—	—	—	—	31,048	31,048	2,711	33,759
Stock-based compensation	—	—	7,248	—	—	—	7,248	—	7,248
Issuance of stock	358	2	370	—	—	—	372	—	372
Shares withheld for taxes	(124)	—	(13,015)	—	—	—	(13,015)	—	(13,015)
Balance at March 31, 2024	31,160	$311	$288,173	—	$—	$356,082	$644,566	$7,651	$652,217
Net income	—	—	—	—	—	51,879	51,879	2,695	54,574
Stock-based compensation	—	—	4,273	—	—	—	4,273	—	4,273
Repurchase of common stock	(299)	—	—	299	(30,142)	—	(30,142)	—	(30,142)
Issuance of stock	17	1	(1,016)	(13)	1,385	—	370	—	370
Shares withheld for taxes	(2)	—	—	2	(249)	—	(249)	—	(249)
Other	—	—	(29)	—	—	—	(29)	—	(29)
Balance at June 30, 2024	30,876	$312	$291,401	288	$(29,006)	$407,961	$670,668	$10,346	$681,014
Net income	—	—	—	—	—	61,321	61,321	4,072	65,393
Stock-based compensation	—	—	4,776	—	—	—	4,776	—	4,776
Repurchase of common stock	(188)	—	—	188	(20,454)	—	(20,454)	—	(20,454)
Issuance of stock	6	—	(339)	(6)	703	—	364	—	364
Shares withheld for taxes	(1)	—	—	1	(144)	—	(144)	—	(144)
Other	—	—	(7)	—	—	—	(7)	—	(7)
Balance at September 30, 2024	30,693	$312	$295,831	471	$(48,901)	$469,282	$716,524	$14,418	$730,942
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
($ and share values in thousands, except per share data)
(Unaudited)

1.	NATURE OF OPERATIONS
Business Summary
Sterling Infrastructure, Inc., (“Sterling,” “the Company,” “we,” “our” or “us”), a Delaware corporation, operates through a variety of subsidiaries within three segments specializing in E-Infrastructure, Transportation and Building Solutions in the United States, primarily across the Southern, Northeastern, Mid-Atlantic and Rocky Mountain regions and the Pacific Islands. E-Infrastructure Solutions provides advanced, large-scale site development services and mission-critical electrical services for data centers, semiconductor fabrication, manufacturing, distribution centers, warehousing, power generation and more. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, rail and storm drainage systems. Building Solutions includes residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs, other concrete work, plumbing services, and surveys for new single-family residential builds. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Presentation Basis—The accompanying Condensed Consolidated Financial Statements are presented in accordance with accounting policies generally accepted in the United States (“GAAP”) and reflect all wholly owned subsidiaries and those entities the Company is required to consolidate. See the “50% Owned Subsidiary” section of this Note and Note 6 - Construction Joint Ventures for further discussion of the Company’s consolidation policy for those entities that are not wholly owned. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Values presented within the Notes (excluding per share data) are in thousands. Reclassifications have been made to historical financial data in the Condensed Consolidated Financial Statements to conform to the current year presentation.
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
Significant Accounting Policies
Consistent with Regulation S-X Rule 10-01(a), the Company has omitted significant accounting policies in this quarterly report that would duplicate the disclosures contained in the Company’s annual report on Form 10-K for the year ended December 31, 2024 under “Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements.” This quarterly report should be read in conjunction with the Company’s most recent annual report on Form 10-K.
Accounts Receivable—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Receivables are written off based on the individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At September 30, 2025 and December 31, 2024, our allowance for our estimate of expected credit losses was zero.
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

Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. At September 30, 2025 and December 31, 2024, contract assets included $42,957 and $38,111 of retainage, respectively, and contract liabilities included $130,268 and $91,917 of retainage, respectively. Retainage on active contracts is classified as current regardless of the term of the contract and is generally collected within one year of the completion of a contract. We anticipate collecting approximately 60% of our September 30, 2025 retainage during the next twelve months, and the balance thereafter. These assets and liabilities are reported on the Condensed Consolidated Balance Sheet within “Contract assets” and “Contract liabilities” on a contract-by-contract basis at the end of each reporting period.
Contract assets increased by $47,349 compared to December 31, 2024, primarily due to the acquisition of CEC (See Note 3 - Acquisitions for more information), higher unbilled revenue, and an increase in retainage. Contract liabilities increased by $107,427 compared to December 31, 2024, due to the timing of advance billings and work progression and the acquisition of CEC, partly offset by an increase in retainage. Revenue recognized for the three and nine months ended September 30, 2025 that was included in the contract liability balance on December 31, 2024 was $72,813 and $353,862, respectively. Revenue recognized for the three and nine months ended September 30, 2024 that was included in the contract liability balance on December 31, 2023 was $66,453 and $301,517, respectively.
50% Owned Subsidiary—Since 2012, the Company has held a 50% ownership interest in Road and Highway Builders, LLC (“RHB”), with Rich Buenting holding the remaining 50% ownership interest. Historically, the Company fully consolidated the entity as a result of its exercise of control of the entity. On December 31, 2024, the parties executed an amendment to the RHB operating agreement to ensure the continuation of this mutually beneficial relationship while addressing the evolving needs and interest of both parties. Under GAAP, this contractual change required Sterling to no longer consolidate RHB’s results with its own and to use equity method accounting with respect to Sterling’s interest in the entity. Beginning January 1, 2025, the Company reports its portion of RHB’s income as a single line item (“Other operating income (expense), net”) in the Condensed Consolidated Statements of Operations and reports its interest in RHB at December 31, 2024 and thereafter, as a single line item (“Investment in unconsolidated subsidiary”) in the Condensed Consolidated Balance Sheets. RHB’s revenue is no longer included in Sterling’s consolidated revenue in 2025 and Sterling’s consolidated remaining performance obligations (“RPOs”) as of December 31, 2024 and thereafter, do not include RHB’s RPOs. See Note 5 - 50% Owned Subsidiary for more information.
Cash, Cash Equivalents and Restricted Cash—Our cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less. The Company maintains its cash and cash equivalents at major financial institutions. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (“FDIC”) insurance coverage. The Company periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is minimal. There is no restricted cash included in the Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, respectively.
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
CEC Acquisition
On September 1, 2025, Sterling acquired substantially all of the assets of Irving, Texas-based CEC Facilities Group, LLC, et al (“CEC”) (the “CEC Acquisition”). The integration of CEC, a premier electrical and mechanical specialty contractor, broadens Sterling's array of valuable E-Infrastructure services, extends the segment into the next critical phases of the project lifecycle, and creates significant opportunities to cross-sell services. The CEC Acquisition is accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The results of CEC since the date of acquisition are included within our E-Infrastructure Solutions segment.
Purchase Consideration—Sterling completed the CEC Acquisition for a purchase price of $560,778, net of cash acquired, detailed as follows:

Cash consideration transferred, net of cash acquired	$444,760
Equity consideration transferred (285 shares at $278.53 per share(1))	79,458
Earn-out (2)	39,194
Estimated working capital adjustment	(2,633)
Total fair value of consideration	$560,778
(1) Sterling’s closing stock price on August 29, 2025.
(2) The earn-out arrangement requires the Company to pay up to $80,000 based upon CEC’s achievement of certain operating income targets.
Preliminary Purchase Price Allocation—The aggregate purchase price noted above was allocated to the assets and liabilities acquired based upon their estimated fair values at the acquisition closing date, which were based, in part, upon a preliminary external appraisal and valuation of certain assets, including specifically identified intangible assets. The excess of the fair value of consideration over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired totaling $304,199 was recorded as goodwill. This goodwill represents the value of expected future earnings and cash flows, as well as the synergies created by the integration of the new business within our organization, including cross-selling opportunities to help strengthen our existing service offerings and expand our market position. The goodwill and intangibles related to the acquisition are expected to be deductible for tax purposes.
The following table summarizes our preliminary purchase price allocation at the acquisition closing date, net of cash acquired:

Net tangible assets:
Accounts receivable	$73,549
Contract assets	38,775
Other current assets	25,862
Property and equipment, net	15,363
Other non-current assets, net	26,243
Accounts payable	(45,460)
Contract liabilities	(51,698)
Current portion of long-term lease obligations	(3,860)
Other current and non-current liabilities	(49,895)
Total net tangible assets	28,879
Identifiable intangible assets	227,700
Goodwill	304,199
Total fair value of consideration transferred	$560,778
The purchase price allocation for the CEC Acquisition is preliminary. Amounts provisionally assigned to working capital, identifiable intangible assets, and certain other assets and liabilities are subject to change as we complete our valuation procedures. We expect to finalize the allocation as soon as practicable within the measurement period, which will not exceed one year from the acquisition date. Measurement‑period adjustments, if any, will be recorded in the period they are identified and may affect the amounts recognized for assets acquired, liabilities assumed, goodwill, and the intangible amortization in our results of operations.

Identifiable Intangible Assets—Intangible assets identified as part of the CEC Acquisition are reflected in the table below and are recorded at their estimated fair value, as determined by the Company’s management, based on available information which includes a preliminary valuation from external experts. The estimated useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

	Weighted Average Life (Years)	September 1, 2025 Fair Value
Customer relationships	25	$156,200
Trade names	25	71,500
Total		$227,700
Supplemental Pro Forma Information (Unaudited)—The following unaudited pro forma combined financial information (“the pro forma financial information”) gives effect to the CEC Acquisition and related events as if they occurred at the beginning of the earliest comparative period and includes adjustments to (1) include additional intangible asset amortization associated with the CEC Acquisition (approximately $9,100 annually), (2) include tax and interest income impacts, and (3) include the pro forma results of CEC for the periods ended September 30, 2025 and 2024, respectively. Additionally, the supplemental pro forma earnings were adjusted to exclude approximately $2,700 and $5,400 of nonrecurring acquisition related costs incurred during the three and nine months ended September 30, 2025, respectively, and adjusted the nine months ended September 30, 2024 to include the $5,400 of acquisition related costs. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the CEC Acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pro forma revenue	$752,684	$684,971	$1,985,517	$1,852,060
Pro forma net income attributable to Sterling common stockholders	$87,206	$62,755	$207,187	$144,885
From the acquisition date of September 1, 2025 through September 30, 2025, revenue associated with the CEC Acquisition totaled approximately $41,400 and its pre-tax income was approximately $4,100.
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
Remaining Performance Obligations (“RPOs”)—RPOs represent the aggregate amount of our contract transaction price related to performance obligations that are unsatisfied or partially satisfied at the end of the period. RPOs include the entire expected revenue values for joint ventures we consolidate and our proportionate value for those we proportionately consolidate. RPOs may not be indicative of future operating results. Projects included in RPOs may be canceled or modified by customers; however, the customer would be obligated to compensate the Company for additional contractual costs for cancellation or modifications. Excluded from RPOs are potential orders under master service agreements and expected revenues under certain non-fixed price contracts. The following table presents the Company’s RPOs, by segment:

	September 30, 2025	December 31, 2024
E-Infrastructure Solutions RPOs	$1,808,220	$1,032,109
Transportation Solutions RPOs	733,432	622,085
Building Solutions RPOs - Commercial	33,718	39,029
Total RPOs	$2,575,370	$1,693,223
At September 30, 2025, the Company expects to recognize approximately 70% of its RPOs as revenue during the next twelve months, and the balance thereafter.

Revenue Disaggregation—The following tables present the Company’s revenue disaggregated by major end market and contract type:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues by major end market	2025	2024	2025	2024
E-Infrastructure Solutions Revenues	$417,106	$263,899	$945,775	$689,687

Heavy Highway	105,710	169,388	326,017	424,628
Aviation	18,855	22,964	46,163	63,738
Other Services	45,925	34,899	115,768	120,629
Transportation Solutions Revenues (1)	170,490	227,251	487,948	608,995

Residential	80,529	70,374	249,107	238,825
Commercial	20,894	32,217	51,606	79,416
Building Solutions Revenues	101,423	102,591	300,713	318,241
Total Revenues (1)	$689,019	$593,741	$1,734,436	$1,616,923

Revenues by contract type
Lump-Sum	$418,815	$292,365	$966,189	$791,227
Fixed-Unit Price	188,904	226,969	515,500	579,127
Residential and Other	81,300	74,407	252,747	246,569
Total Revenues (1)	$689,019	$593,741	$1,734,436	$1,616,923

(1) Due to the deconsolidation of RHB on December 31, 2024, RHB’s revenue is no longer included in Sterling’s consolidated revenue in 2025. For the three and nine months ended September 30, 2024, RHB had revenue of $72,188 and $184,599, respectively, included within Transportation Solutions and Total Revenues.

Variable Consideration
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to the Company’s customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken. Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $2,900 and $4,000, at September 30, 2025 and December 31, 2024, respectively, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes such profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements, may result in changes in revenue and are recognized in the period in which the changes are determined. Changes in contract estimates on performance obligations satisfied or partially satisfied in previous periods resulted in net revenue increases of $51,851 and $124,333 for the three and nine months ended September 30, 2025, respectively, and net revenue increases of $46,890 and $99,241 for the three and nine months ended September 30, 2024, respectively.

5.	50% OWNED SUBSIDIARY
Financial amounts of RHB and the Company’s share of such amounts are shown below:

	September 30, 2025	December 31, 2024
Current assets - RHB’s Balance Sheet	$126,161	$126,177
Current liabilities - RHB’s Balance Sheet	$131,204	$135,550
Investment in unconsolidated subsidiary - Sterling’s Balance Sheet (1)	$108,512	$107,400

(1) Includes the basis difference recognized as a result of the deconsolidation of RHB. The basis difference was $94,068 and $100,507 at September 30, 2025 and December 31, 2024, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RHB’s Statements of Operations
Revenues	$63,560	$72,188	$168,327	$184,599
Income before tax	$15,102	$13,733	$35,042	$33,344
Sterling’s Statements of Operations
Revenues	$—	$72,188	$—	$184,599
Income before tax (1)	$5,405	$6,866	$11,082	$16,672

(1) For the three and nine months ended September 30, 2025, Sterling’s portion of income before tax includes $1,871 and $5,614, respectively of intangible asset amortization and $275 and $825, respectively of depreciation expense related to the basis difference in the fair value step up recognized in the deconsolidation of RHB on December 31, 2024.

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
Summary Consolidated VIE information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$65,887	$56,491	$215,225	$127,373
Operating income	$8,350	$7,953	$30,821	$18,473
Net income	$9,729	$8,824	$34,256	$20,512

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

	September 30, 2025	December 31, 2024
Current assets	$22,678	$56,545
Current liabilities	$(9,665)	$(33,306)
Receivables from and equity in construction joint ventures	$5,204	$5,811

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$13,595	$23,137	$48,479	$59,885
Income before tax	$(410)	$2,303	$2,394	$6,420
Sterling’s noncontrolling interest:
Revenues	$5,438	$11,266	$19,392	$29,051
Income before tax	$(164)	$1,146	$958	$3,113
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

7.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	September 30, 2025	December 31, 2024
Construction and transportation equipment	$437,524	$386,946
Buildings and improvements	30,133	20,476
Land	2,168	2,168
Office equipment	6,196	3,772
Total property and equipment	476,021	413,362
Less accumulated depreciation	(207,988)	(176,567)
Total property and equipment, net	$268,033	$236,795
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $13,878 and $39,452 for the three and nine months ended September 30, 2025, respectively, and $13,083 and $37,689 for the three and nine months ended September 30, 2024, respectively.

8.	OTHER INTANGIBLE ASSETS
The following table presents our acquired finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		September 30, 2025		December 31, 2024
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	24	$519,383	$(76,602)	$333,183	$(63,717)
Trade names	24	133,077	(14,142)	58,877	(11,953)
Total	24	$652,460	$(90,744)	$392,060	$(75,670)
    The Company’s intangible amortization expense was $6,035 and $15,074 for the three and nine months ended September 30, 2025, respectively, and $4,280 and $12,857 for the three and nine months ended September 30, 2024, respectively.

9.	DEBT
The Company’s outstanding debt was as follows:

	September 30, 2025	December 31, 2024
Term Loan Facility	$296,250	$317,188
Revolving Credit Facility	—	—
Credit Facility	296,250	317,188
Other debt	425	554
Total debt	296,675	317,742
Less - Current maturities of long-term debt	(15,154)	(26,423)
Less - Unamortized debt issuance costs	(2,042)	(1,421)
Total long-term debt	$279,479	$289,898
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
As specified in the Credit Agreement, the loans under the Credit Facility bear interest at a base rate or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the Total Net Leverage Ratio, at the Company’s election. At September 30, 2025, the Company calculated interest using a SOFR rate of 4.22% and an applicable margin of 1.25% per annum, and had a weighted average interest rate of approximately 5.74% per annum during the nine months ended September 30, 2025. Scheduled principal payments on the Term Loan Facility are made quarterly and total $3,750 for the remainder of 2025, and $15,000, $15,000 and $3,750 for the years ending 2026, 2027 and 2028, respectively. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on June 5, 2028. For the three and nine months ended September 30, 2025, the Company made term loan payments of $3,750 and $20,938, respectively. Repayments under the Term Loan Facility may not be reborrowed under the terms of the Credit Agreement.
The Revolving Credit Facility bears interest at the same rate options as the Term Loan Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. At September 30, 2025, we had no outstanding borrowings under the $150,000 Revolving

Credit Facility. Borrowings under the Revolving Credit Facility may be repaid and reborrowed under the terms of the Credit Agreement.
Debt Issuance Costs—The Company incurred $1,409 of fees relating to the amendment and restatement of the Credit Facility in the second quarter of 2025. The costs associated with the Credit Facility are reflected on the Condensed Consolidated Balance Sheets as a direct reduction from the related debt liability and amortized over the term of the facility. Amortization of debt issuance costs was $214 and $789 for the three and nine months ended September 30, 2025, respectively, and $330 and $1,025 for the three and nine months ended September 30, 2024, respectively, and was recorded as interest expense.
Compliance and Other—The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict our ability and the ability of our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain certain financial covenants. As of September 30, 2025, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Condensed Consolidated Balance Sheets. Based upon the current market rates for debt with similar credit risk and maturities, at September 30, 2025 and December 31, 2024, the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR plus an applicable margin.

10.	LEASE OBLIGATIONS
    The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of one month to ten years, some of which include options to extend the leases for up to ten years.
    The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$5,406	$5,639	$16,935	$17,014
Short-term lease cost	$7,902	$8,380	$20,694	$19,282

Finance lease cost:
Amortization of right-of-use assets	$32	$30	$94	$164
Interest on lease liabilities	8	9	24	31
Total finance lease cost	$40	$39	$118	$195
    Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash flows from operating leases	$17,158	$16,170
Operating cash flows from finance leases	$24	$31
Financing cash flows from finance leases	$94	$164

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$3,500	$12,182
Finance leases	$—	$—

    Supplemental balance sheet information related to leases is as follows:

Operating Leases	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$64,232	$52,668

Current portion of long-term lease obligations	$20,980	$20,498
Long-term lease obligations	43,588	32,455
Total operating lease liabilities	$64,568	$52,953
Finance Leases
Property and equipment, at cost	$1,428	$2,011
Accumulated depreciation	(1,067)	(1,445)
Property and equipment, net	$361	$566

Current maturities of long-term debt	$134	$127
Long-term debt	270	372
Total finance lease liabilities	$404	$499
Weighted Average Remaining Lease Term
Operating leases	4.9	4.3
Finance leases	2.8	3.6
Weighted Average Discount Rate
Operating leases	6.0%	6.0%
Finance leases	6.9%	6.9%
    Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2025 (excluding the nine months ended September 30, 2025)	$6,569	$39
2026	21,246	158
2027	11,770	157
2028	8,892	92
2029	7,650	—
2030	8,930	—
Thereafter	10,561	—
Total lease payments	$75,618	$446
Less imputed interest	(11,050)	(42)
Total	$64,568	$404

11.	COMMITMENTS AND CONTINGENCIES
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

The Company, including its construction joint ventures and its 50% owned subsidiary, is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions will have a material impact on the Condensed Consolidated Financial Statements of the Company. As of September 30, 2025, the Company is not aware of any pending legal proceedings that are expected to result in a material loss.

12.	INCOME TAXES
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Current tax expense	$26,675	$20,868	$63,703	$42,907
Deferred tax expense	3,842	2,536	9,256	6,053
Income tax expense	$30,517	$23,404	$72,959	$48,960

Cash paid for income taxes	$22,734	$19,565	$56,300	$33,385
The effective income tax rate for the three and nine months ended September 30, 2025 was 24.1% and 25.1%, respectively. The rate varied from the statutory rate primarily as a result of non-deductible compensation, state income taxes, unrecognized tax benefits, and other permanent differences. The Company incurred a $475 and $977 tax benefit for the three and nine months ended September 30, 2025, respectively, for increased tax deductions related to stock compensation and unrecognized tax benefits. On July 4, 2025, the One Big Beautiful Bill Act was enacted into law, introducing changes to the U.S. tax code. The changes did not have a material impact on our effective tax rate.
The Company's U.S. federal and state income tax returns for 2022 and later are open and subject to examination. Additionally, federal and state NOLs may be adjusted by the taxing authorities for the 2014 and later tax years.
Uncertain Tax Positions (“UTP”)—The Company has a UTP liability of $5,214 and an additional liability related to the UTP for penalties of $1,043 and interest of $1,094 at September 30, 2025. We recognize interest and penalties related to the UTP as administrative expense. The UTP, including penalties and interest, is fully offset by an indemnification receivable at September 30, 2025. The Company recognized $1,519 of the recorded UTP in 2025, with no material impact to the Condensed Consolidated Statement of Operations due to the associated indemnification receivable.

13.	STOCK INCENTIVE PLAN AND OTHER EQUITY ACTIVITY
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) and an employee stock purchase plan (the “ESPP”) that are administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”). Changes in common stock and additional paid in capital during the nine months ended September 30, 2025 primarily relate to activity associated with the Stock Incentive Plan, the ESPP, shares withheld for taxes and repurchases of the Company’s common stock.
Share Grants—During the nine months ended September 30, 2025, the Company granted the following awards under the Stock Incentive Plan:

	Shares	Weighted Average Grant-Date Fair Value per Share
RSAs	4	$179.65
RSUs	46	$176.14
PSUs – EPS Based (at target)	27	$167.05
PSUs – Market Based	8	$235.99
Total shares granted	85

Share Issuances—During the nine months ended September 30, 2025, the Company issued the following shares under the Stock Incentive Plan and the ESPP:

Shares
RSAs (issued upon grant)	4
RSUs (issued upon vesting)	47
PSUs – EPS Based (issued upon vesting)	107
PSUs – Liability Based (issued upon vesting)	5
ESPP (issued upon sale)	9
Total shares issued	172
Stock-Based Compensation—The Company recognized $5,599 and $17,190 of stock-based compensation expense during the three and nine months ended September 30, 2025, respectively. The Company recognized $4,776 and $13,097 of stock-based compensation expense during the three and nine months ended September 30, 2024, respectively. ESPP expense, which is included in the total stock-based compensation expense, was $81 and $248 for the three and nine months ended September 30, 2025, respectively, and was $64 and $195 for the three and nine months ended September 30, 2024, respectively. Additionally, the Company has liability-based PSUs for which the number of shares awarded is not determined until the vesting date. During the nine months ended September 30, 2025 and 2024, the Company recognized $1,051 and $656, respectively, as a liability and compensation expense, and upon vesting, reclassified the grant date fair value of $632 and $3,200, respectively, from a liability to additional paid in capital. Stock-based compensation expense is primarily recognized within general and administrative expense. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures.
Shares Withheld for Taxes—The Company withheld 11 and 61 shares for taxes on the vesting of RSU and PSU stock-based compensation for $3,524 and $9,650 during the three and nine months ended September 30, 2025, respectively.
Treasury Stock—On December 5, 2023, the Board of Directors approved a program that authorized repurchases of up to $200,000 of the Company’s common stock. Under the program, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. The Company accounts for the repurchase of treasury shares under the cost method. Under the program, the Company repurchased 17 and 357 shares of its common stock for $4,700 and $48,546 during the three and nine months ended September 30, 2025, respectively. The program expires on December 5, 2025 and may be modified, extended or terminated by the Board of Directors at any time.

14.	EARNINGS PER SHARE
The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2025	2024	2025	2024
Net income attributable to Sterling common stockholders	$92,088	$61,321	$202,556	$144,248

Denominator:
Weighted average common shares outstanding — basic	30,519	30,735	30,491	30,875
Shares for dilutive unvested stock and warrants	441	335	384	309
Weighted average common shares outstanding — diluted	30,960	31,070	30,875	31,184

Net income per share attributable to Sterling common stockholders:
Basic	$3.02	$2.00	$6.64	$4.67
Diluted	$2.97	$1.97	$6.56	$4.63
There were 2 and 4 weighted average unvested shares that were excluded from the calculation of diluted EPS under the treasury stock method, as they were anti-dilutive, for the three and nine months ended September 30, 2025, respectively. There were 64 and 66 weighted average unvested shares that were excluded from the calculation of diluted EPS under the treasury stock method, as they were anti-dilutive, for the three and nine months ended September 30, 2024, respectively.

15.	SUPPLEMENTAL CASH FLOW INFORMATION
    The following table summarizes the changes in the components of operating assets and liabilities:

	Nine Months Ended September 30,
	2025	2024
Accounts receivable	$(165,891)	$(75,759)
Contracts in progress, net	46,358	129,287
Receivables from and equity in construction joint ventures	607	9,692
Receivable from affiliate	25,772	—
Other current and non-current assets	(6,452)	(427)
Accounts payable	5,316	13,053
Accrued compensation and other liabilities	44,873	30,951
Members' interest subject to mandatory redemption and undistributed earnings	—	(5,691)
Changes in operating assets and liabilities	$(49,417)	$101,106

16.	RELATED PARTY TRANSACTIONS
The Company has a limited number of related party transactions. The most significant transactions relate to property leases with the management of certain subsidiaries who own or have an ownership interest in real estate and other companies. The leases are for office space, equipment yards or maintenance shops and have an annual cost of approximately $4,000. The leases expire at various points over the next two to eight years. At December 31, 2024, the Company had a receivable from RHB of approximately $32,100, of which approximately $25,800 was for certain RHB operating costs paid on its behalf and approximately $6,300 was for undistributed earnings of RHB. The Company collected the entire December 31, 2024 receivable balance in the first quarter of 2025. During the nine months ended September 30, 2025, the Company has performed work for and received services from entities owned or partially owned by the management of certain subsidiaries. For the work performed, the Company earned approximately $1,400 and $9,100 in revenue, and for the services received, incurred approximately $160 and $320 of expense for the three and nine months ended September 30, 2025.
In connection with the CEC acquisition, the Company recorded a payable to the sellers, some of whom are now related parties, that is directly linked to a project‑specific receivable of approximately $21,000 owed to CEC as of the acquisition date. Consistent with the closing settlement mechanics, amounts received from the customer on this receivable will be remitted to the seller and, accordingly, the Company recognized a liability for the expected remittance. The arrangement does not impact gross profit, as the payable represents a pass‑through of cash collected on a pre‑close balance rather than consideration for post‑close performance. The asset and liability are presented within other current assets and liabilities, respectively, given the expected collection and remittance timeframe of less than 12 months.

17.	SEGMENT INFORMATION
The Company’s internal and public segment reporting are aligned based upon the services offered by its operating segments. The Company’s operations consist of three reportable segments: E-Infrastructure Solutions, Transportation Solutions and Building Solutions. The segment information for the prior periods presented has been recast to conform to the current presentation. The Company’s CODM, which is the Company’s Chief Executive Officer, uses both segment gross profit and operating income for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances of both profit measures when making decisions about allocating capital and personnel to the segments. We incur certain expenses at the corporate level that relate to our business as a whole. A portion of these expenses are allocated to our business segments by various methods, but primarily on the basis of usage. The balance of the corporate level expenses are reported in the “Corporate G&A Expense” line, which is primarily comprised of corporate headquarters facility expense, the cost of the executive management team, and other expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to any specific business segment, such as corporate human resources, legal, governance, compliance and finance functions. Total assets held at Corporate primarily include cash and prepaid assets.

The following table presents segment revenues, significant segment expenses, and measures of segment profit or loss for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2025	2024	2025	2024
E-Infrastructure Solutions	$417,106	$263,899	$945,775	$689,687
Transportation Solutions	170,490	227,251	487,948	608,995
Building Solutions	101,423	102,591	300,713	318,241
Total Revenues	$689,019	$593,741	$1,734,436	$1,616,923

Cost of Revenues
E-Infrastructure Solutions	$(288,757)	$(182,683)	$(656,459)	$(504,662)
Transportation Solutions	(144,134)	(195,185)	(416,133)	(529,795)
Building Solutions	(85,912)	(86,074)	(253,648)	(263,020)
Total Cost of Revenues	$(518,803)	$(463,942)	$(1,326,240)	$(1,297,477)

Gross Profit
E-Infrastructure Solutions	$128,349	$81,216	$289,316	$185,025
Transportation Solutions	26,356	32,066	71,815	79,200
Building Solutions	15,511	16,517	47,065	55,221
Total Gross Profit	$170,216	$129,799	$408,196	$319,446

General and Administrative Expense
E-Infrastructure Solutions	$(17,656)	$(10,168)	$(42,280)	$(29,184)
Transportation Solutions	(7,384)	(7,210)	(21,292)	(21,843)
Building Solutions	(2,803)	(2,960)	(9,045)	(8,446)
Segment General and Administrative Expense	(27,843)	(20,338)	(72,617)	(59,473)
Corporate	(9,742)	(10,334)	(33,586)	(26,353)
Total General and Administrative Expense	$(37,585)	$(30,672)	$(106,203)	$(85,826)

Intangible Amortization
E-Infrastructure Solutions	$(4,079)	$(2,973)	$(10,013)	$(8,919)
Transportation Solutions	—	—	—	—
Building Solutions	(1,956)	(1,307)	(5,061)	(3,938)
Total Intangible Amortization	$(6,035)	$(4,280)	$(15,074)	$(12,857)

Other Operating Income (Expense), Net
E-Infrastructure Solutions	$—	$—	$—	$—
Transportation Solutions	5,405	(6,283)	11,082	(15,203)
Building Solutions	—	—	—	—
Total Other Operating Income (Expense), Net	$5,405	$(6,283)	$11,082	$(15,203)

Operating Income
E-Infrastructure Solutions	$106,614	$68,076	$237,023	$146,922
Transportation Solutions	24,377	18,573	61,605	42,154
Building Solutions	10,752	12,249	32,959	42,837
Segment Operating Income	141,743	98,898	331,587	231,913
Corporate G&A Expense	(9,742)	(10,334)	(33,586)	(26,353)
Acquisition Related Costs	(5,349)	(72)	(8,023)	(209)
Earn-out Expense	(1,343)	(1,000)	(4,029)	(3,000)
Total Operating Income	$125,309	$87,492	$285,949	$202,351

The following table presents depreciation by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation	2025	2024	2025	2024
E-Infrastructure Solutions	$(10,569)	$(8,892)	$(30,340)	$(25,550)
Transportation Solutions	(2,589)	(3,721)	(7,015)	(10,762)
Building Solutions	(394)	(244)	(1,129)	(742)
Corporate	(326)	(226)	(968)	(635)
Total Depreciation	$(13,878)	$(13,083)	$(39,452)	$(37,689)
The following table presents assets by reportable segment:

	September 30,	December 31,
Assets	2025	2024
E-Infrastructure Solutions	$1,801,744	$958,107
Transportation Solutions	312,569	178,143
Building Solutions	260,069	238,776
Corporate	187,885	641,748
Total Assets	$2,562,267	$2,016,774

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

OVERVIEW
General—Sterling operates through a variety of subsidiaries within three segments specializing in E-Infrastructure, Transportation and Building Solutions in the United States, primarily across the Southern, Northeastern, Mid-Atlantic and Rocky Mountain regions and the Pacific Islands. E-Infrastructure Solutions provides advanced, large-scale site development services and mission-critical electrical services for data centers, semiconductor fabrication, manufacturing, distribution centers, warehousing, power generation and more. Transportation Solutions includes infrastructure and rehabilitation projects for highways, roads, bridges, airports, ports, rail and storm drainage systems. Building Solutions includes residential and commercial concrete foundations for single-family and multi-family homes, parking structures, elevated slabs, other concrete work, plumbing services, and surveys for new single-family residential builds. From strategy to operations, we are committed to sustainability by operating responsibly to safeguard and improve society’s quality of life. Caring for our people and our communities, our customers and our investors – that is The Sterling Way.
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
Under GAAP, this contractual change required Sterling to no longer consolidate RHB’s results with its own and to use equity method accounting with respect to Sterling’s interest in the entity. Beginning January 1, 2025, the Company reports its portion of RHB’s income as a single line item (“Other operating income (expense), net”) in the Condensed Consolidated Statements of Operations and reports its interest in RHB at December 31, 2024 and thereafter, as a single line item (“Investment in unconsolidated subsidiary”) in the Consolidated Balance Sheets. RHB’s revenue is no longer included in Sterling’s consolidated revenue in 2025 and Sterling’s consolidated backlog figures as of December 31, 2024 and thereafter, do not include RHB’s backlog.
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
CEC Acquisition—On September 1, 2025, the Company acquired substantially all of the assets of Irving, Texas-based CEC Facilities Group, LLC (“CEC”) a leading specialty electrical and mechanical contractor. The purchase price was $561 million, consisting primarily of $445 million in cash and $79 million in common stock. Additionally, CEC has an earn-out opportunity of up to an aggregate of $80 million, contingent upon achieving certain operating income targets. CEC is included in the Company’s E-Infrastructure Solutions segment.
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
At September 30, 2025, our Backlog was $2.58 billion, as compared to $1.69 billion at December 31, 2024, with a book-to-burn ratio of 1.6X for the nine months ended September 30, 2025. Included in Backlog at September 30, 2025 is $475.3 million contributed from the electrical and mechanical business acquired late in the third quarter 2025. The Company’s margin in Backlog has increased to 18.0% at September 30, 2025 from 16.7% at December 31, 2024, driven by a greater mix of E-Infrastructure Solutions backlog and an improved backlog margin mix within Transportation Solutions.
Unsigned Awards were $868.8 million at September 30, 2025 and $137.9 million at December 31, 2024. Included in Unsigned Awards at September 30, 2025 is $335.3 million contributed from the electrical and mechanical business acquired late in the third quarter 2025. Combined Backlog totaled $3.44 billion and $1.83 billion at September 30, 2025 and December 31, 2024, respectively, with a book-to-burn ratio of 2.1X for the nine months ended September 30, 2025.

RESULTS OF OPERATIONS
Consolidated Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Revenues	$689,019	$593,741	$1,734,436	$1,616,923
Gross profit	170,216	129,799	408,196	319,446
General and administrative expense	(37,585)	(30,672)	(106,203)	(85,826)
Intangible asset amortization	(6,035)	(4,280)	(15,074)	(12,857)
Acquisition related costs	(5,349)	(72)	(8,023)	(209)
Earn-out expense	(1,343)	(1,000)	(4,029)	(3,000)
Other operating income (expense), net	5,405	(6,283)	11,082	(15,203)
Operating income	125,309	87,492	285,949	202,351
Interest, net	1,537	1,305	5,038	335
Income before income taxes and noncontrolling interests	126,846	88,797	290,987	202,686
Income tax expense	(30,517)	(23,404)	(72,959)	(48,960)
Less: Net income attributable to noncontrolling interests	(4,241)	(4,072)	(15,472)	(9,478)
Net income attributable to Sterling common stockholders	$92,088	$61,321	$202,556	$144,248

Gross margin	24.7%	21.9%	23.5%	19.8%
Revenues—Revenues were $689.0 million for the third quarter of 2025, compared to $593.7 million in the third quarter of 2024. Excluding $72.2 million of RHB revenue from the third quarter of 2024, revenues increased $167.5 million, which was driven by a $153.2 million increase in E-Infrastructure Solutions and a $15.4 million increase in Transportation Solutions, partly offset by a $1.2 million decrease in Building Solutions.
Revenues were $1.73 billion for the nine months ended September 30, 2025, compared to $1.62 billion for the nine months ended September 30, 2024. Excluding $184.6 million of RHB revenue from the nine months ended September 30, 2024, revenues increased $302.1 million, which was driven by a $256.1 million increase in E-Infrastructure Solutions and a $63.6 million increase in Transportation Solutions, partly offset by a $17.5 million decrease in Building Solutions.
Gross profit and margin—Gross profit was $170.2 million for the third quarter of 2025, an increase of $40.4 million, or 31.1%, compared to the third quarter of 2024. The Company’s gross margin as a percentage of revenue increased to 24.7% in the third quarter of 2025, as compared to 21.9% in the third quarter of 2024. Gross profit was $408.2 million for the nine months ended September 30, 2025, an increase of $88.8 million, or 27.8%, compared to the nine months ended September 30, 2024. The Company’s gross margin as a percentage of revenue increased to 23.5% for the nine months ended September 30, 2025, as compared to 19.8% for the nine months ended September 30, 2024. The increases were driven by the aforementioned higher revenue volume and an improved project margin mix across our E-Infrastructure and Transportation Solutions segments.
Contracts in progress that were not substantially complete totaled approximately 370 and 220 at September 30, 2025 and 2024, respectively. These contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percentage of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and the stage of completion of contracts.
General and administrative expense—General and administrative expenses were $37.6 million, or 5.5% of revenue, for the third quarter of 2025, compared to $30.7 million, or 5.2% of revenue, for the third quarter of 2024. General and administrative expenses were $106.2 million, or 6.1% of revenue, for the nine months ended September 30, 2025, compared to $85.8 million, or 5.3% of revenue, for the nine months ended September 30, 2024. The increases in expense reflects higher performance based compensation, one-time severance costs, increased headcount to support growth, and inflation in 2025. The Company anticipates that general and administrative expense will be approximately 6.3% of revenue for the full year 2025.

Other operating income (expense), net—Other operating income (expense), net, includes the 50% portion of earnings related to our 50% owned subsidiary and occasionally other miscellaneous operating income or expense. In 2025, Sterling’s 50% portion of earnings are treated as income and increase the investment in unconsolidated subsidiary account. In 2024, the Members’ 50% portion of earnings was treated as an expense and an increase to the liability account. During the third quarter of 2025, Sterling’s 50% portion of earnings was $5.4 million (including step-up depreciation and amortization of $2.1 million), compared to $6.3 million of expense for the Members’ 50% portion of earnings in the third quarter of 2024. During the nine months ended September 30, 2025, Sterling’s 50% portion of earnings was $11.1 million (including step-up depreciation and amortization of $6.4 million), compared to $15.2 million of expense for the Members’ 50% portion of earnings in the nine months ended September 30, 2024.
Interest, net—Combined interest expense and income was net interest income of $1.5 million for the third quarter of 2025, compared to net interest income of $1.3 million for the third quarter of 2024, and net interest income of $5.0 million for the nine months ended September 30, 2025, compared to net interest income of $0.3 million for the nine months ended September 30, 2024. The higher interest income was due to increased interest rates on our higher average cash balance.
Income taxes—The effective income tax rate was 24.1% for the third quarter of 2025 and 25.1% for the nine months ended September 30, 2025. The rate varied from the statutory rate primarily as a result of non-deductible compensation, state income taxes and other permanent differences. On July 4, 2025, the One Big Beautiful Bill Act was enacted into law, introducing changes to the U.S. tax code. The changes did not have a material impact on our effective tax rate. The Company anticipates an effective income tax rate for the full year 2025 of approximately 25%. See Note 12 - Income Taxes for more information.
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

(In thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
Revenues	2025	% of Revenue	2024	% of Revenue	2025	% of Revenue	2024	% of Revenue
E-Infrastructure Solutions	$417,106	60%	$263,899	45%	$945,775	55%	$689,687	43%
Transportation Solutions	170,490	25%	227,251	38%	487,948	28%	608,995	37%
Building Solutions	101,423	15%	102,591	17%	300,713	17%	318,241	20%
Total Revenues	$689,019		$593,741		$1,734,436		$1,616,923

Operating Income
E-Infrastructure Solutions	$106,614	25.6%	$68,076	25.8%	$237,023	25.1%	$146,922	21.3%
Transportation Solutions	24,377	14.3%	18,573	8.2%	61,605	12.6%	42,154	6.9%
Building Solutions	10,752	10.6%	12,249	11.9%	32,959	11.0%	42,837	13.5%
Segment Operating Income	141,743	20.6%	98,898	16.7%	331,587	19.1%	231,913	14.3%
Corporate G&A Expense	(9,742)		(10,334)		(33,586)		(26,353)
Acquisition Related Costs	(5,349)		(72)		(8,023)		(209)
Earn-out Expense	(1,343)		(1,000)		(4,029)		(3,000)
Total Operating Income	$125,309	18.2%	$87,492	14.7%	$285,949	16.5%	$202,351	12.5%

E-Infrastructure Solutions
Revenues—Revenues were $417.1 million for the third quarter of 2025, an increase of $153.2 million, or 58.1%, compared to the third quarter of 2024. Revenues were $945.8 million for the nine months ended September 30, 2025, an increase of $256.1 million, or 37.1%, compared to the nine months ended September 30, 2024. The increases were primarily driven by higher volume from data centers and the inclusion of $41.4 million of revenue from the electrical and mechanical business acquired late in the third quarter 2025, partly offset by lower volume from warehouses and the timing of advanced manufacturing projects.
Operating income—Operating income was $106.6 million, or 25.6% of revenue, for the third quarter of 2025, an increase of $38.5 million, compared to $68.1 million, or 25.8% of revenue, for the third quarter of 2024. Operating income was $237.0 million, or 25.1% of revenue, for the nine months ended September 30, 2025, an increase of $90.1 million, compared to $146.9 million, or 21.3% of revenue, for the nine months ended September 30, 2024. The increase in operating income is partly attributable to a $4.1 million (inclusive of $0.8 million of intangible amortization) contribution from the electrical and mechanical business acquired late in the third quarter 2025, and the remaining increases in operating income and margin were driven by a project mix shift toward large mission-critical projects, partly offset by lower volume from warehouses and the timing of advanced manufacturing projects.
Transportation Solutions
Revenues—Revenues were $170.5 million for the third quarter of 2025, compared to $227.3 million in the third quarter of 2024. Excluding $72.2 million of RHB revenue from the third quarter of 2024, revenues increased $15.4 million or 9.9%. Revenues were $487.9 million for the nine months ended September 30, 2025, compared to $609.0 million in the nine months ended September 30, 2024. Excluding $184.6 million of RHB revenue from the nine months ended September 30, 2024, revenues increased $63.6 million or 15.0%. The increases were driven by higher heavy highway and other non-highway service revenue, partly offset by lower aviation revenue.
Operating Income—Operating income was $24.4 million, or 14.3% of revenue, for the third quarter of 2025, an increase of $5.8 million, compared to $18.6 million, or 8.2% of revenue, for the third quarter of 2024. Operating income was $61.6 million, or 12.6% of revenue, for the nine months ended September 30, 2025, an increase of $19.5 million, compared to $42.2 million, or 6.9% of revenue, for the nine months ended September 30, 2024. The increases in operating income and margin were driven by an improved project margin mix.
Building Solutions
Revenues—Revenues were $101.4 million for the third quarter of 2025, a decrease of $1.2 million, or 1.1%, compared to the third quarter of 2024. Revenues were $300.7 million for the nine months ended September 30, 2025, a decrease of $17.5 million, or 5.5%, compared to the nine months ended September 30, 2024. The decreases were driven by lower commercial volume compared to 2024. Our residential concrete slab and plumbing businesses have also been impacted by a slowdown in all markets in 2025, driven by prospective homebuyers struggling with affordability challenges.
Operating income—Operating income was $10.8 million, or 10.6% of revenue, for the third quarter of 2025, a decrease of $1.5 million, compared to $12.2 million, or 11.9% of revenue, for the third quarter of 2024. Operating income was $33.0 million, or 11.0% of revenue, for the nine months ended September 30, 2025, a decrease of $9.9 million, compared to $42.8 million, or 13.5% of revenue, for the nine months ended September 30, 2024. The decreases in operating income and margin were driven by the aforementioned lower volume and the slowdown in residential markets in 2025.
LIQUIDITY AND SOURCES OF CAPITAL
Cash and Cash Equivalents—Total cash and cash equivalents at September 30, 2025 and December 31, 2024 includes the following components:

(In thousands)	September 30, 2025	December 31, 2024
Generally Available	$167,038	$566,399
Construction Joint Ventures	139,357	97,796
Total cash and cash equivalents	$306,395	$664,195

The following table presents consolidated information about our cash flows:

(In thousands)	Nine Months Ended September 30,
Net cash provided by (used in):	2025	2024
Operating activities	$253,937	$322,835
Investing activities	(531,065)	(62,302)
Financing activities	(80,672)	(83,969)
Net change in cash and cash equivalents	$(357,800)	$176,564
Operating Activities—During the nine months ended September 30, 2025, net cash provided by operating activities was $253.9 million, compared to net cash provided by operating activities of $322.8 million for the nine months ended September 30, 2024. Cash flows provided by operating activities were primarily driven by higher operating income, the collection of receivables from affiliate, distributions of earnings from our unconsolidated subsidiary, and changes in our accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below.
Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in components of Contract Capital during the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Contracts in progress, net	$46,358	$129,287
Accounts receivable	(165,891)	(75,759)
Receivables from and equity in construction joint ventures	607	9,692
Accounts payable	5,316	13,053
Change in Contract Capital, net	$(113,610)	$76,273
During the nine months ended September 30, 2025, the change in Contract Capital was $113.6 million, which was primarily driven by the E-Infrastructure Solutions segment due to the increased size and duration of its projects in progress. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.
Investing Activities—During the nine months ended September 30, 2025, net cash used in investing activities was $531.1 million, compared to net cash used of $62.3 million in the nine months ended September 30, 2024. The net cash used during the period was primarily driven by $484.2 million for acquisitions (including $444.8 million for the CEC Acquisition and $25 million for the Drake Acquisition) and $50.9 million for purchases of capital equipment, partly offset by $4.0 million of cash proceeds from the sale of property and equipment. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment.
Financing Activities—During the nine months ended September 30, 2025, net cash used in financing activities was $80.7 million, compared to net cash used of $84.0 million for the nine months ended September 30, 2024. The financing cash outflow during the period was primarily driven by $48.5 million for the repurchase of common stock, $20.9 million of repayments on the Term Loan Facility, and $9.7 million for withholding taxes paid on the net share settlement of vested equity awards.
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
 At September 30, 2025, there was approximately $10 million of construction work to be completed on unconsolidated construction joint venture contracts, of which approximately $4 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of September 30, 2025, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.
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
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan facility (collectively, the “Credit Facility”) and our cash and cash equivalents balance. Our indebtedness as of September 30, 2025 included $296 million of variable rate debt under our Credit Facility. At September 30, 2025 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $3 million per year. As of September 30, 2025, we held cash and cash equivalents of $306 million. At September 30, 2025 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest income by approximately $3 million per year.
Other
Fair Value—The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. Based upon the current market rates for debt with similar credit risk and maturities, at September 30, 2025, the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR plus an applicable margin.
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2025. The Company acquired one business in the fourth quarter of 2024 and has acquired three more in the nine months ended September 30, 2025 and, as permitted by SEC guidance for newly acquired businesses, we have elected to exclude the acquired business operations of the acquisitions from the scope of design and operation of our disclosure controls and procedures for the quarter ended September 30, 2025. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2025 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company, including its construction joint ventures and its 50% owned subsidiary, is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. The Company reviews current information about these proceedings and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. See Note 11 - “Commitments and Contingencies”, included in the unaudited Notes to our Condensed Consolidated Financial Statements included in Part 1 Item 1. Condensed Consolidated Financial Statements of this Report for additional information.
Item 1A. Risk Factors
There have not been any material changes from the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of the 2024 Form 10-K. These risk factors should be carefully considered, as they could materially affect the Company’s business, financial condition, or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth certain information with respect to repurchases of our common stock in the open market during the quarter ended September 30, 2025 (in thousands, except price per share data):

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
July 1 – July 31, 2025	0	$0.00	0	$85,558
August 1 – August 31, 2025	0	$0.00	0	$85,558
September 1 – September 30, 2025	17	$274.37	17	$80,858
Total	17	$274.37	17

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
Item 5. Other Information
On September 24, 2025, Dwayne Wilson, a director of the Company, entered into a “Rule 10b5-1 trading arrangement”, as defined in Item 408(a) of Regulation S-K, for the sale of 2,860 shares of common stock. The trading arrangement begins December 24, 2025 and terminates upon the sale of all shares or January 31, 2026, whichever occurs first. During the quarter ended September 30, 2025, no other director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

STERLING INFRASTRUCTURE, INC.

Date: November 4, 2025	By:	/s/ Nicholas Grindstaff
Nicholas Grindstaff
Chief Financial Officer and Duly Authorized Officer