Form 10-K
period 2025-12-31
STERLING INFRASTRUCTURE, INC.
filed 2026-02-26
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates, based on a NASDAQ closing price of $230.73 on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $6.83 billion.

The number of shares outstanding of the registrant’s common stock as of February 24, 2026 – 30,644,110

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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
•cost escalations associated with our contracts, due to changes in availability, proximity and cost of construction materials and fuel for our equipment, changes in U.S. trade policies and retaliatory responses from other countries, and cost escalations associated with subcontractors and labor;
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
•adverse weather conditions;
•potential disruptions, failures or security breaches of the information technology systems on which we rely to conduct our business or failure to comply with laws and regulations regarding data privacy and cybersecurity;
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
•our ability to obtain, maintain, and comply with governmental permits, licenses and approvals;
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
•our ability to successfully identify, finance, complete and integrate recent and potential acquisitions or our ability to identify all liabilities associated with an acquired business or asset prior to our acquisition;
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
Build a Platform for Future Accretive Growth
Solidifying the base—The first element of the transformation of the Company that began in 2016 was a deep evaluation of the risks and opportunities associated with our project portfolio. We continue to work to move the business toward the opportunities that provide the most favorable risk/reward dynamics.
Prior to 2015, the company’s historic base of business was low-bid heavy highway projects within the Transportation Solutions segment; gross margins on these projects during this time were approximately 4%. In 2016, we implemented a strategy to solidify the business by improving risk assessment and bid discipline to significantly reduce the probability of project losses. This strategy has been successful, more than doubling the gross margins of heavy highway projects. In early 2025, we announced the strategic downsizing of our Texas heavy highway business, which is expected to be complete in 2026. This is anticipated to drive further improvement in heavy highway margins.
In recent years, our efforts to solidify the base business have been focused on driving productivity across each of our businesses, developing talent and trades people to support the growth of the company and our industries, and expanding our use of technology across the company to enhance our operations and support growth. Further, we are focused on continual safety enhancements across the organization.
Growing high margin products and services—Across our organization, we are focused on pursuing the most attractive project opportunities from a margin and return perspective. This was a key element of the transformation of the company from 2015 through 2019 and remains a key pillar of our strategy today. The focus in this strategic area is to drive consistent, strong bottom-line growth.
In 2016, we implemented a strategy to shift our Transportation Solutions project mix from low-bid heavy highway projects to alternative delivery heavy highway projects and other higher margin work including airports, commercial, piling and shoring and rail. In 2016, our low-bid heavy highway revenue was approximately 79% of our total revenue, but we have progressively lowered this to 9% as of December 31, 2025.

In E-Infrastructure Solutions, we have built a reputation for strong execution across large, multifaceted, time-sensitive projects for mission-critical customers. In our site development business, our ability to consistently provide on-time delivery and schedule assurance to our customers through successful project management and execution has become a key source of competitive differentiation, and a factor in our margin profile. In the electrical and mechanical business, we have a strong track record of delivering high-performance electrical solutions for the most demanding mission-critical clients. Our focus on large, time-sensitive mission-critical projects where our superior capabilities are valued by our customers has been a driver of segment margin expansion over time and remains our focus moving forward.
Expansion into adjacent markets—In 2016, we implemented a strategy to pursue growth through the acquisition of companies and assets that will enable us to expand into adjacent markets and broaden the types of projects we execute. We operate a decentralized, adaptive business model, which provides us with flexibility to pursue acquisitions and other strategic transactions. Our acquisition strategy focuses on businesses that can enhance our suite of products and services, expand our geographic footprint or customer relationships, or provide diversification of cash flows. Since 2016, we have completed eleven acquisitions and regularly assess other strategic opportunities. Further, we remain focused on opportunities to expand organically into new markets.
Recent Strategic Transactions
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
CEC Acquisition—On September 1, 2025, the Company acquired substantially all of the assets of Irving, Texas-based CEC Facilities Group, LLC (“CEC”) a leading specialty electrical and mechanical contractor. The purchase price was $562 million, consisting primarily of $443 million in cash and $79 million in common stock. Additionally, CEC has an earn-out opportunity of up to an aggregate of $80 million, contingent upon achieving certain operating income targets. CEC is included in the Company’s E-Infrastructure Solutions segment.
Segments, Markets and Customers
The Company’s internal and public segment reporting are aligned based upon the services offered by its operating groups, which represent the reportable segments. The Company’s operations consist of three reportable segments: E-Infrastructure Solutions, Transportation Solutions and Building Solutions. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 - Segment Information for further discussion of our business segments.
E-Infrastructure Solutions—Our E-Infrastructure Solutions segment serves large, blue-chip end users in the data center, manufacturing, e-commerce distribution center, warehousing, power generation sectors and more. We are a leading provider of large-scale site development services in the Southeast, Northeast, Mid-Atlantic and Rocky Mountain regions of the United States. The top four customers in each year, accounted for 27% of the segment’s revenue in 2025, 31% in 2024 and 40% in 2023.
    Transportation Solutions—Our Transportation Solutions segment is comprised of heavy highway, aviation and rail projects, and it relies heavily on federal and state infrastructure spending. The principal geographic markets of this segment are Utah, Arizona, Colorado, Nevada, Texas and the Pacific Islands. Within these principal markets, our core customers are state Departments of Transportation (“DOT(s)”) and regional transit, airport, port, water and railroad authorities. The top four state DOTs in each year, accounted for 58% of the segment’s revenue in 2025, 47% in 2024 and 50% in 2023.

Building Solutions—Our Building Solutions segment is comprised of our residential and commercial businesses. The principal geographic market for our residential business is Texas, specifically Dallas-Fort Worth, Houston and the surrounding communities. In 2021, we expanded our residential business into the greater Phoenix area and continued this expansion in 2022 with the acquisition of the CCS business. In 2023, we further expanded our services in the Dallas-Fort Worth market to include plumbing services for all the major plumbing phases required for new single-family residential builds with our acquisition of PPG. Our core residential customer base is comprised of leading national, regional and custom home builders. Our commercial business focuses on concrete construction of multi-family foundations, parking structures, elevated slabs and other concrete work for leading developers and general contractors in commercial markets. The top four customers in each year, including their respective affiliates, accounted for 45% of the segment’s revenue in 2025, 36% in 2024 and 42% in 2023.
In 2025, no individual customer accounted for more than 10% of our consolidated revenues; however we routinely construct projects for our largest customers mentioned above. The loss of any of these customers could have a material adverse effect on our business and financial results. Refer to Item 1A “Risk Factors” and Note 18 - Concentration of Risk and Enterprise Wide Disclosures for information on the Company’s major customers that represent a concentration of risk due to their significant revenue contributions.
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
Backlog
    Our remaining performance obligations on our projects, as defined in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, do not differ from what we refer to as “Backlog.” Our Backlog represents the amount of revenues we expect to recognize in the future from our contract commitments on projects. The contracts in Backlog are typically completed in 6 to 36 months. The value of our Backlog was $3.01 billion at December 31, 2025, as compared to $1.69 billion at December 31, 2024. We exclude from our Backlog any contract where we are the apparent low bidder for projects (“Unsigned Awards”) until such contract is formally executed by the customer (approximately $300.7 million at December 31, 2025). Certain Building Solutions revenue is recognized upon completion at a point in time and therefore is never reflected in our Backlog. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog” for a discussion and quantification of our Backlog. Also see Item 1A “Risk Factors” for further discussion of risks related to Backlog.
Contracts
Our contracts are awarded on a competitively bid basis or negotiated bid basis using a range of contracting options, including fixed-unit price, lump sum and cost-reimbursable. Each of these contract types presents advantages and disadvantages. Typically, the Company assumes more risk with lump-sum contracts; however, these types of contracts can yield additional profits if the work is completed for less than originally estimated. Under fixed-unit price contracts, the Company’s profit may vary if actual labor-hour costs vary significantly from the negotiated rates. Each contract is designed to optimize the balance between risk and reward. At December 31, 2025, substantially all of our Backlog was contracted on a fixed-unit price or lump sum basis. We occasionally present claims or change orders to our clients for additional costs exceeding or not included in the initial contract price. Also, because some contracts can provide little or no fee for managing material costs, the components of contract cost can impact profitability.
Substantially all of the contracts in our Backlog contain termination for convenience clauses which allow the customer to cancel the contract at their election but would require that the Company be compensated for work performed through the date of termination and for any applicable contractual costs for cancellation. As part of our business, we are a party to joint venture arrangements, pursuant to which we typically jointly bid on and execute particular projects with other companies in the construction industry. See Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our types of risk and how we mitigate cancellation and credit risk.
Insurance and Bonding
Our buildings and equipment are covered by insurance at levels our management believes to be adequate. In addition, we maintain general liability, excess liability, workers’ compensation and auto insurance all in amounts deemed consistent with our risk of loss and standard industry practice.
As a normal part of the Transportation Solutions business and occasionally with the E-Infrastructure Solutions business, we are required to provide various types of surety and payment bonds that provide an additional measure of security for our performance under the contract. Primarily for Transportation Solutions, a bidder for a contract must post a bid bond, generally for 5% to 10% of the bid amount, and upon being awarded the bid, must post a performance and payment bond for up to 100% of the costs to construct. Additionally, we may also be required to post a maintenance bond for generally 1% of the contract amount for one to two years. Our ability to obtain bonds depends upon our capitalization, working capital, aggregate contract size, past performance, management expertise and external factors, including the capacity of the overall surety market. Bonding companies consider such factors in light of the amount of our Backlog that we have currently bonded and their current underwriting standards, which may change from time to time. As is customary, we have agreed to indemnify our bonding company for all losses incurred by it in connection with bonds that are issued, and we have granted our bonding company a security interest in certain assets, including accounts receivable, as collateral for such obligation.
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
Human Capital
At December 31, 2025, the Company had approximately 4,400 employees, comprised of approximately 1,200 salaried employees and approximately 3,200 hourly employees. The percentage of our employees represented by unions at December 31, 2025 was approximately 4%. We maintain agreements with various unions representing groups of our employees at project sites, and we typically renew these agreements periodically. We consider our relationships with our employees and the applicable labor unions to be satisfactory.
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
Across our three operating segments, revenue and profit are generated from infrastructure projects and services, but we do not directly control the process by which such infrastructure projects and services are awarded. The construction industry historically has experienced cyclical fluctuations in financial results due to economic recessions, downturns in business cycles of our customers, supply chain disruptions and the price or availability of building materials, inflationary pressures, interest rate fluctuations, international trade issues, including tariffs and counter tariffs, and other economic factors beyond our control. Many factors, including the financial condition of the infrastructure industry, could adversely affect our customers and their willingness to fund capital expenditures in the future. Additionally, consolidation, competition or capital constraints in the industries we serve may result in reduced spending by our customers.
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
The price and availability of the materials required to execute our projects are subject to volatility and disruptions caused by global economic factors that are beyond our control, including, but not limited to, labor shortages, wage pressures, rising inflation and potential economic slowdown or recession, as well as fuel and energy costs, the impact of natural disasters, geopolitical conflicts (such as the conflicts in Eastern Europe and the Middle East), and other matters that have impacted or could impact the global economy. If shortages and cost increases in materials and tightness in the labor market persist for a prolonged period of time, and we are unable to offset such cost increases, our profit margins could be adversely impacted.
We rely on third party suppliers to provide substantially all of the materials for our contracts and third party subcontractors to perform some of the work on many of our projects. For the past several years, our operating margins have been adversely impacted, and may continue to be impacted, by price increases for certain construction materials, as well as fuel for our equipment. To the extent that we are unable to obtain commitments from our suppliers for materials or engage subcontractors, our ability to bid for contracts may be impaired.
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
•changes in availability and proximity of construction materials, as well as fuel for our equipment; and
•claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is a part.
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
Because a significant portion of our construction projects are performed outdoors, work on those contracts is subject to seasonal weather conditions that may delay our work and contribute to project inefficiency. Lengthy periods of wet or cold winter weather will generally interrupt construction, and this can lead to under-utilization of crews and equipment, resulting in less efficient rates of overhead recovery. Extreme heat or cold can prevent us from performing certain types of operations. For example, during the late fall to the early spring months of each year, our work on construction projects in the Rocky Mountain States has been curtailed at times due to snow and other work-limiting weather. In addition, our work is subject to extreme and unpredictable weather conditions, which could become more frequent or severe if general climatic changes occur. For example, in 2021 there was a Texas-wide freezing weather event that caused delays for some of our Transportation Solutions and Building Solutions operations. While revenues can be recovered following a period of bad weather, it is generally impossible to recover the cost of inefficiencies, and significant periods of bad weather typically reduce profitability of affected contracts both in the current period and during the future life of affected contracts. Such reductions in contract profitability negatively affect our results of operations in current and future periods until the affected contracts are completed. To the extent climate change results in an increase in such extreme adverse weather conditions, the likelihood of a negative impact on our operations may increase.
We rely on information technology systems to conduct our business, which are subject to disruption, failure or security breaches.
We rely on information technology (“IT”) systems in order to achieve our business objectives. We also rely upon industry accepted security measures and technology to securely maintain confidential information on our IT systems. However, our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances such as catastrophic events, power outages, computer system or network failures, computer viruses, cyber-attacks or other malicious software programs. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation and the loss of suppliers or customers. A significant disruption or failure could have a material adverse effect on our business operations, financial performance and financial condition.
Major public health crises could disrupt our operations and adversely affect our business, results of operations and financial condition.
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
In the past, many of the heavy highway contracts on which we bid were awarded through a competitive bid process, with awards generally being made to the lowest bidder, but sometimes recognizing other considerations, such as shorter contract schedules or prior experience with the customer and reputation. Within our geographic markets, we compete with many international, national, regional and local construction firms. Several of these competitors have achieved greater geographic market penetration than we have in the geographic markets in which we compete, and/or have greater resources, including financial resources, than we do. In addition, a number of international and national companies in the heavy highway construction industry that are larger than we are and that currently do not have a significant presence in our geographic markets, if they so desire, could establish a presence in our geographic markets and compete with us for contracts.
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
Our Transportation Solutions business is highly dependent on the amount and timing of infrastructure work funded by various governmental entities, which, in turn, depend on the overall condition of the economy, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state or local government spending levels. Spending on infrastructure could decline for numerous reasons, including decreased revenues received by state and local governments for spending on such projects. For example, state spending on highway and other projects can be adversely affected by decreases or delays in, or uncertainties regarding, federal highway funding, which could adversely affect us since we are reliant upon contracts with state transportation departments for a significant portion of our revenues.
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
Building Solutions
The homebuilding industry is cyclical and susceptible to downward changes in general economic or other business conditions which could adversely affect our Building Solutions projects, including foundations and plumbing for single-family and multi-family homes.
Our Building Solutions business is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels. Beginning in 2022, rising inflation and increased interest rates made home ownership less affordable, which resulted in decreased demand for single-family homes. Should these conditions, especially in the markets where we operate, continue or worsen, new home demand and prices could suffer and customers might cancel pending contracts. This impact could adversely affect the number of Building Solution projects we have or reduce the prices we can charge for these projects, either of which could result in a decrease in our revenues and earnings that could materially adversely affect our results of operations.
We cannot predict with certainty whether the decline in the U.S. housing market will continue or worsen due to changes in conditions that are beyond our control, which may include the following:
•interest rate uncertainty;
•shortage of lots available for development; and
•changes in demographics and population migration that impair the demand for new housing.

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
 At December 31, 2025, there was approximately $371.9 million of construction work to be completed on unconsolidated construction joint venture contracts, of which $148.8 million represented our proportionate share. We are not aware of any situation that would require us to fulfill responsibilities of our construction joint venture partners pursuant to the joint and several liability under our contracts.
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
The early termination of contracts and uncertainty of new project awards could adversely affect our business.
Our contracts generally have clauses that permit the cancellation of the contract unilaterally and at any time as long as the customer compensates us for the work already completed and for additional contractual costs for cancellation. A cancellation of an unfinished contract could cause our equipment and work crews to be idle for a period of time until other comparable work becomes available. Additionally, we may be prohibited from bidding on certain government contracts if we fail to maintain required qualifications, and the timing of project awards is unpredictable and outside of our control due to complex and lengthy negotiation processes. Any of the foregoing could have a material adverse effect on our results of operations and financial condition.

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
In several of the states in which we operate, we have project personnel that are unionized. Additional groups of our employees may also unionize in the future. If at any time a significant amount of our employees unionized, it could limit the flexibility of the workforce and could result in demands that might increase our operating expenses and adversely affect our profitability. Our inability to negotiate acceptable contracts with unions could result in work stoppages, and any new or extended contracts could result in increased operating costs. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. The future or continued occurrence of any of these events would be disruptive to our operations and could have a material adverse effect on our business, operating results and financial condition.
If we are unable to comply with applicable immigration laws, our ability to successfully complete contracts may be negatively impacted.
We rely heavily on immigrant labor. We have taken steps that we believe are sufficient and appropriate to ensure compliance with immigration laws. However, we cannot provide assurance that we have identified, or will identify in the future, all undocumented immigrants who work for us. Our failure to identify undocumented immigrants who work for us may result in fines or other penalties being imposed upon us, which could have a material adverse effect on our results of operations and financial condition. Immigration laws have also been an area of considerable political focus in recent years, and, from time-to-time, the U.S. government considers or implements changes to federal immigration laws, regulations or enforcement programs. Changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and potential liability and make our hiring processes more cumbersome, or reduce the availability of potential employees. Any of the foregoing could have a material adverse effect on our results of operations and financial condition.
Our operations are subject to hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance as well as negative reputational impacts relating to health and safety matters.
Our workers are subject to hazards associated with providing construction and related services. These operating hazards can cause personal injury, loss of life, damage to or destruction of property, plant and equipment or environmental damage. On most sites, we are responsible for safety and are contractually obligated to implement safety procedures. Our safety record is an important consideration for us and for our customers. If we experience a material increase in the frequency or severity of accidents, our safety record could substantially deteriorate, which may preclude us from bidding on certain work, expose us to potential lawsuits or cause customers to cancel existing contracts.
We maintain general liability and excess liability insurance, workers’ compensation insurance, auto insurance and other types of insurance all in amounts consistent with our risk of loss and infrastructure industry practice, but this insurance may not be adequate to cover all losses or liabilities that we may incur in our operations. Insurance liabilities are difficult to assess and quantify due to unknown factors, including the severity of an injury, the number of incidents not reported and the effectiveness of our safety program. If we were to experience insurance claims or costs above our estimates, we might be required to use working capital to satisfy these claims rather than to maintain or expand our operations. To the extent that we experience a material increase in the frequency or severity of accidents or workers’ compensation and health claims, or unfavorable developments on existing claims, our results of operations and financial condition could be materially and adversely affected.

We contribute to multiemployer plans that could result in liabilities to us if those plans are terminated or if we withdraw from those plans.
We contribute to several multiemployer pension plans for employees covered by collective bargaining agreements. These plans are not administered by us and contributions are determined in accordance with provisions of negotiated labor contracts. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multiemployer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. If we terminate, withdraw or partially withdraw from other multiemployer pension plans, we could be required to make significant cash contributions to fund those plans unfunded vested benefit, which could materially and adversely affect our financial condition and results of operations; however, we are not currently able to determine the net assets and actuarial present value of the multiemployer pension plans’ unfunded vested benefits allocable to us, if any, and we are not presently aware of the amounts, if any, for which we may be contingently liable if we were to withdraw from any of these plans. In addition, if the funding level of any of these multiemployer plans becomes classified as “critical status” under the Pension Protection Act of 2006, we could be required to make significant additional contributions to those plans.
Risks Related to Legal and Regulatory Matters
We are, and may continue to be, involved in routine litigation and government inquiries in the ordinary course of business.
Due to the nature of our business, we are involved in routine litigation or subject to other disputes or claims related to our business activities, including, among other things, workers’ compensation claims, employment-related disputes and issues related to liability, breach of contract or tortious conduct in connection with our performance of services and provision of materials. The outcomes of these inquiries and legal proceedings are not expected to have a material effect on our financial position or results of operations on an individual basis, although adverse outcomes in a significant number of such ordinary course inquiries and legal proceedings could, in the aggregate, have a material adverse effect on our financial condition and results of operations.
Environmental and other regulatory matters, including those relating to climate change, could adversely affect our ability to conduct our business and could require expenditures that could have a material adverse effect on our results of operations and financial condition. In addition, future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities, which could adversely affect our financial position and results of operations.
Our operations are subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances and the emission and discharge of pollutants into the air and water. We could be held liable for contamination created not only from our own activities but also from the historical activities of others on our project sites or on properties that we acquire or lease. Our operations are also subject to laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous substances. Violations of laws and regulations could subject us to substantial fines and penalties, cleanup costs, third party property damage or personal injury claims, natural resource damages claims, the issuance of orders enjoining our operations and administrative, civil and criminal liability.
In addition, growing concerns about climate change and other environmental issues could result in the imposition of additional environmental regulations. Legislation or restrictions could increase the costs of projects for us and, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services which could in turn have a material adverse effect on our operations and financial condition.
Generally, environmental laws, regulations, enforcement practices and compliance standards have become increasingly stringent. Compliance with new regulations could require us to make substantial expenditures for, among other things, pollution control systems and other equipment that we do not currently possess, or the acquisition or modification of permits applicable to our activities.
Our aggregate quarry leases could subject us to costs and liabilities. We could be held responsible for any contamination or regulatory violations resulting from activities or operations at the quarries, which could be significant and could materially and adversely affect our business, operating results and financial condition.

We are required to obtain, maintain and comply with government permits, licenses and approvals, and failure to obtain, maintain, and comply with such permits, licenses and approvals could adversely affect our or our customers’ operations.
We, as well as our customers, are required to obtain, maintain, and comply with numerous federal, state and local government permits, licenses and approvals. Any of these permits, licenses or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or maintain such approvals or to comply with the conditions of permits, licenses or approvals may adversely affect our operations by, for instance, temporarily suspending our activities or curtailing our work and may subject us to fines, penalties, injunctive relief and other sanctions. Although existing permits and licenses are routinely renewed by various regulators, renewal could be denied or jeopardized by various factors, including:
• failure to provide adequate financial assurance for closure;
• failure to comply with environmental, health and safety laws and regulations or permit conditions; and
• executive action.
Furthermore, the regulatory permitting process for various projects requires significant investments of time and money by our customers and sometimes by us. We cannot guarantee that we or our customers will obtain the necessary permits for these projects.
Recent and potential changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of materials and products used in our projects.
In the recent past, the federal government imposed new or increased tariffs or duties on an array of imported materials and goods used in connection with our projects, which raised our costs for these items (or products made with them). Foreign governments, including China, Canada and Mexico, and trading blocs, such as the European Union, have responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods. Any trading conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our costs further, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies, and, individually or in the aggregate, materially and adversely affect our business and result of operations.
Tax matters, including changes in corporate tax laws and disagreements with taxing authorities, could impact our results of operations and financial condition.
We conduct business across the United States and file income taxes in federal and various state jurisdictions. Significant judgment is required in our accounting for income taxes. In the ordinary course of our business, there are transactions and calculations in which the ultimate tax determination is uncertain. Changes in tax laws and regulations, in addition to changes and conflicts in related interpretations and other tax guidance, could materially impact our provision for income taxes, deferred tax assets and liabilities, and liabilities for uncertain tax positions. Issues relating to tax audits or examinations and any related interest or penalties and uncertainty in obtaining deductions or credits claimed in various jurisdictions could also impact the accounting for income taxes. Our results of operations are reported based on our determination of the amount of taxes we owe in various tax jurisdictions, which are subject to review or examination by taxing authorities in applicable tax jurisdictions. An adverse outcome of such a review or examination could adversely affect our operating results and financial condition. Further, the results of tax examinations and audits could have a negative impact on our financial results and cash flows where the results differ from the liabilities recorded in our financial statements.
Our business is subject to complex and evolving laws and regulations regarding data privacy and cybersecurity.
In the ordinary course of our business, we collect, use, store, and process personal information relating to our employees, vendors, and suppliers, and we may share such information with third‑party service providers for limited purposes under contractual arrangements.
Although we have implemented commercially reasonable measures to comply with applicable data privacy and cybersecurity laws and regulations, many of these laws are relatively new and subject to interpretation, and there can be no assurance that our compliance efforts will be deemed sufficient.
We use artificial intelligence (“AI”) technologies in our business, and the deployment, use, and maintenance of these technologies involve significant technological and legal risks.
We invest in AI, but face challenges: an evolving market, unproven growth, and potential development failures. We currently use third-party tools and are developing our AI strategy with external vendors. Risks include flawed algorithms, biased data, intense competition, and the inability to commercialize AI offerings effectively. The rapidly changing legal landscape, including privacy and consumer protection laws, poses unpredictable compliance costs. Ultimately, AI investments may not always benefit our business.

Risks Related to Strategy and Acquisitions
Our strategy, which includes expanding into adjacent markets, may not be successful.
We continue to pursue growth through the acquisition of companies or assets that will enable us to broaden the types of projects we execute and also expand into new markets. We have completed several acquisitions and plan to consider strategic acquisitions in the future. We may be unable to implement this growth strategy if we cannot identify suitable companies or assets or reach agreement on potential strategic acquisitions on acceptable terms. Moreover, an acquisition involves certain risks, including:
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
•assumption of contractual obligations that contain terms that are not beneficial to us or increase our risk for liability;
•insufficient management attention to our ongoing business; and
•inability to realize the cost savings or other financial benefits that we anticipate.
Our failure to address these risks or other problems encountered in connection with any future acquisitions could cause us to fail to realize the anticipated benefits of these acquisitions, cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions could also result in dilutive issuances of the combined company’s equity securities, the incurring of debt, contingent liabilities, amortization expenses or the write-off of goodwill, any of which may adversely affect our business, prospects, liquidity, financial condition, and results of operations.
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
Under this method, estimated contract revenue is recognized by applying the cost-to-cost measure of progress for the period (based on the ratio of costs incurred to total estimated costs of a contract) to the total estimated revenue for the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. These adjustments could result in both increases and decreases in profit margins or losses. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant and could have an adverse effect on our business. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract profit, we recognize a credit or a charge against current earnings, which could be material.
We may not be able to fully realize the revenue value reported in our Backlog.
Backlog as of December 31, 2025 totaled $3.01 billion. Backlog develops as a result of new awards, which represent the potential revenue value realizable pursuant to new project commitments received by us during a given period. Backlog is measured and defined differently by companies within our industry. We refer to “Backlog” as the unearned revenue we expect to earn in future periods on our executed contracts. As the construction on our projects progresses, we increase or decrease Backlog to take into account newly signed contracts, revenue earned during the period and our estimates of the effects of changes in estimated quantities, changed conditions, change orders and other variations from previously anticipated contract revenues, including completion penalties and incentives. In the event of a project cancellation, termination, or scope adjustment, we typically have no contractual right to the total revenues reflected in our Backlog. The timing of contract awards, duration of large new contracts and the mix of services can significantly affect Backlog reporting. We cannot guarantee that the revenue projected in our Backlog will be realized, or if realized, will result in earnings.
Given these factors, our Backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our Backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot provide assurance that our estimates of Backlog will accurately reflect future revenue. Inability to realize revenue from our Backlog could have an adverse effect on our business.
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
We have pledged substantially all of our assets as collateral in connection with that certain amended and restated credit agreement, dated as of June 5, 2025, by and among the Company, as borrower, certain of our subsidiaries, as guarantors, the financial institutions party thereto as lenders and BMO Bank N.A., as administrative agent for the lenders (as amended, the “Credit Agreement”), and we have additionally pledged the proceeds of and other rights under our E-Infrastructure Solutions and Transportation Solutions contracts to our bonding agent. As a result, we may have difficulty in obtaining additional financing in the future if such financing requires us to pledge assets as collateral. In addition, under our Credit Agreement, we must obtain the consent of our lenders to incur additional debt from other sources (subject to certain limited exceptions).
If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.
Our Credit Agreement contains various covenants and other provisions that impose restrictions on our ability to operate and manage our business.
As of December 31, 2025, our aggregate principal amount outstanding under the Credit Agreement was $292.5 million. The Credit Agreement will mature on June 5, 2028. While we currently believe we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of the credit markets or the economy generally.
The Credit Agreement is secured by a first priority security interest in substantially all of our assets, subject to certain exceptions and limitations. The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict our ability to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments or make certain acquisitions, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things.
In addition, the Credit Agreement contains financial covenants that require us to maintain certain financial ratios and to prepay outstanding loans under the Credit Agreement in certain cases with proceeds from the issuance of additional debt, asset dispositions, and events of loss. These requirements could limit our cash flow or impair our ability to conduct business and pursue business strategies. Our ability to comply with these provisions may be affected by events beyond our and their control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our debt repayment obligations, which in turn may trigger cross-acceleration or cross-default provisions in other debt or bonding agreements. The Credit Agreement also contains a cross-default provision. This provision could have a wider impact on liquidity than might otherwise arise from a default of a single debt instrument. Our available cash and liquidity would not be sufficient to fully repay borrowings under all of our debt instruments that could be accelerated upon such an event of default.
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
We may elect to borrow, continue or convert certain term or revolving loans under our Credit Agreement to bear interest at either a base rate plus a margin, or Secured Overnight Financing Rate (“Term SOFR”) plus a margin, at the Company’s election. Accordingly, increases in interest rates could have a material adverse effect on our business operations, financial performance and financial condition.
To service our indebtedness and to fund working capital, we will require a significant amount of cash. Our ability to generate cash depends on many factors that are beyond our control, including that adverse capital and credit market conditions may affect our ability to meet liquidity needs, access to capital and cost of capital.
Our ability to generate cash, outside of funds available through the revolving credit facility under the Credit Agreement, is subject to our operational performance, as well as general factors that are beyond our control. We may be unable to expand our credit capacity, which could adversely affect our operations and business. Earnings from our operations and our working capital requirements can vary from period to period, based primarily on the mix of our projects underway and the percentage of project work completed during the period. Capital expenditures may also vary significantly from period to period. We cannot provide assurance that our business will generate sufficient cash flow from operations or asset sales or that we can obtain future borrowing capacity in an amount sufficient to enable us to pay our indebtedness, to fund working capital requirements or to fund our other liquidity needs. Without sufficient liquidity, we will be forced to curtail our operations.
In the event we cannot generate enough cash to satisfy our liquidity needs, we may have to seek additional financing. The Credit Agreement, subject to certain exceptions, restricts our ability to incur additional financing indebtedness. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, our credit ratings and credit capacity. The domestic and worldwide capital and credit markets may experience significant volatility, disruptions and dislocations with respect to price and credit availability. Should we need additional funds or to refinance our existing indebtedness, we may not be able to obtain such additional funds. If internal sources of liquidity prove to be insufficient, we may not be able to successfully obtain additional financing on favorable terms, or at all.
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
We had approximately $585 million of goodwill and $555 million of intangibles recorded on our Consolidated Balance Sheet at December 31, 2025. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations reduced by any impairments recorded subsequent to the date of acquisition. Intangible assets are recognized as an asset apart from goodwill if they arise from contractual or other legal rights or if they are separable; that is, they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged (whether or not there is intent to do so). A shortfall in our revenues or net income or changes in various other factors from that expected by securities analysts and investors could significantly reduce the market price of our common stock. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill or intangible assets have been impaired. We perform an annual test of our goodwill and periodic assessments of intangible assets to determine if they have become impaired. On an interim basis, we also review the factors that have or may affect our operations or market capitalization for events that may trigger impairment testing. Write downs of goodwill and intangible assets may be substantial. If we were required to write down all or a significant part of our goodwill and/or intangible assets in future periods, our net earnings and equity could be materially adversely affected.
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
Effective November 12, 2025, the Board of Directors approved a program authorizing us to repurchase up to $400 million of our outstanding common stock over a 24-month period (the “Stock Repurchase Program”). The timing and amount of any share repurchases is at the discretion of our management, subject to the requirements of the Securities Exchange Act of 1934, as amended, and related rules. As a result, there can be no guarantee around the timing or volume of our share repurchases. We intend to finance any stock repurchases with cash on hand and through operating cash flow. There is no guarantee as to the number of shares that will be repurchased, and the Stock Repurchase Program may be extended, suspended or discontinued at any time without notice at our discretion, which may result in a decrease in the trading price of our common stock. The Stock Repurchase Program could increase volatility in and affect the price of our common stock. The existence of our Stock Repurchase Program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our Stock Repurchase Program will diminish our cash reserves. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our Stock Repurchase Program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
The Company has a comprehensive cybersecurity risk management strategy and program which involves identifying, assessing, and mitigating risks to protect organizational assets and ensure business continuity.
Cybersecurity Risk Management and Strategy
Our cybersecurity program adheres to recognized industry standards, notably the National Institute of Standards and Technology (NIST) Cybersecurity Framework. The NIST framework offers a structured and adaptable approach for managing cybersecurity risks, enabling effective identification, protection, detection, response, and recovery from cybersecurity threats. Compliance with NIST standards strengthens organizational resilience and affirms our commitment to established best practices. Primary technology vendors are required to comply with our security and governance standards and submit annual SOC I/SOC II reports. These reports enable us to assess our partners' controls in information security, privacy, and confidentiality.
Our cybersecurity program includes key elements such as risk management, incident response, access control, and continuous monitoring to protect organizational assets and data.
The Company employs artificial intelligence and machine learning-based managed security operations, including 24/7 monitoring performed by a third-party provider in collaboration with internal teams. We have implemented effective cybersecurity awareness training programs to educate employees on identifying and responding to cybersecurity threats, transforming potential vulnerabilities into a strong defensive posture. Monthly phishing simulation campaigns promote awareness among employees, reduce the risk of successful phishing attacks, and foster a culture of security throughout the organization. Additionally, comprehensive vulnerability, patch, and risk management processes are in place to monitor threats associated with our systems, applications, and data. This proactive approach enables timely detection and response to cybersecurity threats, minimizing potential impacts on business operations and financial stability.
Each year, we conduct penetration testing to gain deeper insight into our security posture. This helps us protect our digital assets, identify vulnerabilities before attackers can exploit them, and meet compliance requirements. The Company has implemented a proactive and ongoing vulnerability management program designed to find, assess, prioritize, and address vulnerabilities and misconfigurations across our systems, networks, and applications. Such a program is essential for maintaining the security and integrity of an organization's digital assets while reducing the chances of cyberattacks and data breaches. The Company maintains robust incident management processes to swiftly address any security incidents that may occur, mitigating their impact and preserving operational integrity.
Cybersecurity Governance
Our Board incorporates cybersecurity risk into its overall risk oversight responsibilities, recognizing cybersecurity and IT risks as critical strategic concerns for the Company. The Board supervises management’s execution of our cybersecurity risk management program by receiving regular updates from management on cyber risks, details of our risk management initiatives, and incidents related to cybersecurity.
Our Cybersecurity program is overseen by the Chief Information Officer (CIO) and led by the Director of Cybersecurity. The CIO and Director of Cybersecurity are responsible for driving our enterprise-wide cybersecurity strategy, compliance, policy, standards, security architecture, cyber operations, governance and risk management. The CIO has over 30 years of IT leadership experience and has led cybersecurity and compliance for over 10 years at large global public and private companies. The Director of Cybersecurity has over two decades of experience in Information Security, including 14 years in prominent leadership positions as a director and virtual Chief Information Security Officer (vCISO) for recognized organizations. Our director holds a master’s degree and is currently pursuing a Ph.D. in Cybersecurity.
The Director of Cybersecurity provides regular updates on security and risk management to executive leadership. The CIO communicates with the Board and disclosure committee to ensure comprehensive oversight of our cybersecurity posture. Updates are presented during quarterly disclosure committee meetings and annual Board and executive leadership meetings. During these sessions, key topics such as cybersecurity risk, control maturity, incident management, compliance posture, and security improvement initiatives are discussed to ensure a thorough understanding and governance of our cybersecurity landscape.
Cybersecurity Risks, Threats, and Incidents
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

Item 2. Properties
We own or lease properties in locations throughout the U.S. to conduct our business. We believe these facilities are adequate to meet our current and near-term requirements. The following list summarizes our principal properties by segment for which they are primarily utilized and our “Corporate” headquarters:

Location	Type of Facility	Interest	Segment(s)
The Woodlands, TX	Administrative	Leased	Corporate
Kennesaw, GA	Administrative and operations	Leased	E-Infrastructure Solutions
Austell, GA	Operations and equipment yard	Owned/Leased	E-Infrastructure Solutions
Irving, TX (1)	Administrative and operations	Leased	E-Infrastructure Solutions
Flanders, NJ (1)	Administrative, operations and equipment yard	Leased	E-Infrastructure Solutions
Denton, TX	Administrative and operations	Owned	Building Solutions
Draper, UT (1)	Administrative and operations	Leased	All Operating Segments
Phoenix, AZ	Administrative and operations	Leased	Transportation Solutions
Houston, TX	Administrative, operations and equipment yard	Owned	Transportation Solutions
Wylie, TX (1)	Administrative and operations	Leased	Building Solutions

(1) The leased space is owned by and leased from related parties. Refer to Note 19 - Related Party Transactions for additional information.
All of our wholly-owned real property is encumbered, see Note 9 - Debt for further discussion on debt and our Credit Agreement.
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
In the opinion of management, after consultation with legal counsel, there are currently no threatened or pending legal matters that would reasonably be expected to have a material adverse impact on the Company’s Consolidated Results of Operations, Financial Position or Cash Flows. See Note 11 - Commitments and Contingencies for additional information.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the NASDAQ Global Select Market under the trading symbol “STRL”. On February 24, 2026, there were 594 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2025 (in thousands, except per share values):

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
October 1 – October 31, 2025	0	$0.00	0	$80,858
November 1 – November 30, 2025	24	$316.70	24	$392,502
December 1 – December 31, 2025	59	$307.44	59	$374,346
Total	83	$310.09	83

(1) On December 5, 2023, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200,000 of the Company’s common stock. Effective November 12, 2025, the Board of Directors authorized a new stock repurchase program, permitting the repurchase of up to $400,000 of the Company’s common stock over the following 24 months. This new authorization supersedes and replaces the Company’s prior repurchase program, which had been scheduled to remain in effect through December 5, 2025. Under the new program, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. The new program expires on November 12, 2027 and may be modified, extended or terminated by the Board of Directors at any time.

Performance Graph
The following Performance Graph and related information shall not be deemed to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the percentage change in the Company’s cumulative total stockholder return on its common stock for the last five years with the Dow Jones US Total Return Index, a broad market index, and a peer group index selected by our management that includes public companies within our industry (the “2025 Peer Group”).
The 2025 Peer Group index replaced the 2024 Peer Group index that was reported in the previous year. The companies in the 2025 Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, management believes the 2025 Peer Group more closely resembles our total business than any individual company in the 2025 Peer Group and more than the 2024 Peer Group as a whole.
The returns are calculated assuming that an investment with a value of $100 was made in the Company’s common stock and in each index on December 31, 2020 and that all dividends were reinvested in additional shares of common stock; however, the Company has paid no dividends during the periods shown. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. Additionally, the stock performance shown on the graph is not intended to be indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Sterling Infrastructure, Inc., the Dow Jones US Total Return Index and the Company's 2025 & 2024 Peer Groups
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
Index Value
12/20
12/21
12/22
12/23
12/24
12/25
Period Ending
Sterling Infrastructure, Inc.
Dow Jones US Total Return Index
2025 Peer Group
2024 Peer Group

Copyright© 2025 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.
The table below depicts the five-year performance of $100 invested on December 31, 2020 in stock or index, including reinvestment of dividends.

	December 2020	December 2021	December 2022	December 2023	December 2024	December 2025
Sterling Infrastructure, Inc.	$100.00	$141.32	$176.25	$472.49	$905.16	$1,645.51
Dow Jones US Total Return Index	$100.00	$126.50	$101.96	$129.00	$160.54	$188.41
2025 Peer Group	$100.00	$142.76	$141.96	$204.60	$323.77	$460.90

2024 Peer Group (Replaced by 2025 Peer Group)	$100.00	$136.93	$116.01	$160.65	$247.57	$373.94
The 2025 Peer Group in the graph above is comprised of the following member companies:

Company	Ticker
Ameresco, Inc.	AMRC
Arcosa, Inc.	ACA
Astec Industries Inc	ASTE
Chart Industries Inc	GTLS
Columbus Mckinnon Corp	CMCO
Comfort Systems USA Inc	FIX
Construction Partners, Inc.	ROAD
Dycom Industries Inc	DY
Eagle Materials Inc	EXP
Emcor Group, Inc.	EME
Granite Construction Inc	GVA
IES Holdings, Inc.	IESC
MYR Group Inc.	MYRG
Primoris Services Corp	PRIM
Quanta Services, Inc.	PWR
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
CEC Acquisition—On September 1, 2025, the Company acquired substantially all of the assets of Irving, Texas-based CEC Facilities Group, LLC (“CEC”) a leading specialty electrical and mechanical contractor. The purchase price was $562 million, consisting primarily of $443 million in cash and $79 million in common stock. Additionally, CEC has an earn-out opportunity of up to an aggregate of $80 million, contingent upon achieving certain operating income targets. CEC is included in the Company’s E-Infrastructure Solutions segment.
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

E-Infrastructure Solutions—Our E-Infrastructure Solutions business is driven by our customers’ investments in the development of data centers, advanced manufacturing centers, e-commerce distribution centers and warehouses. We foresee significant growth opportunities tied to the implementation of multi-year capital deployment plans by data center customers, including hyperscalers, colocation providers and others. These investments are driven by the need to support the increasing use of cloud computing applications, increasing adoption and complexity of artificial intelligence applications and digital transformation across industries. Additionally, we continue to see significant opportunity related to the construction of manufacturing capacity in the U.S., including semiconductor fabrication. Following a decline that began in 2023, the e-commerce distribution sector began to strengthen in 2025 and we expect this momentum to continue in 2026.
Transportation Solutions—Our Transportation Solutions business is primarily driven by federal, state and municipal funding. Federal funds, on average, provide 50% of annual State Department of Transportation capital outlays for highway and bridge projects. We benefit from a number of federal, state and local infrastructure investment programs. At the Federal level, the Infrastructure Investments and Jobs Act (“IIJA”), which establishes funding for the fiscal 2022 through 2026 time period, drove significant increases in transportation funding relative to the previous five-year law. The IIJA includes approximately $643 billion in funding for transportation programs ($432 billion for highways, $109 billion for transportation and $102 billion for rail), of which $284 billion is an increase over historic investment levels that will fund new transportation infrastructure. The IIJA also includes $25 billion of funding for airport modernization. As a result of the IIJA, we saw an increase in bid activity and project awards which started in the third quarter of 2022 and continued through 2025. In 2026, we expect that the combination of strong state-level funding in our core geographies and elevated federal funding will allow the transportation market to remain strong relative to historical levels.
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
At December 31, 2025, our Backlog was $3.01 billion, as compared to $1.69 billion at December 31, 2024, with a book-to-burn ratio of 1.6X for the year ended December 31, 2025. Included in Backlog at December 31, 2025 is $488.9 million contributed from the electrical and mechanical business acquired late in the third quarter 2025. The Company’s margin in Backlog has increased to 17.8% at December 31, 2025 from 16.7% at December 31, 2024, driven by a greater mix of E-Infrastructure Solutions backlog and an improved backlog margin mix within Transportation Solutions.
Unsigned Awards were $300.7 million at December 31, 2025 and $137.9 million at December 31, 2024. Included in Unsigned Awards at December 31, 2025 is $226.4 million contributed from the electrical and mechanical business acquired late in the third quarter 2025. Combined Backlog totaled $3.31 billion and $1.83 billion at December 31, 2025 and 2024, respectively, with a book-to-burn ratio of 1.7X for the year ended December 31, 2025.
Backlog and gross margin:

(In thousands)	Backlog	Gross Margin in Backlog
Fourth quarter of 2025	$3,010,942	17.8%
Third quarter of 2025	$2,575,370	18.0%
Second quarter of 2025	$2,008,695	17.8%
First quarter of 2025	$2,128,405	17.7%
Fourth quarter of 2024	$1,693,223	16.7%

A detailed discussion of our financial and operating results for the years ended December 31, 2025 and 2024 is presented in the following sections. Discussions of year-over-year comparisons for 2024 and 2023 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2024.
RESULTS OF OPERATIONS
Consolidated Results
The financial highlights for 2025 as compared to 2024 are as follows:

	Years Ended December 31,
(In thousands)	2025	2024
Revenues	$2,490,049	$2,115,756
Gross profit	572,314	426,123
General and administrative expenses	(154,814)	(118,424)
Intangible asset amortization	(22,188)	(17,037)
Acquisition related costs	(8,327)	(421)
Earn-out income (expense)	731	(4,756)
Other operating income (expense), net	18,200	(20,863)
Operating income	405,916	264,622
Interest, net	2,561	2,367
Gain on deconsolidation of subsidiary, net	—	91,289
Income before income taxes and noncontrolling interests	408,477	358,278
Income tax expense	(98,752)	(87,360)
Less: Net income attributable to noncontrolling interests	(19,572)	(13,457)
Net income attributable to Sterling common stockholders	$290,153	$257,461

Gross margin	23.0%	20.1%
Revenues—Revenues were $2.49 billion for 2025, compared to $2.12 billion the prior year. Excluding $235.9 million of RHB revenue from 2024, revenues increased $610.2 million, which was driven by a $543.0 million increase in E-Infrastructure Solutions and a $92.9 million increase in Transportation Solutions, partly offset by a $25.8 million decrease in Building Solutions.
Gross profit and margin—Gross profit was $572.3 million for 2025, an increase of $146.2 million, or 34.3%, compared to the prior year. The Company’s gross margin as a percentage of revenue increased to 23.0% in 2025, as compared to 20.1% in the prior year. The increases were driven by the aforementioned higher revenue volume and an improved project margin mix across our E-Infrastructure and Transportation Solutions segments.
Our contracts are of various sizes, of different expected profitability and in various stages of completion. The nearer a contract progresses toward completion, the more visibility the Company has in refining its estimate of total revenues (including incentives, delay penalties and change orders), costs and gross profit. Thus, gross profit as a percentage of revenues can increase or decrease from comparable and subsequent quarters due to variations among contracts and the stage of completion of contracts.
General and administrative expenses—General and administrative expenses were $154.8 million, or 6.2% of revenue, for 2025, compared to $118.4 million, or 5.6% of revenue, in the prior year. The increase in expense reflects higher performance based compensation, one-time severance costs, increased headcount to support growth, and inflation in 2025.
Other operating income (expense), net—Other operating income (expense), net, includes the 50% portion of earnings related to our 50% owned subsidiary and occasionally other miscellaneous operating income or expense. In 2025, Sterling’s 50% portion of earnings is treated as income and increases the investment in unconsolidated subsidiary account. In 2024, the Members’ 50% portion of earnings was treated as an expense and an increase to the liability account. During 2025, Sterling’s 50% portion of earnings was $15.9 million (including basis step-up depreciation and amortization of $8.6 million), compared to $20.9 million of expense for the Members’ 50% portion of earnings in 2024.
Income taxes—The effective income tax rate was 24.2% in 2025 and 24.4% in the prior year. The rate varied from the statutory rate primarily as a result of state income taxes, nondeductible compensation, gain on the deconsolidation of subsidiary and other permanent differences. On July 4, 2025, the One Big Beautiful Bill Act was enacted into law, introducing changes to the U.S. tax code. The changes did not have a material impact on our effective tax rate. See Note 12 - Income Taxes for more information.
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

	Years Ended December 31,
(In thousands)	2025	% of Revenues	2024	% of Revenues
Revenues
E-Infrastructure Solutions	$1,466,777	59%	$923,728	44%
Transportation Solutions	640,674	26%	783,659	37%
Building Solutions	382,598	15%	408,369	19%
Total Revenues	$2,490,049		$2,115,756

Operating Income
E-Infrastructure Solutions	$346,041	23.6%	$203,359	22.0%
Transportation Solutions	77,810	12.1%	50,869	6.5%
Building Solutions	39,067	10.2%	53,839	13.2%
Segment Operating Income	462,918	18.6%	308,067	14.6%
Corporate G&A Expense	(49,406)		(38,268)
Acquisition Related Costs	(8,327)		(421)
Earn-out Income (Expense)	731		(4,756)
Total Operating Income	$405,916	16.3%	$264,622	12.5%
E-Infrastructure Solutions
Revenues—Revenues were $1,466.8 million for 2025, an increase of $543.0 million, or 58.8%, compared to the prior year. The increase was primarily driven by higher volume from data centers and the inclusion of $170.4 million of revenue from the electrical and mechanical business acquired late in the third quarter 2025, partly offset by lower volume from warehouses and the timing of advanced manufacturing projects.
Operating income—Operating income was $346.0 million, or 23.6% of revenue, for 2025, an increase of $142.7 million compared to $203.4 million, or 22.0% of revenue, in the prior year. The increase in operating income is partly attributable to a $19.4 million (inclusive of $3.0 million of intangible amortization) contribution from the electrical and mechanical business acquired late in the third quarter 2025, and the remaining increases in operating income and margin were driven by a project mix shift toward large mission-critical projects, partly offset by lower volume from warehouses and the timing of advanced manufacturing projects.
Transportation Solutions
Revenues—Revenues were $640.7 million for 2025, compared to $783.7 million in the prior year. Excluding $235.9 million of RHB revenue from 2024, revenues increased $92.9 million or 17%. The increase was driven by higher heavy highway and other non-highway service revenue, partly offset by lower aviation revenue.
Operating income—Operating income was $77.8 million, or 12.1% of revenue, for 2025, an increase of $26.9 million compared to $50.9 million, or 6.5% of revenue, in the prior year. The increases in operating income and margin were driven by an improved project margin mix.

Building Solutions
Revenues—Revenues were $382.6 million for 2025, a decrease of $25.8 million, or 6.3%, compared to the prior year. The decrease was driven by lower commercial volume compared to 2024. Our residential concrete slab and plumbing businesses have also been impacted by a slowdown in all markets in 2025, driven by prospective homebuyers struggling with affordability challenges.
Operating income—Operating income was $39.1 million, or 10.2% of revenue, for 2025, a decrease of $14.8 million compared to $53.8 million, or 13.2% of revenue, in the prior year. The decrease in operating income and margin were driven by the aforementioned lower volume and the slowdown in residential markets in 2025.
LIQUIDITY AND SOURCES OF CAPITAL
Cash and Cash Equivalents—Total cash and cash equivalents at December 31, 2025 and 2024 were $390.7 million and $664.2 million, respectively, and included the following components:

	As of December 31,
(In thousands)	2025	2024
Generally available	$314,567	$566,399
Construction joint ventures	76,154	97,796
Cash and cash equivalents	$390,721	$664,195
The following table presents consolidated information about our cash flows:

	Years Ended December 31,
(In thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$439,988	$497,104
Investing activities	(551,923)	(185,849)
Financing activities	(161,539)	(118,623)
Net change in cash and cash equivalents	$(273,474)	$192,632
Operating Activities—During 2025, net cash provided by operating activities was $440.0 million compared to net cash provided by operating activities of $497.1 million in the prior year. Cash flows provided by operating activities were primarily driven by higher operating income, the collection of receivables from affiliate, distributions of earnings from our unconsolidated subsidiary, and changes in our accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below.
Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in components of Contract Capital during the years ended December 31, 2025 and 2024 were as follows:

	Years Ended December 31,
(In thousands)	2025	2024
Contracts in progress, net	$84,024	$194,306
Accounts receivable	(170,996)	(6,888)
Receivables from and equity in construction joint ventures	(368)	7,428
Accounts payable	33,111	(9,336)
Change in Contract Capital, net	$(54,229)	$185,510
During 2025, the change in Contract Capital was $54.2 million, which was primarily driven by the E-Infrastructure Solutions segment due to the increased size and duration of its projects in progress. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.
Investing Activities—During 2025, net cash used in investing activities was $551.9 million, compared to net cash used of $185.8 million in the prior year. The net cash used during the period was primarily driven by $482.3 million for acquisitions (including $442.9 million for the CEC Acquisition and $25 million for the Drake Acquisition) and $77.3 million for purchases of capital equipment, partly offset by $5.7 million of cash proceeds from the sale of property and equipment. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment.
Financing Activities—During 2025, net cash used in financing activities was $161.5 million compared to net cash used of $118.6 million in the prior year. The financing cash outflow during the period was primarily driven by $74.2 million for the repurchase of common stock, $40.1 million for distributions to our noncontrolling interest partners, $24.7 million of repayments on the Term Loan Facility, and $21.0 million for withholding taxes paid on the net share settlement of vested equity awards.
Credit Facilities, Debt and Other Capital
General—In addition to our available cash, cash equivalents and cash provided by operations, from time to time we use borrowings to finance acquisitions, our capital expenditures and working capital needs.
Credit Facility—Our amended and restated Credit Agreement provides the Company with senior secured debt financing consisting of the following (collectively, the “Credit Facility”): (i) a senior secured first lien term loan facility (the “Term Loan Facility”) in the aggregate principal amount of $300 million and (ii) a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $150 million (with a $75 million limit for the issuance of letters of credit and a $15 million sublimit for swing line loans). At December 31, 2025, we had $292.5 million of outstanding borrowings under the Term Loan Facility and no outstanding borrowings under the Revolving Credit Facility. The obligations under the Credit Facility are secured by substantially all assets of the Company and the subsidiary guarantors, subject to certain permitted liens and other customary exceptions. The Credit Facility will mature on June 5, 2028.
Compliance and Other—The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict our ability and the ability of our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain certain financial covenants. See Note 9 - Debt for further discussion of these financial covenants. As of December 31, 2025, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Consolidated Balance Sheets. Based upon the current market rates for debt with similar credit risk and maturities, at December 31, 2025 the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR plus an applicable margin.
Borrowings—Based on our average borrowings for 2025 and our 2026 forecasted cash needs, we continue to believe that the Company has sufficient liquid financial resources to fund our requirements for the next year of operations. Furthermore, the Company is continually assessing ways to increase revenues and reduce costs to improve liquidity. However, in the event of a substantial cash constraint, and if we were unable to secure adequate debt financing, our liquidity could be materially and adversely affected.
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
Capital Strategy—The Company will continue to explore additional revenue growth and capital alternatives to improve leverage and strengthen its financial position in order to take advantage of trends in the markets in which we operate. The Company also expects to continue to pursue strategic uses of its cash, such as investing in projects or businesses that meet its gross margin and overall profitability targets, managing its debt balances and repurchasing shares of its common stock.

Material Cash Requirements
The following table sets forth our material cash requirements from contractual obligations at December 31, 2025:

	Payments due by period
(In thousands)	Total	<1 Year	1 - 3 Years	4 – 5 Years	>5 Years
Credit Facility	$292,500	$15,000	$277,500	$—	$—
Credit Facility interest	37,275	15,976	21,299	—	—
Other notes payable (inclusive of outstanding interest)	382	146	236	—	—
Total	$330,157	$31,122	$299,035	$—	$—
Capital Expenditures—Capital equipment is acquired as needed by increased levels of production and to replace retiring equipment. Capital expenditures incurred in 2025 were $77.3 million. Management expects capital expenditures in 2026 to be in the range of $100 to $110 million; however, the award of a project requiring significant purchases of equipment or other factors could result in increased expenditures.
Earn-outs—In connection with certain acquisitions, we have agreed to make future payments contingent upon the achievement of specific financial performance targets by the acquired businesses over designated periods. These earn-out obligations are typically recorded as liabilities at their estimated fair value at the acquisition date and are subsequently remeasured at each reporting period, with changes in fair value recognized in the Consolidated Statements of Operations. As of December 31, 2025, our aggregate earn-out liabilities totaled approximately $57 million. The actual amounts ultimately paid may differ materially from these estimates due to various factors, including the performance of the acquired businesses, changes in market conditions, and other unforeseen events.
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
Purchase Price Allocations—The aggregate purchase price for acquisitions were allocated to the major categories of assets and liabilities acquired based upon their estimated fair values as of the closing date, which were based, in part, upon internal and external valuations of certain assets, including specifically identified intangible assets and property and equipment. The valuations were based on the income-based and market-based valuation methods noted above. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. See Note 3 - Acquisitions for further discussion.
Goodwill—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment or when other actions require an impairment assessment. The Company performs the annual impairment assessment for its reporting units during the fourth quarter of each year based on balances as of October 1. During the fourth quarters of 2025, 2024 and 2023, the Company performed a qualitative assessment of goodwill, and based on this assessment, no indicators of impairment were present. Factors considered include macroeconomic, industry and competitive conditions, financial performance and reporting unit specific events. These are discussed in a number of places including Item 1A “Risk Factors.” Our annual assessments indicated there was no impairment of goodwill during the years ended December 31, 2025, 2024 and 2023.
Long-lived Assets—Long-lived assets, which include property, equipment and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to their respective carrying amounts to determine if an impairment exists. Actual useful lives and cash flows could be different from those estimated by management, and this could have a material effect on operating results and financial position. For the years ended December 31, 2025, 2024 and 2023, there were no events or changes in circumstances that would indicate a material impairment of our long-lived assets.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan facility (collectively, the “Credit Facility”) and our cash and cash equivalents balance. Our indebtedness as of December 31, 2025 included $292.5 million of variable rate debt under our Credit Facility. At December 31, 2025 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $2.9 million per year. As of December 31, 2025, we held cash and cash equivalents of $390.7 million. At December 31, 2025 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest income by approximately $3.9 million per year.
Other
Fair Value—The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. Based upon the current market rates for debt with similar credit risk and maturities, at December 31, 2025, the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR plus an applicable margin.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Sterling Infrastructure, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Sterling Infrastructure, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2026 expressed an unqualified opinion.
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
February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Sterling Infrastructure, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Sterling Infrastructure, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 26, 2026 expressed an unqualified opinion on those financial statements.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Drake Concrete, LLC (“Drake”) and CEC Facilities Group, LLC (“CEC Facilities”), whose financial statements, in the aggregate, reflect total assets and revenues constituting 30% and 9% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025. As indicated in Management’s Report, Drake and CEC Facilities were acquired during 2025. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Drake and CEC Facilities.
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
February 26, 2026

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Revenues	$2,490,049	$2,115,756	$1,972,229
Cost of revenues	(1,917,735)	(1,689,633)	(1,634,591)
Gross profit	572,314	426,123	337,638
General and administrative expense	(154,814)	(118,424)	(98,703)
Intangible asset amortization	(22,188)	(17,037)	(15,226)
Acquisition related costs	(8,327)	(421)	(873)
Earn-out income (expense)	731	(4,756)	669
Other operating income (expense), net	18,200	(20,863)	(17,710)
Operating income	405,916	264,622	205,795
Interest income	22,347	27,622	14,140
Interest expense	(19,786)	(25,255)	(29,320)
Gain on deconsolidation of subsidiary, net	—	91,289	—
Income before income taxes	408,477	358,278	190,615
Income tax expense	(98,752)	(87,360)	(47,770)
Net income, including noncontrolling interests	309,725	270,918	142,845
Less: Net income attributable to noncontrolling interests	(19,572)	(13,457)	(4,190)
Net income attributable to Sterling common stockholders	$290,153	$257,461	$138,655

Net income per share attributable to Sterling common stockholders:
Basic	$9.50	$8.35	$4.51
Diluted	$9.38	$8.27	$4.44

Weighted average common shares outstanding:
Basic	30,542	30,830	30,755
Diluted	30,947	31,146	31,208
The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents ($76,154 and $97,796 related to variable interest entities (“VIEs”))	$390,721	$664,195
Accounts receivable ($29,196 and $17,851 related to VIEs)	501,163	247,050
Contract assets ($5,057 and $0 related to VIEs)	101,154	55,387
Receivables from and equity in construction joint ventures	6,179	5,811
Receivable from affiliate (Note 19)	—	32,054
Other current assets	35,245	17,383
Total current assets	1,034,462	1,021,880
Property and equipment, net	278,269	236,795
Investment in unconsolidated subsidiary	105,813	107,400
Operating lease right-of-use assets, net	58,167	52,668
Goodwill	585,221	264,597
Other intangibles, net	554,702	316,390
Other non-current assets, net	17,197	17,044
Total assets	$2,633,831	$2,016,774

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($22,104 and $23,964 related to VIEs)	$226,810	$130,420
Contract liabilities ($89,630 and $51,660 related to VIEs)	652,357	508,846
Current maturities of long-term debt	15,146	26,423
Current portion of long-term lease obligations	18,679	20,498
Accrued compensation	62,657	36,774
Other current liabilities	46,805	18,997
Total current liabilities	1,022,454	741,958
Long-term debt	275,903	289,898
Long-term lease obligations	40,186	32,455
Deferred tax liability, net	123,145	109,360
Other long-term liabilities	65,708	16,625
Total liabilities	1,527,396	1,190,296
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.01 per share; 58,000 shares authorized, 31,455 and 31,170 shares issued and 30,682 and 30,669 shares outstanding	315	312
Additional paid in capital	366,101	288,395
Treasury stock, at cost: 773 and 501 shares	(130,547)	(63,121)
Retained earnings	872,648	582,495
Total Sterling stockholders’ equity	1,108,517	808,081
Noncontrolling interests	(2,082)	18,397
Total stockholders’ equity	1,106,435	826,478
Total liabilities and stockholders’ equity	$2,633,831	$2,016,774
The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$309,725	$270,918	$142,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,114	68,410	57,403
Amortization of debt issuance costs and non-cash interest	787	1,146	1,727
Gain on disposal of property and equipment	(2,837)	(3,473)	(5,286)
Gain on deconsolidation of subsidiary, net	—	(91,289)	—
Distribution of earnings from unconsolidated subsidiary	23,803	—	—
Equity in earnings from unconsolidated subsidiary	(15,934)	—	—
Deferred taxes	13,786	32,573	14,746
Stock-based compensation	24,181	19,003	14,622
Changes in operating assets and liabilities (Note 17)	9,363	199,816	252,527
Net cash provided by operating activities	439,988	497,104	478,584
Cash flows from investing activities:
Acquisitions, net of cash acquired	(482,333)	(11,223)	(51,177)
Disposition proceeds	2,000	—	14,000
Deconsolidation, net of cash	—	(103,829)	—
Capital expenditures	(77,312)	(80,954)	(64,379)
Proceeds from sale of property and equipment	5,722	10,157	13,804
Net cash used in investing activities	(551,923)	(185,849)	(87,752)
Cash flows from financing activities:
Cash received from credit facility	—	—	2,562
Repayments of debt	(24,860)	(26,539)	(93,491)
Repurchase of common stock	(74,200)	(70,596)	—
Distributions to noncontrolling interest owners	(40,051)	—	(2,450)
Withholding taxes paid on net share settlement of equity awards	(21,019)	(21,452)	(9,567)
Debt issuance costs	(1,409)	—	(1,572)
Other	—	(36)	(16)
Net cash used in financing activities	(161,539)	(118,623)	(104,534)
Net change in cash, cash equivalents, and restricted cash	(273,474)	192,632	286,298
Cash, cash equivalents and restricted cash at beginning of period	664,195	471,563	185,265
Cash, cash equivalents and restricted cash at end of period	390,721	664,195	471,563
Less: restricted cash	—	—	—
Cash and cash equivalents at end of period	$390,721	$664,195	$471,563

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$17,842	$23,383	$27,011
Cash paid during the period for income taxes	$81,074	$53,072	$36,906
Non-cash items:
Share consideration for acquisitions	$79,458	$1,000	$—
Accrued capital expenditures	$4,988	$1,868	$12,506
The accompanying Notes are an integral part of these Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	STERLING INFRASTRUCTURE, INC. STOCKHOLDERS
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings (Deficit)	Total Sterling Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	30,585	$306	$287,914	—	$—	$186,379	$474,599	$3,200	$477,799
Net income	—	—	—	—	—	138,655	138,655	4,190	142,845
Stock-based compensation	—	—	14,332	—	—	—	14,332	—	14,332
Distributions to NCI owners	—	—	—	—	—	—	—	(2,450)	(2,450)
Issuance of stock	515	3	907	—	—	—	910	—	910
Shares withheld for taxes	(174)	—	(9,567)	—	—	—	(9,567)	—	(9,567)
Other	—	—	(16)	—	—	—	(16)	—	(16)
Balance at December 31, 2023	30,926	$309	$293,570	—	$—	$325,034	$618,913	$4,940	$623,853
Net income	—	—	—	—	—	257,461	257,461	13,457	270,918
Stock-based compensation	—	—	21,328	—	—	—	21,328	—	21,328
Repurchase of common stock	(604)	—	—	604	(70,596)	—	(70,596)	—	(70,596)
Issuance of stock	522	3	(13,452)	(154)	15,912	—	2,463	—	2,463
Shares withheld for taxes	(175)	—	(13,015)	51	(8,437)	—	(21,452)	—	(21,452)
Other	—	—	(36)	—	—	—	(36)	—	(36)
Balance at December 31, 2024	30,669	$312	$288,395	501	$(63,121)	$582,495	$808,081	$18,397	$826,478
Net income	—	—	—	—	—	290,153	290,153	19,572	309,725
Stock-based compensation	—	—	24,030	—	—	—	24,030	—	24,030
Repurchase of common stock	(440)	—	—	440	(74,200)	—	(74,200)	—	(74,200)
Distributions to NCI owners	—	—	—	—	—	—	—	(40,051)	(40,051)
Issuance of stock	265	—	(25,779)	(265)	27,793	—	2,014	—	2,014
Shares withheld for taxes	(97)	—	—	97	(21,019)	—	(21,019)	—	(21,019)
Stock issued for CEC acquisition	285	3	79,455	—	—	—	79,458	—	79,458
Balance at December 31, 2025	30,682	$315	$366,101	773	$(130,547)	$872,648	$1,108,517	$(2,082)	$1,106,435
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
Significant Accounting Policies
    Revenue Recognition—Our revenue is derived primarily from long-term contracts for customers in our E-Infrastructure Solutions and Transportation Solutions business segments, as well as short-term projects for customers in our Building Solutions business segment. Accounting treatment for these contracts in accordance with Accounting Standards Update (“ASU”) 2014-09 (Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers) is as follows:
•Performance Obligations Satisfied Over Time
Recognition of Performance Obligations—A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Transportation Solutions and Business Solutions Commercial projects typically span between 12 to 36 months, and E-Infrastructure Solutions projects are between 6 to 24 months. The majority of our contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Occasionally, some contracts have multiple performance obligations, most commonly due to the contract covering multiple phases of the project life cycle (design and construction).

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
Accounts Receivable—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Receivables are written off based on the individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At December 31, 2025 and 2024, our allowance for our estimate of expected credit losses was zero. The balance of accounts receivable at December 31, 2023 was $252,435, with changes during 2024 and 2025 primarily driven by the timing of billings and collections under customer contracts.
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
Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. At December 31, 2025 and 2024, contract assets included $40,747 and $38,111 of retainage, respectively, and contract liabilities included $147,580 and $91,917 of retainage, respectively. Retainage on active contracts is classified as current regardless of the term of the contract and is generally collected within one year of the completion of a contract. We anticipate collecting approximately 70% of our December 31, 2025 retainage in 2026. Retainage is reported on the Consolidated Balance Sheets within “Contract assets” and “Contract liabilities” on a contract-by-contract basis at the end of each reporting period.
Contract assets increased by $45,767 compared to December 31, 2024, primarily due to the acquisition of CEC (see Note 3 - Acquisitions for more information), higher unbilled revenue, and an increase in retainage. Contract liabilities increased by $143,511 compared to December 31, 2024, due to the timing of advance billings and work progression and the acquisition of CEC, partly offset by an increase in retainage. Revenue recognized for the year ended December 31, 2025 that was included in the contract liability balance on December 31, 2024 was $382,775. The balances of contract assets and contract liabilities at December 31, 2023 were $88,600 and $444,160, respectively, with changes during 2024 reflecting the timing of advance billings, revenue recognition, and retainage activity. Revenue recognized for the year ended December 31, 2024 that was included in the contract liability balance on December 31, 2023 was $357,581.
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
Prior to the contractual change, the subsidiary had a mandatory redemption provision which, under circumstances outlined in the previous operating agreement, was certain to occur and obligated the Company to purchase the partner’s remaining 50% interests for $20,000. This amount, along with any undistributed earnings, were included in “Members’ interest subject to mandatory redemption and undistributed earnings” within the Consolidated Balance Sheets as a liability. Upon the contractual change, we derecognized the liability and recognized our retained equity method interest in RHB at fair value, resulting in a net gain to the Company on December 31, 2024. See Note 5 - 50% Owned Subsidiary for more information.
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
Cash, Cash Equivalents and Restricted Cash—Our cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less. The Company maintains its cash and cash equivalents at major financial institutions. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (“FDIC”) insurance coverage. The Company periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is minimal. There was no restricted cash included in “Other current assets” on the Consolidated Balance Sheets at December 31, 2025 and 2024. Restricted cash primarily represents cash deposited by the Company into separate accounts and designated as collateral for standby letters of credit in the same amount in accordance with contractual agreements.
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
Evaluating Impairment of Other Intangible Assets and Other Long-Lived Assets—Our finite-lived intangible assets are amortized over their estimated remaining useful economic lives utilizing a straight-line method. When events or changes in circumstances indicate that finite-lived intangible and other long-lived assets may be impaired, an evaluation is performed. If the asset or asset group fails the recoverability test, we will perform a fair value measurement to determine and record an impairment charge. See Note 8 - Goodwill and Other Intangible Assets for further discussion.
Federal and State Income Taxes—We determine deferred income tax assets and liabilities using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We recognize the financial statement benefit of a tax position only after determining the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As a result of the Company’s analysis, management has determined the Company has an Uncertain Tax Position (“UTP”) liability of $5,214 and an additional liability related to the UTP for penalties of $1,043 and interest of $1,225 at December 31, 2025. The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense and penalties as administrative expense. Refer to Note 12 - Income Taxes for further information regarding our federal and state income taxes.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosure” which requires companies to disclose disaggregated information about a reporting entity’s effective tax rate reconciliation, using both percentages and reporting currency amounts for specific standardized categories. Separate disclosures are required for any reconciling items that are equal to or greater than a specified quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU affects financial statement disclosure only, and its adoption in the fourth quarter of 2025 did not impact our results of operations or financial position. See Note 12 - Income Taxes for the disclosure of the disaggregated effective tax rate reconciliation.
New Accounting Pronouncements
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
CEC Acquisition
On September 1, 2025, Sterling acquired substantially all of the assets of Irving, Texas-based CEC Facilities Group, LLC, et. al. (“CEC”) (the “CEC Acquisition”). The integration of CEC, a premier electrical and mechanical specialty contractor, broadens Sterling's array of valuable E-Infrastructure services, extends the segment into the next critical phases of the project lifecycle, and creates significant opportunities to cross-sell services. The CEC Acquisition is accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The results of CEC since the date of acquisition are included within our E-Infrastructure Solutions segment.
Purchase Consideration—Sterling completed the CEC Acquisition for a purchase price of $561,589, detailed as follows:

Cash consideration transferred	$442,937
Equity consideration transferred (285 shares at $278.53 per share (1))	79,458
Earn-out (2)	39,194
Total fair value of consideration	$561,589
(1) Sterling’s closing stock price on August 29, 2025.
(2) The earn-out arrangement requires the Company to pay up to $80,000 based upon CEC’s achievement of certain operating income targets.
Preliminary Purchase Price Allocation—The aggregate purchase price noted above was allocated to the assets and liabilities acquired based upon their estimated fair values at the acquisition closing date, which were based, in part, upon a preliminary external appraisal and valuation of certain assets, including specifically identified intangible assets. The excess of the fair value of consideration over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired totaling $308,856 was recorded as goodwill. This goodwill represents the value of expected future earnings and cash flows, as well as the synergies created by the integration of the new business within our organization, including cross-selling opportunities to help strengthen our existing service offerings and expand our market position. The goodwill and intangibles related to the acquisition are expected to be deductible for tax purposes.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our preliminary purchase price allocation at the acquisition closing date, net of cash acquired:

Net tangible assets:
Accounts receivable	$73,549
Contract assets	40,632
Other current assets	20,117
Property and equipment, net	15,363
Other non-current assets, net	25,820
Accounts payable	(45,460)
Contract liabilities	(53,555)
Current portion of long-term lease obligations	(3,860)
Other current and non-current liabilities	(47,673)
Total net tangible assets	24,933
Identifiable intangible assets	227,800
Goodwill	308,856
Total fair value of consideration transferred	$561,589
The purchase price allocation for the CEC Acquisition is preliminary. Amounts provisionally assigned to working capital, identifiable intangible assets, and certain other assets and liabilities are subject to change as we complete our valuation procedures. We expect to finalize the allocation as soon as practicable within the measurement period, which will not exceed one year from the acquisition date. Measurement‑period adjustments, if any, will be recorded in the period they are identified and may affect the amounts recognized for assets acquired, liabilities assumed, goodwill, and the intangible amortization in our results of operations. During the year ended December 31, 2025, the total consideration and purchase price allocation changed by $811, primarily due to the finalization of the contractually required working capital and closing cash true-up adjustments.
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

	Weighted Average Life (Years)	September 1, 2025 Fair Value
Customer relationships (1)	25	$156,300
Trade names (2)	25	71,500
Total		$227,800
(1) The customer relationship intangible asset was valued using the multi‑period excess earnings method (MPEEM), an income‑based approach. This method estimates the present value of the future cash flows attributable to existing customers with consideration given to estimated customer attrition rates. Significant assumptions used in the valuation included projected revenues, operating margins, a customer attrition rate of 10%, and a discount rate reflecting the risk inherent in the projected cash flows of 13.5%.
(2) The trade name intangible asset was valued using the relief‑from‑royalty method. Significant assumptions used in the valuation included projected revenues, an estimated royalty rate of 1.5%, and a discount rate of 12.5%.
Supplemental Pro Forma Information (Unaudited)—The following unaudited pro forma combined financial information (“the pro forma financial information”) gives effect to the CEC Acquisition and related events as if they occurred at the beginning of the earliest comparative period and includes adjustments to (1) include additional intangible asset amortization associated with the CEC Acquisition (approximately $9,100 annually), (2) include tax and interest impacts, and (3) include the pro forma results of CEC for the periods ended December 31, 2025 and 2024, respectively. Additionally, the supplemental pro forma earnings were adjusted to exclude approximately $5,600 of nonrecurring acquisition related costs incurred during the year ended December 31, 2025, and adjusted the year ended December 31, 2024 to include the $5,600 of acquisition related costs. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the CEC Acquisition.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2025	2024
Pro forma revenue	$2,741,130	$2,457,577
Pro forma net income attributable to Sterling common stockholders	$291,068	$262,781
From the acquisition date of September 1, 2025 through December 31, 2025, revenue associated with the CEC Acquisition totaled approximately $170,400 and its pre-tax income was approximately $19,400.
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
Remaining Performance Obligations—RPOs represent the aggregate amount of our contract transaction price related to performance obligations that are unsatisfied or partially satisfied at the end of the period. RPOs include the entire expected revenue values for joint ventures we consolidate and our proportionate value for those we proportionately consolidate. RPOs may not be indicative of future operating results. Projects included in RPOs may be canceled or modified by customers; however, the customer would be obligated to compensate the Company for work performed through the date of termination and for any applicable contractual costs for cancellations or modifications. Excluded from RPOs are potential orders under master service agreements and expected revenues under certain non-fixed price contracts. The following table presents the Company’s RPOs, by segment:

	December 31,
	2025	2024
E-Infrastructure Solutions RPOs	$1,843,536	$1,032,109
Transportation Solutions RPOs	1,124,429	622,085
Building Solutions RPOs - Commercial	42,977	39,029
Total RPOs	$3,010,942	$1,693,223
The Company expects to recognize approximately 64% of its RPOs as revenue during the next 12 months, and substantially all of the remaining balance in the 12 to 24 months thereafter.
Revenue Disaggregation—The following tables present the Company’s revenue disaggregated by major end market and contract type:

	Years Ended December 31,
	2025	2024	2023
Revenues by major end market
E-Infrastructure Solutions Revenues	$1,466,777	$923,728	$937,408

Heavy Highway	425,595	547,278	453,042
Aviation	62,716	85,005	70,784
Other Services	152,363	151,376	107,082
Transportation Solutions Revenues (1)	640,674	783,659	630,908

Residential	319,547	306,547	273,699
Commercial	63,051	101,822	130,214
Building Solutions Revenues	382,598	408,369	403,913
Total Revenues (1)	$2,490,049	$2,115,756	$1,972,229

(1) Due to the deconsolidation of RHB on December 31, 2024, RHB’s revenue is no longer included in Sterling’s consolidated revenue in 2025. For the years ended December 31, 2024 and 2023, RHB had revenue of $235,876 and $193,055, respectively, included within Transportation Solutions and Total Revenues.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2025	2024	2023
Revenues by contract type
Lump Sum	$1,431,114	$1,040,490	$1,076,432
Fixed-Unit Price	719,586	756,468	613,842
Residential and Other	339,349	318,798	281,955
Total Revenues (1)	$2,490,049	$2,115,756	$1,972,229

(1) Due to the deconsolidation of RHB on December 31, 2024, RHB’s revenue is no longer included in Sterling’s consolidated revenue in 2025. For the years ended December 31, 2024 and 2023, RHB had revenue of $235,876 and $193,055, respectively, included within Total Revenues.

Variable Consideration
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to the Company’s customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken. Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $2,900 and $4,000, at December 31, 2025 and 2024, respectively, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes such profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements, may result in changes in revenue and are recognized in the period in which the changes are determined. Changes in contract estimates on performance obligations satisfied or partially satisfied in previous periods resulted in net revenue increases of $168,373, $135,344 and $58,827 for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in “Operating income” on the Consolidated Statements of Operations.

5.	50% OWNED SUBSIDIARY
Financial amounts of RHB and the Company’s share of such amounts are shown below:

	December 31, 2025	December 31, 2024
Current assets - RHB’s Balance Sheets	$118,101	$126,177
Current liabilities - RHB’s Balance Sheets	$123,940	$135,550
Investment in unconsolidated subsidiary - Sterling’s Balance Sheets (1)	$105,813	$107,400

(1) Includes the basis difference recognized as a result of the deconsolidation of RHB. The basis difference was $91,921 and $100,507 at December 31, 2025 and December 31, 2024, respectively.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2025	2024
RHB’s Statements of Operations
Revenues	$220,754	$235,876
Income before tax	$49,040	$45,908
Sterling’s Statements of Operations
Revenues	$—	$235,876
Income before tax (1)	$15,934	$22,954

(1) For the year ended December 31, 2025, Sterling’s portion of income before tax includes $7,485 of intangible asset amortization and $1,101 of depreciation expense related to the basis difference in the fair value step up recognized in the deconsolidation of RHB on December 31, 2024.

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

	As of December 31,
	2025	2024
Current assets - Joint Ventures Balance Sheets	$33,326	$56,545
Current liabilities - Joint Ventures Balance Sheets	$(17,877)	$(33,306)
Receivables from and equity in construction joint ventures - Sterling’s Balance Sheets	$6,179	$5,811

	Years Ended December 31,
	2025	2024	2023
Joint Venture Statements of Operations:
Revenues	$67,046	$88,197	$56,297
Income before tax	$4,830	$14,112	$18,542
Sterling’s noncontrolling interest:
Revenues	$26,818	$42,377	$22,840
Income before tax	$1,932	$6,414	$7,557
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

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

	As of December 31,
	2025	2024
Construction and transportation equipment	$460,223	$386,946
Buildings and improvements	30,224	20,476
Land	2,168	2,168
Office equipment	6,418	3,772
Total property and equipment	499,033	413,362
Less accumulated depreciation	(220,764)	(176,567)
Total property and equipment, net	$278,269	$236,795
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $54,926, $51,373 and $42,177 for 2025, 2024 and 2023, respectively.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
    Reporting Units—The Company’s reporting units consist of its E-Infrastructure Solutions, Transportation Solutions and Building Solutions segments. Goodwill is not amortized, but instead is reviewed for impairment at least annually during the fourth quarter of each year at the reporting unit level, absent any interim indicators of impairment or other factors requiring an assessment.
Annual Impairment Assessment—For our 2025 annual impairment test we performed a qualitative assessment for our reporting units, using information as of October 1. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. We determined there were no factors indicating the need to perform a quantitative goodwill impairment test and concluded that it is more likely than not the fair value of our reporting units is greater than their carrying value and thus there was no impairment to goodwill. In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results. No impairments were recorded to our goodwill during the years ended December 31, 2025, 2024 and 2023. No material events or changes occurred between the testing date and year end to trigger a subsequent impairment review.
The changes in the carrying amount of goodwill by reportable segment were as follows:

	E-Infrastructure Solutions	Transportation Solutions	Building Solutions	Total
Balance at December 31, 2023 (1)	$167,656	$53,305	$60,156	$281,117
Goodwill derecognized from deconsolidation (2)	—	(18,875)	—	(18,875)
Goodwill recognized from acquisitions	—	—	2,355	2,355
Balance at December 31, 2024 (1)	167,656	34,430	62,511	264,597
Goodwill recognized from acquisitions	314,459	—	6,165	320,624
Balance at December 31, 2025 (1)	$482,115	$34,430	$68,676	$585,221
(1) Included in the Transportation Solutions segment for the years ended December 31, 2025, 2024 and 2023, was an accumulated impairment of approximately $42,000, $42,000, and $67,000, respectively. During the year ended December 31, 2024, approximately $25,000 of accumulated impairment was written off due to the deconsolidation of our 50% owned RHB subsidiary.
(2) The decrease in Transportation Solutions goodwill in 2024 is due to the deconsolidation of our 50% owned RHB subsidiary. See Note 2 - Basis of Presentation and Significant Accounting Policies “50% Owned Subsidiary” for more information.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets
The following table presents our acquired finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		December 31, 2025		December 31, 2024
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	24	$519,483	$(82,344)	$333,183	$(63,717)
Trade name	24	133,077	(15,514)	58,877	(11,953)
Total	24	$652,560	$(97,858)	$392,060	$(75,670)
During the years ended December 31, 2025, 2024 and 2023, we have amortized $22,188, $17,037 and $15,226, respectively, of intangible assets. Amortization expense is anticipated to be approximately $28,300 annually for 2026 through 2030.

9.	DEBT
The Company’s outstanding debt was as follows:

	As of December 31,
	2025	2024
Term Loan Facility	$292,500	$317,188
Revolving Credit Facility	—	—
Credit Facility	292,500	317,188
Other debt	382	554
Total debt	292,882	317,742
Less - Current maturities of long-term debt	(15,146)	(26,423)
Less - Unamortized debt issuance costs	(1,833)	(1,421)
Total long-term debt	$275,903	$289,898
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
The Credit Agreement also includes rights to increase the Credit Facility in an amount not to exceed the greater of (a) $400,000 or (b) 100% of the Company’s EBITDA (as such term is defined in the Amended Credit Agreement) for the four fiscal quarter period then ended for which financial statements have been delivered less the amount of any Additional Indebtedness (as defined in the Amended Credit Agreement) incurred pursuant to clause (a), plus an unlimited amount so long as the Net Leverage Ratio (as defined in the Amended Credit Agreement), after giving pro forma effect to the incurrence or issuance of such Additional Indebtedness (assuming such Additional Indebtedness is fully drawn) and the application of proceeds therefrom and any other transaction in connection therewith, but without netting the proceeds of such Additional Indebtedness when calculating the Total Net Leverage Ratio, is less than or equal to 2:00 to 1:00 as of the date of the four fiscal quarter period then ended for which financial statements are available.
The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict the ability of us and our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain the following financial covenants:
•a Total Net Leverage Ratio (as defined in the Credit Agreement) at the last day of each fiscal quarter not to be greater than 3.00 to 1.00; provided that as long as there is no event of default at such time or would result therefrom, not more

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than twice during the term of the Credit Facility, the Company may elect a “covenant holiday” to increase the Total Leverage Ratio to be not greater than 3.50 to 1.00 for a period of four consecutive fiscal quarters in connection with a permitted acquisition in excess of $100,000 occurring during the first quarter of such period; provided further that there must be a two-quarter break between covenant holidays; and
•an Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00 to 1.00 as of the last day of each fiscal quarter of the Company.
As specified in the Credit Agreement, the loans under the Credit Facility bear interest at a base rate or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the Total Net Leverage Ratio, at the Company’s election. At December 31, 2025, the Company calculated interest using a SOFR rate of 3.77% and an applicable margin of 1.25% per annum, and had a weighted average interest rate of approximately 5.56% per annum for the year ended December 31, 2025. Scheduled principal payments on the Term Loan Facility are made quarterly and total approximately $15,000, $15,000 and $3,750 for the years ending 2026, 2027 and 2028, respectively. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on June 5, 2028. During 2025, the Company made term loan payments of $24,688. Repayments under the Term Loan Facility may not be reborrowed under the terms of the Credit Agreement.
In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the Revolving Credit Facility as well as letter of credit fees on outstanding instruments. At December 31, 2025, we had no outstanding borrowings under the $150,000 Revolving Credit Facility. Borrowings under the Revolving Credit Facility may be repaid and reborrowed under the terms of the Credit Agreement.
Debt Issuance Costs—The Company incurred $1,409 of fees relating to the amendment and restatement of the Credit Facility in the second quarter of 2025. The costs associated with the Credit Facility are reflected on the Consolidated Balance Sheets as a direct reduction from the related debt liability and amortized over the term of the facility. Amortization of debt issuance costs was $997, $1,344 and $2,026 for the years ended December 31, 2025, 2024 and 2023, respectively, and was recorded as interest expense.
Compliance and Other—As of December 31, 2025, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Consolidated Balance Sheets. Based upon the current market rates for debt with similar credit risk and maturities, at December 31, 2025 and 2024, the fair value of our debt outstanding approximated the carrying value, as interest is based on Term SOFR plus an applicable margin.

10.	LEASE OBLIGATIONS
    The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of one month to ten years, some of which include options to extend the leases for up to ten years.
    The components of lease expense are as follows:

	Years Ended December 31,
	2025	2024
Operating lease cost	$23,217	$22,824
Short-term lease cost	$30,964	$27,038

Finance lease cost:
Amortization of right-of-use assets	$127	$195
Interest on lease liabilities	31	40
Total finance lease cost	$158	$235

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    Supplemental cash flow information related to leases is as follows:

	Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,255	$22,472
Operating cash flows from finance leases	$31	$40
Financing cash flows from finance leases	$127	$195

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$3,606	$15,170
Finance leases	$—	$—
    Supplemental balance sheet information related to leases is as follows:

	December 31, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$58,167	$52,668

Current portion of long-term lease obligations	$18,679	$20,498
Long-term lease obligations	40,186	32,455
Total operating lease liabilities	$58,865	$52,953

Finance Leases
Property and equipment, at cost	$1,428	$2,011
Accumulated depreciation	(1,067)	(1,445)
Property and equipment, net	$361	$566

Current maturities of long-term debt	$136	$127
Long-term debt	236	372
Total finance lease liabilities	$372	$499

Weighted Average Remaining Lease Term
Operating leases	5.0	4.3
Finance leases	2.6	3.6

Weighted Average Discount Rate
Operating leases	5.9%	6.0%
Finance leases	6.9%	6.9%
    Maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2026	$21,688	$158
2027	11,597	157
2028	8,583	92
2029	7,484	—
2030	8,872	—
Thereafter	10,562	—
Total lease payments	68,786	407
Less imputed interest	(9,921)	(35)
Total	$58,865	$372

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	COMMITMENTS AND CONTINGENCIES
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
Property and Casualty—The Company has moved to a three-year Structured Reinsurance Program for Workers’ Compensation, General Liability and Auto Liability, which is subject to a $1,000 deductible per occurrence, followed by an umbrella program (Workers’ Compensation, General Liability and Auto Liability) that is subject to a corridor deductible of $9,000. Sterling is responsible for the first $9,000 of losses over the three-year program. The program aggregate is indexed to payroll and may fluctuate up or down depending upon actual exposure. We accrue for probable losses, both reported and unreported, that are reasonably estimable using actuarial methods based on historic trends, modified, if necessary, by recent events. Changes in our loss assumptions caused by changes in actual experience would affect our assessment of the ultimate liability and could have an effect on our operating results and financial position. The Company also maintains commercial insurance coverage in excess of the limits of our primary and umbrella commercial automobile, general liability and employers’ liability policies, in the amount of $70,000.
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
Litigation
The Company, including its construction joint ventures and its 50% owned subsidiary, is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions will have a material impact on the Consolidated Financial Statements of the Company. As of December 31, 2025, the Company is not aware of any pending legal proceedings that are expected to result in a material loss.
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
Provision for Income Taxes
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Years Ended December 31,
	2025	2024	2023
Current federal tax expense	$63,114	$42,045	$25,012
Current state tax expense	21,852	12,796	8,012
Deferred federal tax expense	13,637	28,701	12,702
Deferred state tax expense	149	3,818	2,044
Income tax expense	$98,752	$87,360	$47,770
Effective Tax Rate
The items comprising the difference between income taxes computed at the U.S. federal statutory rates in effect for 2025, 2024 and 2023 and our effective tax rates were as follows:

	Years Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Tax expense at the U.S. federal statutory rate	$85,780	21.0%	$75,238	21.0%	$40,029	21.0%
State income taxes, net of federal benefits (1)	17,412	4.3%	13,927	3.9%	8,374	4.4%

Non-taxable or Non-deductible items:
Taxes on subsidiaries’ and joint ventures’ earnings allocated to noncontrolling interests owners	(4,110)	(1.0)%	(2,826)	(0.8)%	(880)	(0.5)%
Executive compensation including stock incentives	4,526	1.1%	3,579	1.0%	1,652	0.9%
Excess tax benefits from equity awards	(3,877)	(0.9)%	(5,678)	(1.6)%	(1,644)	(0.9)%
Gain on deconsolidation of subsidiary	—	—%	1,905	0.5%	—	—%
Other permanent differences	540	0.1%	1,215	0.3%	239	0.1%
Changes in unrecognized tax benefits	(1,519)	(0.4)%	—	—%	—	—%
Income tax expense	$98,752	24.2%	$87,360	24.4%	$47,770	25.1%
(1) Georgia and Alabama made up the majority (greater than 50%) of the tax effect in this category.

The 2025, 2024 and 2023 effective income tax rate varied from the statutory rate primarily as a result of state income taxes, nondeductible compensation, gain on the deconsolidation of subsidiary and other permanent differences.
During 2025, the Company paid federal income taxes totaling $61,000. Additionally, the Company paid state income taxes of $6,085 to Georgia and $13,989 to all other states.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities were as follows:

	Long Term
	As of December 31,
Assets related to:	2025	2024
Accrued compensation and other	$6,461	$4,155
Right of use liabilities	13,894	13,091
Net operating loss carryforwards	946	957
Net deferred tax assets	$21,301	$18,203

Liabilities related to:
Depreciation of property and equipment	$(60,602)	$(47,583)
Right of use assets	(13,731)	(13,027)
Amortization of tax basis goodwill	(23,985)	(20,351)
Investment in unconsolidated subsidiary	(23,376)	(25,903)
Amortization of intangibles	(22,021)	(20,518)
Other	(731)	(181)
Total deferred tax liabilities	$(144,446)	$(127,563)

Net total deferred tax liability	$(123,145)	$(109,360)
Net Operating Loss—At December 31, 2025 the Company had federal and state net operating loss (“NOL”) carryforwards of $255 and $13,050, respectively. Federal NOLs have expiration dates between 2034 and 2036. The Company has $28 of federal NOLs that do not expire. State NOLs have expiration dates between 2028 and 2039.
Uncertain Tax Positions
The Company's U.S. federal and state income tax returns for 2022 and later are open and subject to examination. Additionally, state NOLs may be adjusted by the taxing authorities for the 2013 and later tax years.
The Company has an Uncertain Tax Position (“UTP”) liability of $5,214 and an additional liability related to the UTP for penalties of $1,043 and interest of $1,225 at December 31, 2025. The Company had a UTP liability of $6,733 and an additional liability related to the UTP for penalties of $1,346 and interest of $1,109 at December 31, 2024. We recognize interest and penalties related to the UTP as administrative expense. The UTP, including penalties and interest, are fully offset by an indemnification receivable at December 31, 2025.

13.	STOCKHOLDERS' EQUITY
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
Stock Repurchase Program—On December 5, 2023, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200,000 of the Company’s common stock. Effective November 12, 2025, the Board of Directors authorized a new stock repurchase program, permitting the repurchase of up to $400,000 of the Company’s outstanding common stock over the following 24 months. This new authorization supersedes and replaces the Company’s prior repurchase program, which had been scheduled to remain in effect through December 5, 2025 and had approximately $81,000 of remaining capacity at the time it was replaced. The new stock repurchase program expires on November 12, 2027 and may be modified, extended or terminated by the Board of Directors at any time.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the new program, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. The Company accounts for the repurchase of treasury shares under the cost method. Under the programs, the Company repurchased 440 and 604 shares of its common stock for $74,200 and $70,596 during the years ended December 31, 2025 and 2024, respectively.
Stock Issued for Acquisitions—On September 1, 2025, in connection with the acquisition of the business of CEC, the Company issued 285 shares of the Company’s stock as consideration paid to the sellers. The value of the shares issued was $79,458 based on Sterling’s closing stock price on August 29, 2025. See Note 3 - Acquisitions for further discussion.

14.	STOCK INCENTIVE PLAN AND OTHER EQUITY ACTIVITY
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) and an employee stock purchase plan (the “ESPP”) that are administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”). Compensation expense recognized related to the Company’s Stock Incentive Plan was $22,411, $17,870 and $12,426 for 2025, 2024 and 2023, respectively. Under the Stock Incentive Plan, we are authorized to issue 5,300 shares, and assuming PSU vestings occur at maximum payout, 1,364 authorized shares remained available under our Stock Incentive Plan for future grants at December 31, 2025.
Under the ESPP, employees may make quarterly purchases of shares at a discount through regular payroll deductions for up to 15% of their compensation, subject to a $25 fair market value maximum purchase per year. The shares are purchased at 85% of the closing price per share on the last trading day of the calendar quarter. Included within total stock-based compensation expense is $355, $258 and $181 of expense related to the ESPP, for 2025, 2024 and 2023, respectively. ESPP expense represents the difference between the fair value on the date of purchase and the price paid. The Company issued 11, 13 and 18 shares related to the ESPP in 2025, 2024 and 2023, respectively. At December 31, 2025, 649 authorized shares remained available for issuance under the ESPP.
Total equity-based compensation expense recognized related to the Company’s Stock Incentive Plan and the ESPP was $22,766, $18,128 and $12,607 for 2025, 2024 and 2023, respectively, primarily recognized within general and administrative expenses. At December 31, 2025, there was approximately $24,300 of unrecognized compensation cost related to equity-based grants, which is expected to be recognized over a weighted-average period of 1.5 years. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures.
We receive a tax deduction upon the vesting of RSUs and performance based shares for the price of the shares at the date of vesting. Our total recognized tax benefit based on our compensation expense was $21,000, $33,100 and $12,200 for 2025, 2024 and 2023, respectively.
RSAs—The Company’s RSA awards may not be sold or otherwise transferred until certain restrictions have lapsed, which is generally over a one-year period for Directors. The total initial fair value for these awards is determined based upon the market price of our stock at the grant date and is expensed on a straight-line basis over the vesting period. During 2025, we recognized $786 of compensation expense. The following table presents RSA activity during 2025:

RSAs	Number of Shares	Weighted Average Fair Value Per Share
Balance at December 31, 2024	5	$125.68
Granted	5	$191.05
Vested	(5)	$125.68
Forfeited	—	$—
Balance at December 31, 2025	5	$191.05
During 2024, 8 RSAs were granted with a weighted-average grant-date fair value per share of $125.28. During 2023, 20 RSAs were granted with a weighted-average grant-date fair value per share of $40.26. The total fair value of RSAs that vested during 2025, 2024 and 2023 was $675, $1,101 and $609, respectively.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSUs—The Company’s RSU awards may not be sold or otherwise transferred until certain restrictions have lapsed, which is generally over a three-year graded vesting period. The total initial fair value for these awards is determined based upon the market price of our stock at the grant date and is expensed on a straight-line basis over the vesting period. During 2025, we recognized $8,587 of compensation expense. The following table presents RSU activity during 2025:

RSUs	Number of Shares	Weighted Average Fair Value Per Share
Balance at December 31, 2024	221	$57.60
Granted	47	$175.93
Vested	(120)	$66.96
Forfeited	(2)	$103.37
Balance at December 31, 2025	146	$87.37
During 2024, 99 RSUs were granted with a weighted-average grant-date fair value per share of $97.95. During 2023, 106 RSUs were granted with a weighted-average grant-date fair value per share of $36.76. The total fair value of RSUs that vested during 2025, 2024 and 2023 were $8,057, $4,139 and $3,307, respectively.

PSUs—The Company’s performance-based share awards are subject to the achievement of specified performance targets, including financial performance targets or stock price performance targets.
Financial Performance-Based Awards—The Company’s financial performance-based awards are subject to the achievement of specified targets, generally based upon EPS, and vest ratably over three years (pre-2024 grants) or cliff vest at the end of three years (post-2023 grants). The total fair value for these awards is determined based upon the market price of our stock at the grant date and is expensed and adjusted over the vesting period based on the level of payout expected to be achieved. As a result of financial performance conditions met during 2025, we recognized $8,098 of compensation expense. During 2025, 2024 and 2023, PSU shares totaling 27, 104 and 143, respectively, were granted with a weighted-average grant-date fair value per share of $167.05, $112.95 and $34.62, respectively. During 2025, upon vesting and achievement of certain performance goals, we distributed 119 shares of common stock related to PSU awards with a weighted-average grant-date fair value per share of $36.32. The total fair value of PSUs that vested during 2025, 2024 and 2023 was $4,301, $8,549 and $7,779, respectively.
Stock Performance-Based Awards—The Company has stock performance-based awards that are based upon the Company’s stock price performance relative to industry peers and cliff vest at the end of three years. The total initial fair value for these awards is determined based upon a Monte Carlo simulation value at the grant date applied to the total number of granted target shares. This fair value is expensed ratably over the vesting period, and during 2025, the Company recognized $1,200 of compensation expense. During 2025, 8 shares of this award type were granted with a weighted-average grant-date fair value per share of $235.99, that was based upon a risk-free interest rate of 4.18% an expected dividend yield of zero, historical volatility of 46.1%, and a remaining performance period of 3 years. During 2024, 12 shares of this award type were granted with a weighted-average grant-date fair value per share of $129.62, that was based upon a risk-free interest rate of 3.97% an expected dividend yield of zero, historical volatility of 44.3%, and a remaining performance period of 3 years.
Additionally, the Company has stock performance-based awards that are based upon specific stock price performance targets and cliff vest at the end of three years. The total initial fair value for these awards is determined based upon Monte Carlo simulation values at the grant date applied to the number of granted target shares. This fair value is expensed ratably over the vesting period, and during 2025, the Company recognized $3,740 of compensation expense. There were no shares granted or vested of this award type during 2025. In 2024, 183 shares of this award type were granted with a weighted-average grant-date fair value per share of $61.31, that was based upon a risk-free interest rate of 3.97%, an expected dividend yield of zero, historical volatility of 44.3%, and a remaining performance period of 3 years.
Liability-Based Awards—The Company has liability-based awards for which the number of units awarded is not determined until the vesting date. During 2025, 2024 and 2023, the Company recognized $1,415, $875 and $2,015, respectively, of compensation expense, and upon vesting reclassified the grant date fair value of $1,264, $3,200 and $1,725, respectively, from a liability to additional paid in capital. During 2025 and 2024, 10 and 30, respectively, shares of liability-based awards vested.
Shares Withheld for Taxes—The Company withheld 97, 175 and 174 shares for taxes on RSU and PSU stock-based compensation vestings for $21,019, $21,452 and $9,567 during 2025, 2024 and 2023, respectively.

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

	Years Ended December 31,
Numerator:	2025	2024	2023
Net income attributable to Sterling common stockholders	$290,153	$257,461	$138,655

Denominator:
Weighted average common shares outstanding — basic	30,542	30,830	30,755
Shares for dilutive unvested stock	405	316	453
Weighted average common shares outstanding — diluted	30,947	31,146	31,208

Net income per share attributable to Sterling common stockholders:
Basic	$9.50	$8.35	$4.51
Diluted	$9.38	$8.27	$4.44
There were 6, 42 and 7 weighted average unvested shares that were excluded from the calculation of diluted EPS under the treasury stock method, as they were anti-dilutive, for the years ending December 31, 2025, 2024 and 2023, respectively.

16.	RETIREMENT BENEFITS
Defined Contribution Plans
The Company maintains a defined contribution profit-sharing plan (401(k) plan) covering substantially all non-union persons employed by the Company, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code. The 401(k) plan provides for a discretionary employer contribution and is determined annually by the Company’s board of directors. The Company made matching contributions of $4,585, $3,839 and $3,346, respectively, for the years ended December 31, 2025, 2024 and 2023.
Multi-Employer Pension Plans
As of December 31, 2025, the Company had approximately 4,400 employees, including 3,300 field personnel. We had 200 employees, or approximately 4% of total employees, that were union members covered by collective bargaining agreements.
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

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents our participation in these plans:

Pension Trust Fund	Pension Plan EIN	Plan Year End	Pension Protection Act (“PPA”) Certified Zone Status (1)		FIP / RP Status Pending/Implemented (2)	Contributions (3)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
			2025	2024		2025	2024	2023
Heavy and General Construction Laborers Local 472 and Local 172	22-6032103	3/31	Green	Green	No	$2,785	$4,358	$4,324	No	2/28/2027
International Union of Operating Engineers Local 825	22-6033380	6/30	Green	Green	No	2,281	3,016	2,789	No	3/31/2026
Pension Trust Fund for Operating Engineers	94-6090764	12/31	Green	Green	No	1,485	2,339	2,288	No	Various dates through 2029
All other funds						3,391	2,710	3,266
				Total Contributions:		$9,942	$12,423	$12,667
 (1)    The PPA zone status represents the most recent available information for the respective plan, which may be 2024 or earlier for the 2025 year and 2023 or earlier for the 2024 year. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded.
(2)    Indicates whether the plan has a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) which is either pending or has been implemented.
(3)    Our 2025 contributions as a percentage of total plan contributions were not available for any of our plans. For 2024, Heavy and General Construction Laborers Local 472 and Local 172 represented more than 5% of the total plan contributions, Pension Trust Fund for Operating Engineers Pension Plans did not represent more than 5% of the total plan contributions and International Union of Operating Engineers Local 825 annual report was not available. For 2023, Heavy and General Construction Laborers Local 472 and Local 172 and the International Union of Operating Engineers Local 825 represented more than 5% of the total plan contributions and Pension Trust Fund for Operating Engineers Pension Plans did not represent more than 5% of the total plan contributions.
The Company also contributes to multi-employer plans for annuity benefits covered under the defined contribution portion of the plans as well as health benefits. We made contributions to our multi-employer plans of $14,485, $18,507 and $18,709 during 2025, 2024 and 2023, respectively, for these additional benefits. We currently have no intention of withdrawing from any of the multi-employer pension plans in which we participate.

17.	SUPPLEMENTAL CASH FLOW INFORMATION
Operating assets and liabilities
    The following table summarizes the changes in the components of operating assets and liabilities:

	Years Ended December 31,
	2025	2024	2023
Accounts receivable	$(170,996)	$(6,888)	$12,805
Contracts in progress, net	84,024	194,306	226,066
Receivables from and equity in construction joint ventures	(368)	7,428	(3,384)
Receivable from affiliate (Note 19)	25,772	—	—
Other current and non-current assets	(331)	(131)	(5,619)
Accounts payable	33,111	(9,336)	10,307
Accrued compensation and other liabilities	38,151	20,712	4,841
Members' interest subject to mandatory redemption and undistributed earnings	—	(6,275)	7,511
Changes in operating assets and liabilities	$9,363	$199,816	$252,527

18.	CONCENTRATION OF RISK AND ENTERPRISE WIDE DISCLOSURES
Contract Revenues and Receivables—No customers accounted for more than 10% of the Company’s consolidated revenues from continuing operations in 2025, 2024 or 2023. At December 31, 2025 and 2024, there were no customers that accounted for over 10% of the Company’s outstanding contract receivables. The Company’s revenue and receivables are entirely derived from the construction of U.S. projects and all of the Company’s assets are held domestically within the U.S.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	RELATED PARTY TRANSACTIONS
The Company has a limited number of related party transactions. The most significant transactions relate to property leases with the management of certain subsidiaries who own or have an ownership interest in real estate and other companies. The leases are for office space, equipment yards or maintenance shops and have an annual cost of approximately $4,000. The leases expire at various points over the next two to eight years. At December 31, 2024, the Company had a receivable from RHB of approximately $32,100, of which approximately $25,800 was for certain RHB operating costs paid on its behalf and approximately $6,300 was for undistributed earnings of RHB. The Company collected the entire December 31, 2024 receivable balance in the first quarter of 2025. During the twelve months ended December 31, 2025, the Company has performed work for and received services from entities owned or partially owned by the management of certain subsidiaries. For the work performed, the Company earned approximately $9,700 in revenue, and for the services received, incurred approximately $440 of expense for the twelve months ended December 31, 2025.
In connection with the CEC acquisition, the Company recorded a payable to the sellers, some of whom are now related parties, that is directly linked to a project‑specific receivable of approximately $15,800 owed to CEC as of the acquisition date. Consistent with the closing settlement mechanics, amounts received from the customer on this receivable will be remitted to the sellers and, accordingly, the Company recognized a liability for the expected remittance. The arrangement does not impact gross profit, as the payable represents a pass‑through of cash collected on a pre‑close balance rather than consideration for post‑close performance. The asset and liability are presented within other current assets and liabilities, respectively, given the expected collection and remittance timeframe of less than 12 months.

20.	SEGMENT INFORMATION
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

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents segment revenues, significant segment expenses, and measures of segment profit or loss for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
Revenues	2025	2024	2023
E-Infrastructure Solutions	$1,466,777	$923,728	$937,408
Transportation Solutions	640,674	783,659	630,908
Building Solutions	382,598	408,369	403,913
Total Revenues	$2,490,049	$2,115,756	$1,972,229

Cost of Revenues
E-Infrastructure Solutions	$(1,042,227)	$(668,956)	$(746,608)
Transportation Solutions	(550,374)	(682,706)	(542,033)
Building Solutions	(325,134)	(337,971)	(345,950)
Total Cost of Revenues	$(1,917,735)	$(1,689,633)	$(1,634,591)

Gross Profit
E-Infrastructure Solutions	$424,550	$254,772	$190,800
Transportation Solutions	90,300	100,953	88,875
Building Solutions	57,464	70,398	57,963
Total Gross Profit	$572,314	$426,123	$337,638

General and Administrative Expense
E-Infrastructure Solutions	$(65,371)	$(39,621)	$(37,911)
Transportation Solutions	(28,425)	(29,221)	(29,254)
Building Solutions	(11,612)	(11,314)	(9,105)
Segment General and Administrative Expense	(105,408)	(80,156)	(76,270)
Corporate	(49,406)	(38,268)	(22,433)
Total General and Administrative Expense	$(154,814)	$(118,424)	$(98,703)

Intangible Amortization
E-Infrastructure Solutions	$(15,403)	$(11,792)	$(11,892)
Transportation Solutions	—	—	—
Building Solutions	(6,785)	(5,245)	(3,334)
Total Intangible Amortization	$(22,188)	$(17,037)	$(15,226)

Other Operating Income (Expense), Net
E-Infrastructure Solutions	$2,265	$—	$—
Transportation Solutions	15,935	(20,863)	(17,710)
Building Solutions	—	—	—
Total Other Operating Income (Expense), Net	$18,200	$(20,863)	$(17,710)

Operating Income
E-Infrastructure Solutions	$346,041	$203,359	$140,997
Transportation Solutions	77,810	50,869	41,911
Building Solutions	39,067	53,839	45,524
Segment Operating Income	462,918	308,067	228,432
Corporate G&A Expense	(49,406)	(38,268)	(22,433)
Acquisition Related Costs	(8,327)	(421)	(873)
Earn-out Income (Expense)	731	(4,756)	669
Total Operating Income	$405,916	$264,622	$205,795

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents depreciation by reportable segment for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
Depreciation	2025	2024	2023
E-Infrastructure Solutions	$(42,063)	$(34,858)	$(30,997)
Transportation Solutions	(10,046)	(14,551)	(10,195)
Building Solutions	(1,518)	(1,049)	(807)
Corporate	(1,299)	(915)	(178)
Total Depreciation	$(54,926)	$(51,373)	$(42,177)
The following table presents total assets by reportable segment at December 31, 2025 and 2024:

Assets	December 31, 2025	December 31, 2024
E-Infrastructure Solutions	$1,870,246	$958,107
Transportation Solutions	181,867	178,143
Building Solutions	240,174	238,776
Corporate	341,544	641,748
Total Assets	$2,633,831	$2,016,774
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2025. During the year ended December 31, 2025, the Company acquired Drake and CEC Facilities, and, as permitted by SEC guidance for newly acquired businesses, the scope of management’s assessment of our disclosure controls and procedures as of December 31, 2025 did not include the disclosure controls and procedures, to the extent that are subsumed by internal control over financial reporting, of Drake and CEC Facilities, whose financial statements, in the aggregate, reflect total assets and revenues constituting 30% and 9%, respectively, of the related Consolidated Financial Statements of the Company as of December 31, 2025. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2025.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria described in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by SEC guidance, the scope of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 did not include internal control over financial reporting for Drake and CEC Facilities, whose financial statements, in the aggregate, reflect total assets and revenues constituting 30% and 9%, respectively, of the related Consolidated Financial Statements of the Company as of and for the year ended December 31, 2025. Management will include these acquired businesses in the scope of its assessment of internal control over financial reporting beginning in 2026. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of the Registered Public Accounting Firm
Grant Thornton LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, included in Item 8 of Part II of this report under the heading “Reports of the Company’s Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
Based on the most recent evaluation, we have concluded that no changes in our internal control over financial reporting occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
On November 6, 2025, Dana C. O'Brien, a director of the Company, entered into a “Rule 10b5-1 trading arrangement”, as defined in Item 408(a) of Regulation S-K, for the sale of four thousand shares of common stock. The trading arrangement begins February 5, 2026 and terminates upon the sale of all shares or November 6, 2026, whichever occurs first.
On November 21, 2025, Dwayne A. Wilson, a director of the Company, entered into a “Rule 10b5-1 trading arrangement”, as defined in Item 408(a) of Regulation S-K, for the sale of two thousand nine hundred fifty-five shares of common stock. The trading arrangement begins March 5, 2026 and terminates upon the sale of all shares or December 31, 2026, whichever occurs first.
On December 2, 2025, Julie A. Dill, a director of the Company, entered into a “Rule 10b5-1 trading arrangement”, as defined in Item 408(a) of Regulation S-K, for the sale of four thousand five hundred shares of common stock. The trading arrangement begins March 9, 2026 and terminates upon the sale of all shares or December 31, 2026, whichever occurs first.
On December 8, 2025, Joseph A. Cutillo, the Company’s Chief Executive Officer and a director, entered into a “Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K, for the sale of two hundred thousand shares of common stock. The trading arrangement begins March 9, 2026 and terminates upon the sale of all shares or October 1, 2026, whichever occurs first.
During the quarter ended December 31, 2025, no other director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2026 annual meeting of shareholders and is incorporated herein by reference. Our code of business conduct is available at www.strlco.com under Investor Relations—Code of Business Conduct and is available in print to any stockholder who requests a copy. Amendments to or waivers of our code of business conduct granted to any of our directors or executive officers will be published promptly on our website. Such information will remain on our website for at least 12 months.
The table below identifies and sets forth the information required under Regulation 14A for each of the Company’s directors and executive officers:

Name	Current or Former Experience	Director Since
William T. Bosway	Chief Executive Officer and Chairman of the Board of Gibraltar Industries, Inc.	2024

Roger A. Cregg	Former President and CEO of AV Homes, Inc.; Director of Comerica Incorporated and Westlake Corporation	2019

Joseph A. Cutillo	Chief Executive Officer of the Company	2017

Julie A. Dill	Former CEO of Spectra Energy Partners, LP; Director of RYAM and Centuri Holdings	2021

Dana C. O’Brien	Former Senior Vice President, General Counsel and Secretary of Olin Corporation; Director of AdvanSix, Inc.	2019

B. Andrew Rose	Former President and Chief Executive Officer, Worthington Enterprises, Inc.; Director of Grief, Inc. and Trex Company, Inc.	2025

David S. Schulz	Executive Vice President and former Chief Financial Officer, Wesco International, Inc.	2025

Dwayne A. Wilson	Former Senior Vice President of Fluor Corporation; Director of Ingredion, Inc., Crown Holdings and DT Midstream, Inc.	2020

Nicholas Grindstaff	Chief Financial Officer	N/A

Daniel P. Govin	Chief Operating Officer of the Company	N/A

Mark D. Wolf	General Counsel, Chief Compliance Officer & Corporate Secretary of the Company	N/A
Item 11. Executive Compensation
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2026 annual meeting of shareholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2026 annual meeting of shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2026 annual meeting of shareholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2026 annual meeting of shareholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits, and Financial Statement Schedules
Financial Statements
The following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included under Item 8 of Part II of this report are herein incorporated by reference:
Reports of the Company’s Independent Registered Public Accounting Firm
Consolidated Statements of Operations—For the years ended December 31, 2025, 2024 and 2023
Consolidated Balance Sheets—As of December 31, 2025 and 2024
Consolidated Statements of Cash Flows—For the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Stockholders’ Equity—For the years ended December 31, 2025, 2024 and 2023
Notes to the Consolidated Financial Statements
Financial Statement Schedules
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

2.2
Asset Purchase Agreement, dated as of June 16, 2025, by and among CEC Facilities, LLC, Sterling Infrastructure, Inc., CEC Facilities Group, LLC, MCEC, LLC, CEC Electrical, Inc., Brad Smith, in his capacity as a member of CEC Facilities Group, Daniel Williams, in his capacity as a member of CEC Facilities Group, LLC and as the sellers’ representative, and Ray Waddell, in his capacity as beneficial owner (incorporated by reference to Exhibit 2.1 to Sterling Infrastructure, Inc.’s Current Report on Form 8-K, filed on June 18, 2025 (SEC File No. 1-31993)).

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

4.2	Description of Securities Registered Under Section 12 (incorporated by reference to Exhibit 4.2 to Sterling Infrastructure, Inc.’s Form 10-Q filed on August 8, 2023 (SEC File No. 1-31993)).
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

10.3.1(1)(2)	Standard Non-Employee Director Compensation adopted by the Board of Directors effective May 8, 2025.
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

10.11
Amended and Restated Credit Agreement, dated June 5, 2025, by and among Sterling Infrastructure, Inc., the subsidiaries of the Company party thereto as Guarantors, the Lenders party thereto and BMO Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to Sterling Infrastructure, Inc.’s Current Report on Form 8-K, filed on June 9. 2025 (SEC File No. 1-31993)).

10.12(1)
Executive Employment Offer dated December 20, 2023 between Sterling Infrastructure, Inc. and Sharon Villaverde (incorporated by reference to Exhibit 10.17 to Sterling Infrastructure, Inc.’s Annual Report on Form 10-K, filed on February 26, 2025 (SEC File No. 1-31993)).

10.13(1)
Executive Employment Offer dated July 12, 2024 between Sterling Infrastructure, Inc. and Dan Govin (incorporated by reference to Exhibit 10.18 to Sterling Infrastructure, Inc.’s Annual Report on Form 10-K, filed on February 26, 2025 (SEC File No. 1-31993)).

10.14(1)
Executive Employment Offer dated June 4, 2025 between Sterling Infrastructure, Inc. and Nicholas Grindstaff (incorporated by reference to Exhibit 10.2 to Sterling Construction Company, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2025, filed on August 5, 2025 (SEC File No. 1-31993)).

10.15(1)(2)	Form of Senior Executive Incentive Compensation Program - Program Description (adopted 2025).
10.16(1)(2)	Form of Time-Based Restricted Share Unit Agreement (adopted 2025).
10.17(1)(2)	Form of Performance-Based Restricted Share Unit Agreement (adopted 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Sterling Infrastructure, Inc.’s Annual Report on Form 10-K, filed on February 26, 2025 (SEC File No. 1-31993)).
21.1(2)	Subsidiaries of the registrant.
23.1(2)	Consent of Grant Thornton LLP.
31.1(2)	Certification of Joseph A. Cutillo, Chief Executive Officer of Sterling Infrastructure, Inc.
31.2(2)	Certification of Nicholas Grindstaff, Chief Financial Officer of Sterling Infrastructure, Inc.
32.1(3)	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Joseph A. Cutillo, Chief Executive Officer of Sterling Infrastructure, Inc.
32.2(3)	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Nicholas Grindstaff, Chief Financial Officer of Sterling Infrastructure, Inc.
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
(3) Furnished herewith
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2026.

Sterling Infrastructure, Inc.

By:	/s/ Joseph A. Cutillo
Joseph A. Cutillo, Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2026.

Signature	Title
/s/ Joseph A. Cutillo	Chief Executive Officer (Principal Executive Officer)
Joseph A. Cutillo	Director

/s/ Nicholas Grindstaff	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Nicholas Grindstaff

/s/ Roger A. Cregg	Director and Non-Executive Chairman
Roger A. Cregg

/s/ William T. Bosway	Director
William T. Bosway

/s/ Julie A. Dill	Director
Julie A. Dill

/s/ Dana C. O’Brien	Director
Dana C. O’Brien

/s/ Dwayne A. Wilson	Director
Dwayne A. Wilson

/s/ B. Andrew Rose	Director
B. Andrew Rose

/s/ David S. Schulz	Director
David S. Schulz