Form 10-Q
period 2026-03-31
STERLING INFRASTRUCTURE, INC.
filed 2026-05-05
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of May 1, 2026 – 30,685,954

STERLING INFRASTRUCTURE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$825,675	$430,949
Cost of revenues	(631,379)	(336,109)
Gross profit	194,296	94,840
General and administrative expense	(47,850)	(34,631)
Intangible asset amortization	(7,093)	(4,503)
Acquisition related costs	(1,407)	(179)
Earn-out expense	(2,488)	(1,343)
Other operating income, net	2,356	1,892
Operating income	137,814	56,076
Interest income	3,638	6,827
Interest expense	(4,014)	(5,232)
Income before income taxes	137,438	57,671
Income tax expense	(33,673)	(15,080)
Net income, including noncontrolling interests	103,765	42,591
Less: Net income attributable to noncontrolling interests	(7,796)	(3,114)
Net income attributable to Sterling common stockholders	$95,969	$39,477

Net income per share attributable to Sterling common stockholders:
Basic	$3.13	$1.29
Diluted	$3.09	$1.28

Weighted average common shares outstanding:
Basic	30,652	30,547
Diluted	31,038	30,881

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents ($105,397 and $76,154 related to variable interest entities (“VIEs”))	$511,858	$390,721
Accounts receivable ($15,049 and $29,196 related to VIEs)	513,903	501,163
Contract assets ($0 and $5,057 related to VIEs)	131,724	101,154
Receivables from and equity in construction joint ventures	7,229	6,179
Other current assets	29,977	35,245
Total current assets	1,194,691	1,034,462
Property and equipment, net	284,303	278,269
Investment in unconsolidated subsidiary	100,482	105,813
Operating lease right-of-use assets, net	53,941	58,167
Goodwill	584,821	585,221
Other intangibles, net	548,009	554,702
Other non-current assets, net	17,425	17,197
Total assets	$2,783,672	$2,633,831

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($14,855 and $22,104 related to VIEs)	$234,475	$226,810
Contract liabilities ($90,513 and $89,630 related to VIEs)	695,617	652,357
Current maturities of long-term debt	15,138	15,146
Current portion of long-term lease obligations	16,200	18,679
Accrued compensation	51,218	62,657
Other current liabilities	71,102	46,805
Total current liabilities	1,083,750	1,022,454
Long-term debt	272,321	275,903
Long-term lease obligations	38,527	40,186
Deferred tax liability, net	125,055	123,145
Other long-term liabilities	68,750	65,708
Total liabilities	1,588,403	1,527,396
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.01 per share; 58,000 shares authorized, 31,455 and 31,455 shares issued and 30,681 and 30,682 shares outstanding	315	315
Additional paid in capital	367,469	366,101
Treasury stock, at cost: 774 and 773 shares	(146,846)	(130,547)
Retained earnings	968,617	872,648
Total Sterling stockholders’ equity	1,189,555	1,108,517
Noncontrolling interests	5,714	(2,082)
Total stockholders’ equity	1,195,269	1,106,435
Total liabilities and stockholders’ equity	$2,783,672	$2,633,831

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$103,765	$42,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,034	16,991
Amortization of debt issuance costs and non-cash interest	169	256
Gain on disposal of property and equipment	(739)	(782)
Distribution of earnings from unconsolidated subsidiary	6,999	—
Equity in earnings from unconsolidated subsidiary	(1,668)	(1,892)
Deferred taxes	1,909	650
Stock-based compensation	7,497	6,683
Changes in operating assets and liabilities (Note 15)	24,602	20,386
Net cash provided by operating activities	165,568	84,883
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(37,860)
Capital expenditures	(19,629)	(17,924)
Proceeds from sale of property and equipment	1,945	1,573
Net cash used in investing activities	(17,684)	(54,211)
Cash flows from financing activities:
Repayments of debt	(3,793)	(6,606)
Repurchase of common stock	(12,275)	(43,846)
Withholding taxes paid on net share settlement of equity awards	(10,679)	(5,768)
Net cash used in financing activities	(26,747)	(56,220)
Net change in cash, cash equivalents, and restricted cash	121,137	(25,548)
Cash, cash equivalents and restricted cash at beginning of period	390,721	664,195
Cash, cash equivalents and restricted cash at end of period	511,858	638,647
Less: restricted cash	—	—
Cash and cash equivalents at end of period	$511,858	$638,647

Non-cash items:
Accrued capital expenditures	$3,551	$1,519

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings	Total Sterling Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2025	30,682	$315	$366,101	773	$(130,547)	$872,648	$1,108,517	$(2,082)	$1,106,435
Net income	—	—	—	—	—	95,969	95,969	7,796	103,765
Stock-based compensation	—	—	8,023	—	—	—	8,023	—	8,023
Repurchase of common stock	(40)	—	—	40	(12,275)	—	(12,275)	—	(12,275)
Issuance of stock	63	—	(6,655)	(63)	6,655	—	—	—	—
Shares withheld for taxes	(24)	—	—	24	(10,679)	—	(10,679)	—	(10,679)
Balance at March 31, 2026	30,681	$315	$367,469	774	$(146,846)	$968,617	$1,189,555	$5,714	$1,195,269

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings	Total Sterling Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	30,669	$312	$288,395	501	$(63,121)	$582,495	$808,081	$18,397	$826,478
Net income	—	—	—	—	—	39,477	39,477	3,114	42,591
Stock-based compensation	—	—	6,976	—	—	—	6,976	—	6,976
Repurchase of common stock	(340)	—	—	340	(43,846)	—	(43,846)	—	(43,846)
Issuance of stock	129	—	(12,321)	(129)	12,817	—	496	—	496
Shares withheld for taxes	(47)	—	—	47	(5,768)	—	(5,768)	—	(5,768)
Balance at March 31, 2025	30,411	$312	$283,050	759	$(99,918)	$621,972	$805,416	$21,511	$826,927
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
Basis of Presentation
Presentation Basis—The accompanying Condensed Consolidated Financial Statements are presented in accordance with accounting policies generally accepted in the United States (“GAAP”) and reflect all wholly owned subsidiaries and those entities the Company is required to consolidate. See Note 5 - 50% Owned Subsidiary and Note 6 - Construction Joint Ventures for further discussion of the Company’s consolidation policy for those entities that are not wholly owned. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Reclassifications have been made to historical financial data in the Condensed Consolidated Financial Statements to conform to the current year presentation.
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
Significant Accounting Policies
Consistent with Regulation S-X Rule 10-01(a), the Company has omitted significant accounting policies in this quarterly report that would duplicate the disclosures contained in the Company’s annual report on Form 10-K for the year ended December 31, 2025 under “Part II, Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements.” This quarterly report should be read in conjunction with the Company’s most recent annual report on Form 10-K.
Accounts Receivable—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Receivables are written off based on the individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At March 31, 2026 and December 31, 2025, our allowance for our estimate of expected credit losses was zero.
Contracts in Progress—For performance obligations satisfied over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Contract liabilities arise when the Company bills its customers prior to revenue recognition. Conversely, contract assets are generated when customer billing occurs subsequent to revenue recognition.

Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. At March 31, 2026 and December 31, 2025, contract assets included $59.1 million and $40.7 million of retainage, respectively, and contract liabilities included $158.7 million and $147.6 million of retainage, respectively. Retainage on active contracts is classified as current regardless of the term of the contract and is generally collected within one year of the completion of a contract. We anticipate collecting approximately 65% of our March 31, 2026 retainage during the next twelve months, and the balance thereafter. Retainage is reported on the Condensed Consolidated Balance Sheets within “Contract assets” and “Contract liabilities” on a contract-by-contract basis at the end of each reporting period.
Contract assets increased by $30.6 million compared to December 31, 2025, primarily due to higher unbilled revenue and an increase in retainage. Contract liabilities increased by $43.3 million compared to December 31, 2025, due to the timing of billings and work progression, partly offset by an increase in retainage. Revenue recognized for the three months ended March 31, 2026 that was included in the contract liability balance on December 31, 2025 was $312.7 million. Revenue recognized for the three months ended March 31, 2025 that was included in the contract liability balance on December 31, 2024 was $172.6 million.
Cash, Cash Equivalents and Restricted Cash—Our cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less. The Company maintains its cash and cash equivalents at major financial institutions. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (“FDIC”) insurance coverage. The Company periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is minimal. There was no restricted cash included in the Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, respectively.
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
CEC Acquisition
On September 1, 2025, Sterling acquired substantially all of the assets of Irving, Texas-based CEC Facilities Group, LLC, et al (“CEC”) (the “CEC Acquisition”). The integration of CEC, a leading specialty electrical and mechanical contractor, broadens Sterling's array of valuable E-Infrastructure services, extends the segment into the next critical phases of the project lifecycle, and creates significant opportunities to cross-sell services. The CEC Acquisition is accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The results of CEC since the date of acquisition are included within our E-Infrastructure Solutions segment.
Purchase Consideration—Sterling completed the CEC Acquisition for a purchase price of $561.6 million, net of cash acquired, detailed as follows:

(In thousands, except per share data)
Cash consideration transferred	$442,937
Equity consideration transferred (285 thousand shares at $278.53 per share(1))	79,458
Earn-out (2)	39,194
Total fair value of consideration	$561,589
(1) Sterling’s closing stock price on August 29, 2025.
(2) The earn-out arrangement requires the Company to pay up to $80 million based upon CEC’s achievement of certain operating income targets.

Preliminary Purchase Price Allocation—The aggregate purchase price noted above was allocated to the assets and liabilities acquired based upon their estimated fair values at the acquisition closing date, which were based, in part, upon a preliminary external appraisal and valuation of certain assets, including specifically identified intangible assets. The excess of the fair value of consideration over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired totaling $308.9 million was recorded as goodwill. This goodwill represents the value of expected future earnings and cash flows, as well as the synergies created by the integration of the new business within our organization, including cross-selling opportunities to help strengthen our existing service offerings and expand our market position. The goodwill and intangibles related to the acquisition are expected to be deductible for tax purposes.
The following table summarizes our preliminary purchase price allocation at the acquisition closing date, net of cash acquired:

(In thousands)
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

(In thousands, except life data)	Weighted Average Life (Years)	September 1, 2025 Fair Value
Customer relationships (1)	25	$156,300
Trade names (2)	25	71,500
Total		$227,800
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

Supplemental Pro Forma Information (Unaudited)—The following unaudited pro forma combined financial information (“the pro forma financial information”) gives effect to the CEC Acquisition and related events as if they occurred at the beginning of the earliest comparative period and includes adjustments to (1) include additional intangible asset amortization associated with the CEC Acquisition (approximately $9.1 million annually), (2) include tax and interest impacts, and (3) include the pro forma results of CEC for the three months ended March 31, 2025. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the CEC Acquisition.

(In thousands)	Three Months Ended March 31, 2025
Pro forma revenue	$518,405
Pro forma net income attributable to Sterling common stockholders	$45,447

4.	REVENUE FROM CUSTOMERS
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

(In thousands)	March 31, 2026	December 31, 2025
E-Infrastructure Solutions RPOs	$2,711,311	$1,843,536
Transportation Solutions RPOs	1,035,124	1,124,429
Building Solutions RPOs - Commercial	49,319	42,977
Total RPOs	$3,795,754	$3,010,942
At March 31, 2026, the Company expects to recognize approximately 70% of its RPOs as revenue during the next 12 months, and substantially all of the remaining balance in the 12 to 24 months thereafter.
Revenue Disaggregation—The following tables present the Company’s revenue disaggregated by major end market and contract type:

(In thousands)	Three Months Ended March 31,
Revenues by major end market	2026	2025
E-Infrastructure Solutions Revenues	$597,732	$218,263

Heavy Highway	90,272	87,198
Aviation	21,182	11,511
Other Services	21,409	21,952
Transportation Solutions Revenues	132,863	120,661

Residential	78,777	76,766
Commercial	16,303	15,259
Building Solutions Revenues	95,080	92,025
Total Revenues	$825,675	$430,949

Revenues by contract type
Lump-Sum	$533,934	$224,188
Fixed-Unit Price	199,777	126,562
Residential and Other	91,964	80,199
Total Revenues	$825,675	$430,949

Variable Consideration
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to the Company’s customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken. Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $2.9 million, at both March 31, 2026 and December 31, 2025, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes such profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements, may result in changes in revenue and are recognized in the period in which the changes are determined. Changes in contract estimates on performance obligations satisfied or partially satisfied in previous periods resulted in net revenue increases of $55.8 million and $30.5 million for the three months ended March 31, 2026 and 2025, respectively.

5.	50% OWNED SUBSIDIARY
The Company holds a 50% ownership interest in Road and Highway Builders, LLC (“RHB”), with Rich Buenting holding the remaining 50% ownership interest. The Company uses the equity method of accounting for its ownership interest, reporting its portion of RHB’s income as a single line item (“Other operating income (expense), net”) in the Condensed Consolidated Statements of Operations and reporting its interest in RHB as a single line item (“Investment in unconsolidated subsidiary”) in the Condensed Consolidated Balance Sheets.
Financial amounts of RHB and the Company’s share of such amounts are shown below:

(In thousands)	March 31, 2026	December 31, 2025
Current assets - RHB’s Balance Sheets	$121,928	$118,101
Current liabilities - RHB’s Balance Sheets	$120,675	$123,940
Investment in unconsolidated subsidiary - Sterling’s Balance Sheets (1)	$100,482	$105,813

(1) Includes a basis difference of $89.8 million and $91.9 million at March 31, 2026 and December 31, 2025, respectively.

	Three Months Ended March 31,
(In thousands)	2026	2025
RHB’s Statements of Operations
Revenues	$44,052	$43,446
Income before tax	$7,629	$8,075
Sterling’s Statements of Operations
Revenues	$—	$—
Income before tax (1)	$1,668	$1,892

(1) For the three months ended March 31, 2026 and 2025, Sterling’s portion of income before tax includes approximately $1.9 million, in each period, of intangible asset amortization and $275 thousand, in each period, of depreciation expense related to the basis difference recognized in the deconsolidation of RHB on December 31, 2024.

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

(In thousands)	March 31, 2026	December 31, 2025
Current assets - Joint Ventures’ Balance Sheets	$55,099	$33,326
Current liabilities - Joint Ventures’ Balance Sheets	$(37,024)	$(17,877)
Receivables from and equity in construction joint ventures - Sterling's Balance Sheets	$7,229	$6,179

	Three Months Ended March 31,
(In thousands)	2026	2025
Joint Ventures’ Statements of Operations:
Revenues	$21,557	$19,626
Income before tax	$2,626	$163
Sterling’s noncontrolling interest:
Revenues	$8,623	$7,850
Income before tax	$1,050	$65
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

7.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

(In thousands)	March 31, 2026	December 31, 2025
Construction and transportation equipment	$477,629	$460,223
Buildings and improvements	31,773	30,224
Land	2,168	2,168
Office equipment	6,529	6,418
Total property and equipment	518,099	499,033
Less accumulated depreciation	(233,796)	(220,764)
Total property and equipment, net	$284,303	$278,269
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $15.9 million and $12.5 million for the three months ended March 31, 2026 and 2025, respectively.

8.	OTHER INTANGIBLE ASSETS
The following table presents our acquired finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		March 31, 2026		December 31, 2025
(In thousands)	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	24	$519,883	$(88,066)	$519,483	$(82,344)
Trade names	24	133,077	(16,885)	133,077	(15,514)
Total	24	$652,960	$(104,951)	$652,560	$(97,858)
    The Company’s intangible amortization expense was $7.1 million and $4.5 million for the three months ended March 31, 2026 and 2025, respectively.

9.	DEBT
The Company’s outstanding debt was as follows:

(In thousands)	March 31, 2026	December 31, 2025
Term Loan Facility	$288,750	$292,500
Revolving Credit Facility	—	—
Credit Facility	288,750	292,500
Other debt	339	382
Total debt	289,089	292,882
Less - Current maturities of long-term debt	(15,138)	(15,146)
Less - Unamortized debt issuance costs	(1,630)	(1,833)
Total long-term debt	$272,321	$275,903
Credit Facility—The Company and the subsidiary guarantors have an Amended and Restated Credit Agreement (the “Credit Agreement”) that provides the Company with senior secured debt financing consisting of the following (collectively, the “Credit Facility”): (i) a senior secured first lien term loan facility (the “Term Loan Facility”) in the aggregate principal amount of $300 million and (ii) a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $150 million (with a $75 million limit for the issuance of letters of credit and a $15 million sublimit for swing line loans). The obligations under the Credit Facility are secured by substantially all assets of the Company and the subsidiary guarantors, subject to certain permitted liens and other customary exceptions. The Credit Facility will mature on June 5, 2028.
As specified in the Credit Agreement, the loans under the Credit Facility bear interest at a base rate or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the Total Net Leverage Ratio, at the Company’s election. At March 31, 2026, the Company calculated interest using a SOFR rate of 3.77% and an applicable margin of 1.25% per annum, and had a weighted average interest rate of approximately 5.02% per annum during the three months ended March 31, 2026. Scheduled principal payments on the Term Loan Facility are made quarterly and total approximately $11.3 million for the remainder of 2026, and $15 million and $3.8 million for the years ending 2027 and 2028, respectively. A final payment of all principal and interest then outstanding on the Term Loan Facility is due on June 5, 2028. For the three months ended March 31, 2026, the Company made term loan payments of $3.8 million. Repayments under the Term Loan Facility may not be reborrowed under the terms of the Credit Agreement.
In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the Revolving Credit Facility as well as letter of credit fees on outstanding instruments. At March 31, 2026, we had no outstanding borrowings under the $150 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility may be repaid and reborrowed under the terms of the Credit Agreement.
Debt Issuance Costs—The costs associated with the Credit Facility are reflected on the Condensed Consolidated Balance Sheets as a direct reduction from the related debt liability and amortized over the term of the facility. Amortization of debt issuance costs was $204 thousand and $307 thousand for the three months ended March 31, 2026 and 2025, respectively, and was recorded as interest expense.

Compliance and Other—The Credit Agreement contains various affirmative and negative covenants that may, subject to certain exceptions, restrict our ability and the ability of our subsidiaries to, among other things, grant liens, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, purchase, redeem or otherwise acquire or retire capital stock or other equity interests, or merge or consolidate with any other person, among various other things. In addition, the Company is required to maintain certain financial covenants. As of March 31, 2026, we were in compliance with all of our restrictive and financial covenants. The Company’s debt is recorded at its carrying amount in the Condensed Consolidated Balance Sheets. Based upon the current market rates for debt with similar credit risk and maturities, at March 31, 2026 and December 31, 2025, the fair value of our debt outstanding approximated the carrying value, as interest is based on SOFR plus an applicable margin.

10.	LEASE OBLIGATIONS
    The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of one month to ten years, some of which include options to extend the leases for up to ten years.
    The components of lease expense are as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Operating lease cost	$5,828	$5,749
Short-term lease cost	$13,145	$5,730

Finance lease cost:
Amortization of right-of-use assets	$33	$31
Interest on lease liabilities	6	8
Total finance lease cost	$39	$39
    Supplemental cash flow information related to leases is as follows:

(In thousands)	Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025
Operating cash flows from operating leases	$5,842	$5,676
Operating cash flows from finance leases	$6	$8
Financing cash flows from finance leases	$33	$31

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$993	$814
Finance leases	$—	$—

    Supplemental balance sheet information related to leases is as follows:

(In thousands)	March 31, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$53,941	$58,167

Current portion of long-term lease obligations	$16,200	$18,679
Long-term lease obligations	38,527	40,186
Total operating lease liabilities	$54,727	$58,865
Finance Leases
Property and equipment, at cost	$1,428	$1,428
Accumulated depreciation	(1,105)	(1,067)
Property and equipment, net	$323	$361

Current maturities of long-term debt	$139	$136
Long-term debt	200	236
Total finance lease liabilities	$339	$372
Weighted Average Remaining Lease Term
Operating leases	5.0	5.0
Finance leases	2.3	2.6
Weighted Average Discount Rate
Operating leases	5.9%	5.9%
Finance leases	6.9%	6.9%
    Maturities of lease liabilities are as follows:

(In thousands)	Operating Leases	Finance Leases
Year Ending December 31,
2026 (excluding the three months ended March 31, 2026)	$15,653	$118
2027	11,826	158
2028	8,928	92
2029	7,835	—
2030	7,566	—
2031	7,343	—
Thereafter	4,838	—
Total lease payments	$63,989	$368
Less imputed interest	(9,262)	(29)
Total	$54,727	$339

11.	COMMITMENTS AND CONTINGENCIES
Insurance
The Company is required by its insurance providers to obtain and hold standby letters of credit. These letters of credit serve as a guarantee by the issuer to pay the Company’s insurance providers the incurred claim costs attributable to its general liability, workers’ compensation and automobile liability claims, up to the amount stated in the standby letters of credit, in the event that these claims were not paid by the Company.
Property and Casualty—The Company has a three-year Structured Reinsurance Program for Workers’ Compensation, General Liability and Auto Liability, which is subject to a $1 million deductible per occurrence, followed by an umbrella program (Workers’ Compensation, General Liability and Auto Liability) that is subject to a corridor deductible of $9 million. We accrue for probable losses, both reported and unreported, that are reasonably estimable using actuarial methods based on historic trends, modified, if necessary, by recent events. Changes in the Company's loss assumptions caused by changes in actual experience would affect our assessment of the ultimate liability and could have an effect on our operating results and financial position. The Company also maintains commercial insurance coverage in excess of the limits of our primary and umbrella commercial automobile, general liability and employers’ liability policies, in the amount of $70 million.
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
Litigation
The Company, including its construction joint ventures and its 50% owned subsidiary, is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions will have a material impact on the Condensed Consolidated Financial Statements of the Company. As of March 31, 2026, the Company is not aware of any pending legal proceedings that are expected to result in a material loss.
Purchase Commitments
To manage the risk of changes in material prices and subcontracting costs used in tendering bids for construction contracts, most of the time, we obtain firm quotations from suppliers and subcontractors before submitting a bid. These quotations do not include any quantity guarantees. As soon as we are advised that our bid is successful, we enter into firm contracts with most of our materials suppliers and sub-contractors, thereby mitigating the risk of future price variations affecting the contract costs.

12.	INCOME TAXES
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Current federal tax expense	$24,332	$10,918
Current state tax expense	7,432	3,512
Deferred federal tax expense	1,982	436
Deferred state tax (benefit) expense	(73)	214
Income tax expense	$33,673	$15,080

Cash paid (received) for income taxes	$—	$(39)
The effective income tax rate for the three months ended March 31, 2026 was 24.5%. The rate varied from the statutory rate primarily as a result of non-deductible compensation, state income taxes, and other permanent differences. The Company incurred an approximately $900 thousand tax benefit for the three months ended March 31, 2026 for increased tax deductions related to stock compensation.
The Company's U.S. federal and state income tax returns for 2023 and later are open and subject to examination. Additionally, the federal and state net operating loss (“NOL”) may be adjusted by the taxing authorities for the 2014 and later tax years.
Uncertain Tax Positions (“UTP”)—The Company has a UTP liability of $5.2 million and an additional liability related to the UTP for penalties of $1 million and interest of $1.4 million at March 31, 2026. We recognize interest and penalties related to the UTP as interest and administrative expense, respectively. The UTP, including penalties and interest, is fully offset by an indemnification receivable at March 31, 2026. The Company recognized $1.5 million of the recorded UTP in 2025, with no material impact to the Condensed Consolidated Statement of Operations due to the associated indemnification receivable.

13.	STOCK INCENTIVE PLAN AND OTHER EQUITY ACTIVITY
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) and an employee stock purchase plan (the “ESPP”) that are administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”). Changes in common stock and additional paid in capital during the three months ended March 31, 2026 primarily relate to activity associated with the Stock Incentive Plan, the ESPP, shares withheld for taxes and repurchases of the Company’s common stock.
Share Grants—During the three months ended March 31, 2026, the Company granted the following awards under the Stock Incentive Plan:

(In thousands, except per share data)	Shares	Weighted Average Grant-Date Fair Value per Share
RSUs	20	$340.17
PSUs – EPS Based (at target)	17	$306.23
PSUs – Market Based	5	$428.56
Total shares granted	42
Share Issuances—During the three months ended March 31, 2026, the Company issued the following shares under the Stock Incentive Plan and the ESPP:

(In thousands)	Shares
RSUs (issued upon vesting)	7
PSUs – EPS Based (issued upon vesting)	56
Total shares issued	63
Stock-Based Compensation—The Company recognized $7.3 million and $6.3 million of stock-based compensation expense during the three months ended March 31, 2026 and 2025, respectively. ESPP expense, which is included in the total stock-based compensation expense, was $139 thousand and $87 thousand for the three months ended March 31, 2026 and 2025, respectively. Additionally, the Company has liability-based PSUs for which the number of shares awarded is not determined until the vesting date. During the three months ended March 31, 2026 and 2025, the Company recognized $206 thousand and $339 thousand, respectively, as a liability and compensation expense, and upon vesting, reclassified the grant date fair value of $732 thousand and $632 thousand, respectively, from a liability to additional paid in capital. Stock-based compensation expense is primarily recognized within general and administrative expense. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures.
Shares Withheld for Taxes—The Company withheld 24 thousand shares for taxes on the vesting of employee stock-based compensation for $10.7 million during the three months ended March 31, 2026.
Treasury Stock—Effective November 12, 2025, the Board of Directors authorized a stock repurchase program, permitting the repurchase of up to $400 million of the Company’s outstanding common stock. The stock repurchase program expires on November 12, 2027 and may be modified, extended or terminated by the Board of Directors at any time. Under the program, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. The Company accounts for the repurchase of treasury shares under the cost method and during the three months ended March 31, 2026, the Company repurchased 40 thousand shares of its common stock for $12.3 million.

14.	EARNINGS PER SHARE
The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2026 and 2025:

(In thousands, except per share data)	Three Months Ended March 31,
Numerator:	2026	2025
Net income attributable to Sterling common stockholders	$95,969	$39,477

Denominator:
Weighted average common shares outstanding — basic	30,652	30,547
Shares for dilutive unvested stock	386	334
Weighted average common shares outstanding — diluted	31,038	30,881

Net income per share attributable to Sterling common stockholders:
Basic	$3.13	$1.29
Diluted	$3.09	$1.28
There were zero and 34 thousand weighted average unvested shares that were excluded from the calculation of diluted EPS under the treasury stock method, as they were anti-dilutive, for the three months ended March 31, 2026 and 2025, respectively.

15.	SUPPLEMENTAL CASH FLOW INFORMATION
    The following table summarizes the changes in the components of operating assets and liabilities:

	Three Months Ended March 31,
(In thousands)	2026	2025
Accounts receivable	$(12,740)	$(32,233)
Contracts in progress, net	12,690	31,428
Receivables from and equity in construction joint ventures	(1,050)	(1,101)
Receivable from affiliate	—	32,054
Other current and non-current assets	5,294	(196)
Accounts payable	4,115	(5,438)
Accrued compensation and other liabilities	16,293	(4,128)
Changes in operating assets and liabilities	$24,602	$20,386

16.	RELATED PARTY TRANSACTIONS
The Company has a limited number of related party transactions. The most significant transactions relate to property leases with the management of certain subsidiaries who own or have an ownership interest in real estate and other companies. The leases are for office space, equipment yards or maintenance shops and have an annual cost of approximately $5 million. The leases expire at various points over the next one to seven years. During the three months ended March 31, 2026, the Company has performed work for and received services from entities owned or partially owned by the management of certain subsidiaries. For the work performed, the Company earned approximately $1.2 million in revenue, and for the services received, incurred approximately $42 thousand of expense for the three months ended March 31, 2026.
In connection with the CEC Acquisition, the Company recorded a payable to the sellers, some of whom are now related parties, that is directly linked to a project‑specific receivable of approximately $15 million owed to CEC as of the acquisition date. Consistent with the closing settlement mechanics, amounts received from the customer on this receivable will be remitted to the sellers and, accordingly, the Company recognized a liability for the expected remittance. The arrangement does not impact gross profit, as the payable represents a pass‑through of cash collected on a pre‑close balance rather than consideration for post‑close performance. The asset and liability are presented within other current assets and liabilities, respectively, given the expected collection and remittance timeframe of less than 12 months.

17.	SEGMENT INFORMATION
The Company’s internal and public segment reporting are aligned based upon the services offered by its operating segments. The Company’s operations consist of three reportable segments: E-Infrastructure Solutions, Transportation Solutions and Building Solutions. The Company’s CODM, which is the Company’s Chief Executive Officer, uses both segment gross profit and operating income for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances of both profit measures when making decisions about allocating capital and personnel to the segments. We incur certain expenses at the corporate level that relate to our business as a whole. Our business segments receive a portion of these expenses through various allocation methods, predominantly determined by usage and volume. The balance of the corporate level expenses are reported in the “Corporate G&A Expense” line, which is primarily comprised of corporate headquarters facility expense, the cost of the executive management team, and other expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to any specific business segment, such as corporate human resources, legal, governance, compliance and finance functions. Total assets held at Corporate primarily include cash, PP&E, and prepaid and leased assets.
The following tables present segment revenues, significant segment expenses, and measures of segment profit or loss for the three months ended March 31, 2026 and 2025:

(In thousands)	Three Months Ended March 31,
Revenues	2026	2025
E-Infrastructure Solutions	$597,732	$218,263
Transportation Solutions	132,863	120,661
Building Solutions	95,080	92,025
Total Revenues	$825,675	$430,949

Cost of Revenues
E-Infrastructure Solutions	$(435,072)	$(156,521)
Transportation Solutions	(112,510)	(104,665)
Building Solutions	(83,797)	(74,923)
Total Cost of Revenues	$(631,379)	$(336,109)

Gross Profit
E-Infrastructure Solutions	$162,660	$61,742
Transportation Solutions	20,353	15,996
Building Solutions	11,283	17,102
Total Gross Profit	$194,296	$94,840

(In thousands)	Three Months Ended March 31,
General and Administrative Expense	2026	2025
E-Infrastructure Solutions	$(24,215)	$(12,133)
Transportation Solutions	(7,267)	(6,635)
Building Solutions	(3,344)	(3,214)
Segment General and Administrative Expense	(34,826)	(21,982)
Corporate	(13,024)	(12,649)
Total General and Administrative Expense	$(47,850)	$(34,631)

Intangible Amortization
E-Infrastructure Solutions	$(5,369)	$(2,967)
Transportation Solutions	—	—
Building Solutions	(1,724)	(1,536)
Total Intangible Amortization	$(7,093)	$(4,503)

Other Operating Income, Net
E-Infrastructure Solutions	$688	$—
Transportation Solutions	1,668	1,892
Building Solutions	—	—
Total Other Operating Income, Net	$2,356	$1,892

Operating Income
E-Infrastructure Solutions	$133,764	$46,642
Transportation Solutions	14,754	11,253
Building Solutions	6,215	12,352
Segment Operating Income	154,733	70,247
Corporate G&A Expense	(13,024)	(12,649)
Acquisition Related Costs	(1,407)	(179)
Earn-out Expense	(2,488)	(1,343)
Total Operating Income	$137,814	$56,076
The following table presents depreciation by reportable segment:

(In thousands)	Three Months Ended March 31,
Depreciation	2026	2025
E-Infrastructure Solutions	$(11,848)	$(9,760)
Transportation Solutions	(3,387)	(2,065)
Building Solutions	(364)	(346)
Corporate	(342)	(317)
Total Depreciation	$(15,941)	$(12,488)
The following table presents assets by reportable segment:

(In thousands)	March 31,	December 31,
Assets	2026	2025
E-Infrastructure Solutions	$1,936,497	$1,870,246
Transportation Solutions	185,967	181,867
Building Solutions	232,017	240,174
Corporate	429,191	341,544
Total Assets	$2,783,672	$2,633,831

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
•cost escalations associated with our contracts, due to changes in availability, proximity and cost of construction materials and fuel for our equipment, geopolitical conflicts (such as the conflicts in Eastern Europe and the Middle East) and related disruptions to the global energy markets, changes in U.S. trade policies and retaliatory responses from other countries, and cost escalations associated with subcontractors and labor;
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
•our ability to obtain, maintain, and comply with governmental permits, licenses, and approvals;
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
•our ability to meet the terms and conditions of our debt obligations and covenants; and
•the other risks discussed in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) under “Part I, Item 1A. Risk Factors,” other portions of this Report, or our other filings with the Securities and Exchange Commission (the “SEC”).
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
SIGNIFICANT TRANSACTIONS
CEC Acquisition—On September 1, 2025, the Company acquired substantially all of the assets of Irving, Texas-based CEC Facilities Group, LLC (“CEC”) a leading specialty electrical and mechanical contractor. The purchase price was $561.6 million, consisting primarily of $442.9 million in cash and $79.5 million in common stock. Additionally, CEC has an earn-out opportunity of up to an aggregate of $80 million, contingent upon achieving certain operating income targets. CEC is included in the Company’s E-Infrastructure Solutions segment.
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
At March 31, 2026, our Backlog was $3.80 billion, as compared to $3.01 billion at December 31, 2025, with a book-to-burn ratio of 2.1X for the three months ended March 31, 2026. Unsigned Awards were $1.36 billion at March 31, 2026 and $300.7 million at December 31, 2025. Combined Backlog totaled $5.15 billion and $3.31 billion at March 31, 2026 and December 31, 2025, respectively, with a book-to-burn ratio of 3.5X for the three months ended March 31, 2026.
RESULTS OF OPERATIONS
Consolidated Results

	Three Months Ended March 31,
(In thousands)	2026	2025
Revenues	$825,675	$430,949
Gross profit	194,296	94,840
General and administrative expense	(47,850)	(34,631)
Intangible asset amortization	(7,093)	(4,503)
Acquisition related costs	(1,407)	(179)
Earn-out expense	(2,488)	(1,343)
Other operating income, net	2,356	1,892
Operating income	137,814	56,076
Interest (expense) income, net	(376)	1,595
Income before income taxes and noncontrolling interests	137,438	57,671
Income tax expense	(33,673)	(15,080)
Less: Net income attributable to noncontrolling interests	(7,796)	(3,114)
Net income attributable to Sterling common stockholders	$95,969	$39,477

Gross margin	23.5%	22.0%
Revenues—Revenues were $825.7 million for the first quarter of 2026, an increase of $394.7 million, or 92%, compared to the first quarter of 2025. The increase was driven by a $379.5 million increase in E-Infrastructure Solutions, a $12.2 million increase in Transportation Solutions, and a $3.1 million increase in Building Solutions.
Gross profit and margin—Gross profit was $194.3 million for the first quarter of 2026, an increase of $99.5 million, or 105%, compared to the first quarter of 2025. The Company’s gross margin as a percentage of revenue increased to 23.5% in the first quarter of 2026, as compared to 22.0% in the first quarter of 2025. The increases were driven by the aforementioned higher revenue volume and an improved project margin mix in our Transportation Solutions segment.
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
General and administrative expense—General and administrative expenses were $47.9 million, or 5.8% of revenue, for the first quarter of 2026, compared to $34.6 million, or 8.0% of revenue, for the first quarter of 2025. The increase in expense reflects higher performance based compensation, increased headcount to support growth, and inflation in 2026.

Interest, net—Combined interest expense and income was net interest expense of $0.4 million for the first quarter of 2026, compared to net interest income of $1.6 million for the first quarter of 2025. The lower interest income was due to decreased interest rates on our lower average cash balance compared to the first quarter of 2025.
Income taxes—The effective income tax rate was 24.5% for the first quarter of 2026. The rate varied from the statutory rate primarily as a result of non-deductible compensation, state income taxes and other permanent differences. See Note 12 - Income Taxes for more information.
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

(In thousands)	Three Months Ended March 31,
Revenues	2026	% of Revenue	2025	% of Revenue
E-Infrastructure Solutions	$597,732	72%	$218,263	51%
Transportation Solutions	132,863	16%	120,661	28%
Building Solutions	95,080	12%	92,025	21%
Total Revenues	$825,675		$430,949

Operating Income
E-Infrastructure Solutions	$133,764	22.4%	$46,642	21.4%
Transportation Solutions	14,754	11.1%	11,253	9.3%
Building Solutions	6,215	6.5%	12,352	13.4%
Segment Operating Income	154,733	18.7%	70,247	16.3%
Corporate G&A Expense	(13,024)		(12,649)
Acquisition Related Costs	(1,407)		(179)
Earn-out Expense	(2,488)		(1,343)
Total Operating Income	$137,814	16.7%	$56,076	13.0%
E-Infrastructure Solutions
Revenues—Revenues were $597.7 million for the first quarter of 2026, an increase of $379.5 million, or 173.9%, compared to the first quarter of 2025. The increase was primarily driven by higher volume from data centers and the inclusion of $156.1 million of revenue from the electrical and mechanical business acquired late in the third quarter of 2025.
Operating Income—Operating income was $133.8 million, or 22.4% of revenue, for the first quarter of 2026, an increase of $87.1 million, compared to $46.6 million, or 21.4% of revenue, for the first quarter of 2025. The increase in operating income is primarily driven by higher volume from large mission-critical projects, and partly attributable to a $12.3 million (inclusive of $2.3 million of intangible amortization) contribution from the electrical and mechanical business acquired late in the third quarter of 2025.
Transportation Solutions
Revenues—Revenues were $132.9 million for the first quarter of 2026, an increase of $12.2 million, or 10.1%, compared to the first quarter of 2025. The increase was driven by higher aviation and heavy highway revenue.
Operating Income—Operating income was $14.8 million, or 11.1% of revenue, for the first quarter of 2026, an increase of $3.5 million, compared to $11.3 million, or 9.3% of revenue, for the first quarter of 2025. The increase in operating income and margin were driven by the aforementioned revenue volume and an improved project margin mix.

Building Solutions
Revenues—Revenues were $95.1 million for the first quarter of 2026, an increase of $3.1 million, or 3.3%, compared to the first quarter of 2025. The increase was driven by slightly higher residential and commercial volume compared to 2025. Our businesses specializing in residential concrete slabs and plumbing are still being affected by a market downturn, as affordability issues continue to impact potential homebuyers.
Operating Income—Operating income was $6.2 million, or 6.5% of revenue, for the first quarter of 2026, a decrease of $6.1 million, compared to $12.4 million, or 13.4% of revenue, for the first quarter of 2025. The decrease in operating income and margin were driven by a continued downturn in residential markets compared to the first quarter of 2025.
LIQUIDITY AND SOURCES OF CAPITAL
Cash and Cash Equivalents—Total cash and cash equivalents at March 31, 2026 and December 31, 2025 includes the following components:

(In thousands)	March 31, 2026	December 31, 2025
Generally Available	$406,461	$314,567
Construction Joint Ventures	105,397	76,154
Cash and cash equivalents	$511,858	$390,721
The following table presents consolidated information about our cash flows:

(In thousands)	Three Months Ended March 31,
Net cash provided by (used in):	2026	2025
Operating activities	$165,568	$84,883
Investing activities	(17,684)	(54,211)
Financing activities	(26,747)	(56,220)
Net change in cash and cash equivalents	$121,137	$(25,548)
Operating Activities—During the three months ended March 31, 2026, net cash provided by operating activities was $165.6 million, compared to net cash provided by operating activities of $84.9 million for the three months ended March 31, 2025. Cash flows provided by operating activities were primarily driven by higher operating income, the collection of receivables from affiliate, distributions of earnings from our unconsolidated subsidiary, and changes in our accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below.
Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in components of Contract Capital during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Contracts in progress, net	$12,690	$31,428
Accounts receivable	(12,740)	(32,233)
Receivables from and equity in construction joint ventures	(1,050)	(1,101)
Accounts payable	4,115	(5,438)
Change in Contract Capital, net	$3,015	$(7,344)
During the three months ended March 31, 2026, the change in Contract Capital was $3.0 million. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.
Investing Activities—During the three months ended March 31, 2026, net cash used in investing activities was $17.7 million, compared to net cash used of $54.2 million in the three months ended March 31, 2025. The net cash used during the current period was driven by $19.6 million for purchases of capital equipment, partly offset by $1.9 million of cash proceeds from the sale of property and equipment. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment.

Financing Activities—During the three months ended March 31, 2026, net cash used in financing activities was $26.7 million, compared to net cash used of $56.2 million for the three months ended March 31, 2025. The financing cash outflow during the period was primarily driven by $12.3 million for the repurchase of common stock, $10.7 million for withholding taxes paid on the net share settlement of vested equity awards, and $3.8 million of repayments on the Term Loan Facility.
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
JOINT VENTURES
We participate in various construction joint venture partnerships in order to share expertise, risk and resources for certain highly complex projects. The joint venture’s contract with the project owner typically requires joint and several liability among the joint venture partners. Although our agreements with our joint venture partners provide that each party will assume and fund its share of any losses resulting from a project, if one of our partners is unable to pay its share, we would be fully liable for such share under our contract with the project owner. Circumstances that could lead to a loss under these guarantee arrangements include a partner’s inability to contribute additional funds to the venture in the event that the project incurred a loss or additional costs that we could incur should the partner fail to provide the services and resources toward project completion to which it committed in the joint venture agreement. See the 2025 Form 10-K under “Part I, Item 1A. Risk Factors.”
 At March 31, 2026, there was approximately $375 million of construction work to be completed on unconsolidated construction joint venture contracts, of which approximately $150 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of March 31, 2026, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.
NEW ACCOUNTING STANDARDS
See the applicable section of Note 2 - Basis of Presentation and Significant Accounting Policies for a discussion of new accounting standards.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s discussion of critical accounting estimates from those described in Item 7 of our 2025 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan facility (collectively, the “Credit Facility”) and our cash and cash equivalents balance. Our indebtedness as of March 31, 2026 included $288.8 million of variable rate debt under our Credit Facility. At March 31, 2026 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $3 million per year. As of March 31, 2026, we held cash and cash equivalents of $511.9 million. At March 31, 2026 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest income by approximately $5 million per year.
Other
Fair Value—The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. Based upon the current market rates for debt with similar credit risk and maturities, at March 31, 2026, the fair value of our debt outstanding approximated the carrying value, as interest is based on SOFR plus an applicable margin.
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2026. The Company acquired CEC in the third quarter of 2025 and, as permitted by SEC guidance for newly acquired businesses, the scope of management’s assessment of our disclosure controls and procedures as of March 31, 2026 did not include the disclosure controls and procedures, to the extent that they are subsumed by internal control over financial reporting, of CEC, whose financial statements reflect total assets and revenues constituting 28.8% and 18.9%, respectively, of the related Condensed Consolidated Financial Statements of the Company as of, and for the quarter ended, March 31, 2026. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2026 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have not been any material changes from the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of the 2025 Form 10-K. These risk factors should be carefully considered, as they could materially affect the Company’s business, financial condition, or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth certain information with respect to repurchases of our common stock in the open market during the quarter ended March 31, 2026 (in thousands, except per share data):

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
January 1 – January 31, 2026	40	$305.14	40	$362,071
February 1 – February 28, 2026	0	$0.00	0	$362,071
March 1 – March 31, 2026	0	$0.00	0	$362,071
Total	40	$305.14	40

(1) Effective November 12, 2025, the Board of Directors authorized a stock repurchase program, permitting the repurchase of up to $400 million of the Company’s common stock. Under the program, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. The program expires on November 12, 2027 and may be modified, extended or terminated by the Board of Directors at any time.

Items 3 and 4 are not applicable and have been omitted.
Item 5. Other Information
During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Actual sale transactions for pre-existing “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” have been disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules and regulations.

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

STERLING INFRASTRUCTURE, INC.

Date: May 5, 2026	By:	/s/ Nicholas Grindstaff
Nicholas Grindstaff
Chief Financial Officer and Duly Authorized Officer