Form 10-Q
period 2026-06-30
STERLING INFRASTRUCTURE, INC.
filed 2026-08-04
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of July 31, 2026 – 30,588,518

STERLING INFRASTRUCTURE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$1,168,179	$614,468	$1,993,854	$1,045,417
Cost of revenues	(878,222)	(471,328)	(1,509,601)	(807,437)
Gross profit	289,957	143,140	484,253	237,980
General and administrative expense	(53,130)	(33,987)	(100,980)	(68,618)
Intangible asset amortization	(7,492)	(4,536)	(14,585)	(9,039)
Acquisition related costs	(12,528)	(2,495)	(13,935)	(2,674)
Earn-out expense	(2,488)	(1,343)	(4,976)	(2,686)
Other operating income, net	4,942	3,785	7,298	5,677
Operating income	219,261	104,564	357,075	160,640
Interest income	3,803	6,901	7,441	13,728
Interest expense	(3,094)	(4,995)	(7,108)	(10,227)
Income before income taxes	219,970	106,470	357,408	164,141
Income tax expense	(51,324)	(27,362)	(84,997)	(42,442)
Net income, including noncontrolling interests	168,646	79,108	272,411	121,699
Less: Net income attributable to noncontrolling interests	(12,820)	(8,117)	(20,616)	(11,231)
Net income attributable to Sterling common stockholders	$155,826	$70,991	$251,795	$110,468

Net income per share attributable to Sterling common stockholders:
Basic	$5.08	$2.33	$8.21	$3.62
Diluted	$5.00	$2.31	$8.09	$3.59

Weighted average common shares outstanding:
Basic	30,689	30,408	30,670	30,477
Diluted	31,143	30,762	31,110	30,804

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents ($157,595 and $76,154 related to variable interest entities (“VIEs”))	$464,451	$390,721
Accounts receivable ($157,820 and $29,196 related to VIEs)	770,671	501,163
Contract assets ($157 and $5,057 related to VIEs)	156,295	101,154
Receivables from and equity in construction joint ventures	6,980	6,179
Other current assets	30,341	35,245
Total current assets	1,428,738	1,034,462
Property and equipment, net	322,888	278,269
Investment in unconsolidated subsidiaries	101,572	105,813
Operating lease right-of-use assets, net	51,922	58,167
Goodwill	616,232	585,221
Other intangibles, net	660,017	554,702
Other non-current assets, net	12,871	17,197
Total assets	$3,194,240	$2,633,831

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($75,071 and $22,104 related to VIEs)	$316,019	$226,810
Contract liabilities ($166,783 and $89,630 related to VIEs)	802,601	652,357
Current maturities of long-term debt	15,141	15,146
Current portion of long-term lease obligations	14,613	18,679
Accrued compensation ($879 and $0 related to VIEs)	71,975	62,657
Other current liabilities ($12 and $0 related to VIEs)	70,733	46,805
Total current liabilities	1,291,082	1,022,454
Long-term debt	268,734	275,903
Long-term lease obligations	38,327	40,186
Deferred tax liability, net	129,410	123,145
Other long-term liabilities	76,138	65,708
Total liabilities	1,803,691	1,527,396
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.01 per share; 58,000 shares authorized, 31,487 and 31,455 shares issued and 30,692 and 30,682 shares outstanding	315	315
Additional paid in capital	402,458	366,101
Treasury stock, at cost: 795 and 773 shares	(169,901)	(130,547)
Retained earnings	1,124,443	872,648
Total Sterling stockholders’ equity	1,357,315	1,108,517
Noncontrolling interests	33,234	(2,082)
Total stockholders’ equity	1,390,549	1,106,435
Total liabilities and stockholders’ equity	$3,194,240	$2,633,831

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$272,411	$121,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,011	34,613
Amortization of debt issuance costs and non-cash interest	342	472
Gain on disposal of property and equipment	(1,243)	(1,340)
Changes in the fair value of earn-outs	4,976	2,686
Distribution of earnings from unconsolidated subsidiaries	10,813	10,319
Equity in earnings from unconsolidated subsidiaries	(6,573)	(5,677)
Deferred taxes	6,265	5,414
Stock-based compensation	15,639	12,278
Changes in operating assets and liabilities (Note 15)	(22,620)	(10,153)
Net cash provided by operating activities	328,021	170,311
Cash flows from investing activities:
Acquisitions, net of cash acquired	(139,985)	(37,860)
Capital expenditures	(69,646)	(31,262)
Proceeds from sale of property and equipment	3,132	2,645
Net cash used in investing activities	(206,499)	(66,477)
Cash flows from financing activities:
Repayments of debt	(7,577)	(17,275)
Capital contributions from noncontrolling interest owners	14,700	—
Repurchase of common stock	(35,256)	(43,846)
Withholding taxes paid on net share settlement of equity awards	(11,892)	(6,126)
Payments of earn-outs	(7,767)	—
Debt issuance costs	—	(1,409)
Net cash used in financing activities	(47,792)	(68,656)
Net change in cash, cash equivalents, and restricted cash	73,730	35,178
Cash, cash equivalents and restricted cash at beginning of period	390,721	664,195
Cash, cash equivalents and restricted cash at end of period	464,451	699,373
Less: restricted cash	—	—
Cash and cash equivalents at end of period	$464,451	$699,373

Non-cash items:
Accrued capital expenditures	$2,109	$1,932
Share consideration for acquisitions	$27,406	$—
Insurance premiums financed through short-term financing agreement	$10,646	$—

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings	Total Sterling Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2025	30,682	$315	$366,101	773	$(130,547)	$872,648	$1,108,517	$(2,082)	$1,106,435
Net income	—	—	—	—	—	95,969	95,969	7,796	103,765
Stock-based compensation	—	—	8,023	—	—	—	8,023	—	8,023
Repurchase of common stock	(40)	—	—	40	(12,275)	—	(12,275)	—	(12,275)
Issuance of stock	63	—	(6,655)	(63)	6,655	—	—	—	—
Shares withheld for taxes	(24)	—	—	24	(10,679)	—	(10,679)	—	(10,679)
Balance at March 31, 2026	30,681	$315	$367,469	774	$(146,846)	$968,617	$1,189,555	$5,714	$1,195,269
Net income	—	—	—	—	—	155,826	155,826	12,820	168,646
Stock-based compensation	—	—	7,935	—	—	—	7,935	—	7,935
Capital contributions from noncontrolling interest owners	—	—	—	—	—	—	—	14,700	14,700
Repurchase of common stock	(29)	—	—	29	(22,981)	—	(22,981)	—	(22,981)
Issuance of stock	10	—	(352)	(10)	1,139	—	787	—	787
Shares withheld for taxes	(2)	—	—	2	(1,213)	—	(1,213)	—	(1,213)
Acquisitions	32	—	27,406	—	—	—	27,406	—	27,406
Balance at June 30, 2026	30,692	$315	$402,458	795	$(169,901)	$1,124,443	$1,357,315	$33,234	$1,390,549

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings	Total Sterling Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	30,669	$312	$288,395	501	$(63,121)	$582,495	$808,081	$18,397	$826,478
Net income	—	—	—	—	—	39,477	39,477	3,114	42,591
Stock-based compensation	—	—	6,976	—	—	—	6,976	—	6,976
Repurchase of common stock	(340)	—	—	340	(43,846)	—	(43,846)	—	(43,846)
Issuance of stock	129	—	(12,321)	(129)	12,817	—	496	—	496
Shares withheld for taxes	(47)	—	—	47	(5,768)	—	(5,768)	—	(5,768)
Balance at March 31, 2025	30,411	$312	$283,050	759	$(99,918)	$621,972	$805,416	$21,511	$826,927
Net income	—	—	—	—	—	70,991	70,991	8,117	79,108
Stock-based compensation	—	—	5,247	—	—	—	5,247	—	5,247
Issuance of stock	11	—	(701)	(11)	1,150	—	449	—	449
Shares withheld for taxes	(3)	—	—	3	(358)	—	(358)	—	(358)
Balance at June 30, 2025	30,419	$312	$287,596	751	$(99,126)	$692,963	$881,745	$29,628	$911,373
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
Estimates and Judgments—The preparation of the accompanying Condensed Consolidated Financial Statements in conformance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting estimates of the Company require a higher degree of judgment than others in their application. These include the recognition of revenue and earnings from construction contracts over time, the valuation of long-lived assets, goodwill and acquisition accounting estimates. Management continually evaluates all of its estimates and judgments based on available information and experience; however, actual results could differ from these estimates.
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
Accounts Receivable—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Receivables are written off based on the individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At June 30, 2026 and December 31, 2025, our allowance for our estimate of expected credit losses was zero.
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

Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. At June 30, 2026 and December 31, 2025, contract assets included $72.8 million and $40.7 million of retainage, respectively, and contract liabilities included $197.1 million and $147.6 million of retainage, respectively. Retainage on active contracts is classified as current regardless of the term of the contract and is generally collected within one year of the completion of a contract. We anticipate collecting approximately 60% of our June 30, 2026 retainage during the next twelve months, and the balance thereafter. Retainage is reported on the Condensed Consolidated Balance Sheets within “Contract assets” and “Contract liabilities” on a contract-by-contract basis at the end of each reporting period.
Contract assets increased by $55.1 million compared to December 31, 2025, primarily due to higher unbilled revenue and an increase in retainage. Contract liabilities increased by $150.2 million compared to December 31, 2025, due to the timing of billings and work progression, partly offset by an increase in retainage. Revenue recognized for the three and six months ended June 30, 2026 that was included in the contract liability balance on December 31, 2025 was $175.7 million and $488.4 million, respectively. Revenue recognized for the three and six months ended June 30, 2025 that was included in the contract liability balance on December 31, 2024 was $108.5 million and $281.0 million, respectively.
Cash, Cash Equivalents and Restricted Cash—Our cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less. The Company maintains its cash and cash equivalents at major financial institutions. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (“FDIC”) insurance coverage. The Company periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is minimal. There was no restricted cash included in the Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, respectively.
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
On June 1, 2026, Sterling acquired substantially all of the assets of Pocatello, Idaho-based Stone Ridge Contracting, LLC. (“Stone Ridge”) (the “Stone Ridge Acquisition”). The integration of Stone Ridge, a leading site development contractor, strengthens Sterling's E-Infrastructure geographic footprint across the Pacific Northwest and Texas, which have been key focus areas for strategic geographic expansion.
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
Both acquisitions are accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The results of Stone Ridge and CEC since the date of acquisition are included within our E-Infrastructure Solutions segment.
Purchase Consideration
The following table details the components of purchase consideration for the acquisitions.

(In thousands)	Stone Ridge	CEC
Cash consideration	$139,985	$442,937
Equity consideration	27,406	79,458
Earn-out consideration (1)	9,700	39,194
Estimated working capital adjustment	916	—
Total fair value of consideration transferred	$178,007	$561,589

(1) The Stone Ridge earn-out arrangement requires the Company to pay up to $15 million based upon Stone Ridge’s achievement of a certain EBITDA target. The CEC earn-out arrangement requires the Company to pay up to $80 million based upon CEC’s achievement of certain operating income targets.
Preliminary Purchase Price Allocation—The aggregate purchase prices noted above were allocated to the assets and liabilities acquired based upon their estimated fair values at the acquisition closing dates, which were based, in part, upon preliminary external appraisals and valuations of certain assets, including specifically identified intangible assets. The excess of the fair value of consideration over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. This goodwill represents the value of expected future earnings and cash flows, as well as the synergies created by the integration of the new businesses within our organization, including cross-selling opportunities to help strengthen our existing service offerings and expand our market position. The goodwill and intangibles related to the acquisitions are expected to be deductible for tax purposes.
The following table summarizes our preliminary purchase price allocations at the acquisition closing dates, net of cash acquired:

(In thousands)	Stone Ridge	CEC
Accounts receivable	$27,155	$73,549
Contract assets	5,214	40,632
Other current assets	819	20,117
Property and equipment, net	8,288	15,363
Other non-current assets, net	1,497	25,820
Accounts payable	(7,186)	(45,460)
Contract liabilities	(5,183)	(53,555)
Current portion of long-term lease obligations	(228)	(3,860)
Other current and non-current liabilities	(3,280)	(47,673)
Total net tangible assets	27,096	24,933
Identifiable intangible assets	119,500	227,800
Goodwill	31,411	308,856
Total fair value of net assets acquired	$178,007	$561,589
The purchase price allocations for the Stone Ridge and CEC Acquisitions are preliminary. Amounts provisionally assigned to working capital, identifiable intangible assets, and certain other assets and liabilities are subject to change as we complete our valuation procedures. We expect to finalize the allocations as soon as practicable within the measurement periods, which will not exceed one year from the acquisition dates. Measurement‑period adjustments, if any, will be recorded in the period they are identified and may affect the amounts recognized for assets acquired, liabilities assumed, goodwill, and the intangible amortization in our results of operations.
Identifiable Intangible Assets—Intangible assets identified as part of the Stone Ridge Acquisition are reflected in the table below and are recorded at their estimated fair value, as determined by the Company’s management, based on available information which includes a preliminary valuation from external experts. The estimated useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

(In thousands, except life data)	Weighted Average Life (Years)	June 1, 2026 Fair Value
Customer relationships (1)	25	$110,000
Trade names (2)	25	9,500
Total		$119,500
(1) The customer relationship intangible asset was valued using the multi‑period excess earnings method (MPEEM), an income‑based approach. This method estimates the present value of the future cash flows attributable to existing customers with consideration given to estimated customer attrition rates. Significant assumptions used in the valuation included projected revenues, operating margins, a customer attrition rate of 5%, and a discount rate reflecting the risk inherent in the projected cash flows of 22%.
(2) The trade name intangible asset was valued using the relief‑from‑royalty method. Significant assumptions used in the valuation included projected revenues, an estimated royalty rate of 1%, and a discount rate of 22%.

Intangible assets identified as part of the CEC Acquisition are reflected in the table below and are recorded at their estimated fair value, as determined by the Company’s management, based on available information which includes a preliminary valuation from external experts. The estimated useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

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
Supplemental Pro Forma Information (Unaudited)—The following unaudited pro forma combined financial information (“the pro forma financial information”) gives effect to the Stone Ridge and CEC Acquisitions and related events as if they occurred at the beginning of the earliest applicable comparative period and primarily includes adjustments to (1) include additional intangible asset amortization associated with the acquisitions, (2) include tax and interest impacts, and (3) include the pro forma results of Stone Ridge and CEC for the three and six months ended June 30, 2025. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the acquisitions.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pro forma revenue	$1,198,129	$759,764	$2,061,986	$1,312,188
Pro forma net income attributable to Sterling common stockholders	$164,802	$69,653	$265,223	$116,188
From the acquisition date of June 1, 2026 through June 30, 2026, the revenue and net income associated with the Stone Ridge Acquisition did not have a material impact on our results of operations.

4.	REVENUE FROM CUSTOMERS
Remaining Performance Obligations (“RPOs”)—RPOs represent the aggregate amount of our contract transaction price related to performance obligations that are unsatisfied or partially satisfied at the end of the period. RPOs include the entire expected revenue values for joint ventures we consolidate and our proportionate value for those we proportionately consolidate. RPOs may not be indicative of future operating results. Projects included in RPOs may be canceled or modified by customers; however, the customer would be obligated to compensate the Company for work performed through the date of termination and for any applicable contractual costs for cancellations or modifications. The following table presents the Company’s RPOs, by segment:

(In thousands)	June 30, 2026	December 31, 2025
E-Infrastructure Solutions RPOs	$3,210,035	$1,843,536
Transportation Solutions RPOs	968,675	1,124,429
Building Solutions RPOs - Commercial	54,908	42,977
Total RPOs	$4,233,618	$3,010,942
At June 30, 2026, the Company expects to recognize approximately 74% of its RPOs as revenue during the next 12 months, and substantially all of the remaining balance in the 12 to 24 months thereafter.

Revenue Disaggregation—The following tables present the Company’s revenue disaggregated by major end market and contract type:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Revenues by major end market	2026	2025	2026	2025
E-Infrastructure Solutions Revenues	$905,001	$310,406	$1,502,733	$528,669

Heavy Highway	112,681	133,109	202,953	220,307
Aviation	22,770	15,797	43,952	27,308
Other Services	21,241	47,891	42,650	69,843
Transportation Solutions Revenues	156,692	196,797	289,555	317,458

Residential	89,748	91,812	168,525	168,578
Commercial	16,738	15,453	33,041	30,712
Building Solutions Revenues	106,486	107,265	201,566	199,290
Total Revenues	$1,168,179	$614,468	$1,993,854	$1,045,417

Revenues by contract type
Lump-Sum	$741,426	$323,186	$1,275,360	$547,374
Fixed-Unit Price	257,339	200,034	457,116	326,596
Residential and Other	169,414	91,248	261,378	171,447
Total Revenues	$1,168,179	$614,468	$1,993,854	$1,045,417
Variable Consideration
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to the Company’s customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken. Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $2.9 million, at both June 30, 2026 and December 31, 2025, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes such profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements, may result in changes in revenue and are recognized in the period in which the changes are determined. Changes in contract estimates on performance obligations satisfied or partially satisfied in previous periods resulted in net revenue increases of $83.1 million and $138.9 million for the three and six months ended June 30, 2026, respectively, and net revenue increases of $42.0 million and $72.5 million for the three and six months ended June 30, 2025, respectively.

5.	50% OWNED SUBSIDIARY
The Company holds a 50% ownership interest in Road and Highway Builders, LLC (“RHB”), with Rich Buenting holding the remaining 50% ownership interest. The Company uses the equity method of accounting for its ownership interest, reporting its portion of RHB’s income as a single line item (“Other operating income (expense), net”) in the Condensed Consolidated Statements of Operations and reporting its interest in RHB as a single line item (“Investment in unconsolidated subsidiaries”) in the Condensed Consolidated Balance Sheets.
Financial amounts of RHB and the Company’s share of such amounts are shown below:

(In thousands)	June 30, 2026	December 31, 2025
Current assets - RHB’s Balance Sheets	$115,266	$118,101
Current liabilities - RHB’s Balance Sheets	$121,910	$123,940
Investment in unconsolidated RHB subsidiary - Sterling’s Balance Sheets (1)	$101,040	$105,813

(1) Includes a basis difference of $87.6 million and $91.9 million at June 30, 2026 and December 31, 2025, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
RHB’s Statements of Operations
Revenues	$63,272	$61,321	$107,324	$104,767
Income before tax	$13,037	$11,865	$20,666	$19,940
Sterling’s Statements of Operations
Revenues	$—	$—	$—	$—
Income before tax (1)	$4,372	$3,785	$6,040	$5,677

(1) For each of the three and six months ended June 30, 2026 and 2025, Sterling’s portion of income before tax includes approximately $1.9 million and $3.7 million, respectively, of intangible asset amortization and approximately $275 thousand and $550 thousand, respectively, of depreciation expense related to the basis difference recognized in the deconsolidation of RHB on December 31, 2024.

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

(In thousands)	June 30, 2026	December 31, 2025
Current assets - Joint Ventures’ Balance Sheets	$58,143	$33,326
Current liabilities - Joint Ventures’ Balance Sheets	$40,690	$17,877
Receivables from and equity in construction joint ventures - Sterling's Balance Sheets	$6,980	$6,179

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Joint Ventures’ Statements of Operations:
Revenues	$23,076	$15,258	$44,633	$34,884
Income before tax	$(622)	$2,641	$2,004	$2,804
Sterling’s noncontrolling interest:
Revenues	$9,230	$6,104	$17,853	$13,954
Income before tax	$(249)	$1,057	$801	$1,122
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

7.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

(In thousands)	June 30, 2026	December 31, 2025
Construction and transportation equipment	$528,946	$460,223
Buildings and improvements	32,444	30,224
Land	2,277	2,168
Office equipment	6,630	6,418
Total property and equipment	570,297	499,033
Less accumulated depreciation	(247,409)	(220,764)
Total property and equipment, net	$322,888	$278,269
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $17.5 million and $33.4 million for the three and six months ended June 30, 2026, respectively, and $13.1 million and $25.6 million for the three and six months ended June 30, 2025, respectively.

8.	OTHER INTANGIBLE ASSETS
The following table presents our acquired finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		June 30, 2026		December 31, 2025
(In thousands)	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	24	$629,883	$(94,155)	$519,483	$(82,344)
Trade names	24	142,577	(18,288)	133,077	(15,514)
Total	24	$772,460	$(112,443)	$652,560	$(97,858)
    The Company’s intangible amortization expense was $7.5 million and $14.6 million for the three and six months ended June 30, 2026, respectively, and $4.5 million and $9.0 million for the three and six months ended June 30, 2025, respectively.

9.	DEBT
The Company’s outstanding debt was as follows:

(In thousands)	June 30, 2026	December 31, 2025
Term Loan Facility	$285,000	$292,500
Revolving Credit Facility	—	—
Credit Facility	285,000	292,500
Other debt	305	382
Total debt	285,305	292,882
Less - Current maturities of long-term debt	(15,141)	(15,146)
Less - Unamortized debt issuance costs	(1,430)	(1,833)
Total long-term debt	$268,734	$275,903
Credit Facility—At June 30, 2026, the Company and the subsidiary guarantors had an Amended and Restated Credit Agreement (the “Credit Agreement”) that provided the Company with senior secured debt financing consisting of the following (collectively, the “Credit Facility”): (i) a senior secured first lien term loan facility (the “Term Loan Facility”) in the aggregate principal amount of $300 million and (ii) a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $150 million (with a $75 million limit for the issuance of letters of credit and a $15 million sublimit for swing line loans). The obligations under the Credit Facility were secured by substantially all assets of the Company and the subsidiary guarantors, subject to certain permitted liens and other customary exceptions.
As specified in the Credit Agreement, the loans under the Credit Facility bore interest at a base rate or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the Total Net Leverage Ratio, at the Company’s election. At June 30, 2026, the Company calculated interest using a SOFR rate of 3.74% and an applicable margin of 1.25% per annum, and had a weighted average interest rate of approximately 5.01% per annum during the six months ended June 30, 2026. For the three and six months ended June 30, 2026, the Company made payments under the Term Loan Facility of $3.8 million and $7.5 million, respectively.
In addition to interest on debt borrowings, we were assessed quarterly commitment fees on the unutilized portion of the Revolving Credit Facility as well as letter of credit fees on outstanding instruments. At June 30, 2026, we had no outstanding borrowings under the Revolving Credit Facility.
On July 2, 2026, the Company and certain of its subsidiaries, as guarantors, entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which, among other things, extends the maturity of its Credit Facility to July 2031, expands the size of the Credit Facility, and provides additional flexibility for ongoing and future operations.
The Amended Credit Agreement replaces the Credit Agreement and will initially provide for revolving borrowings of up to $1.5 billion (the “Revolving Loans”). Borrowings under the Revolving Loans may be repaid and reborrowed under the terms of the Amended Credit Agreement. The Amended Credit Agreement also provides the flexibility to establish an optional incremental facility (the “Incremental Facility” and, together with the Revolving Loans, the “Amended Credit Facility”). The Amended Credit Facility will be used for, among other things, refinancing and prepaying existing indebtedness, capital expenditures, permitted acquisitions, and other general corporate purposes.
Additional features of the Amended Credit Facility include: (i) an increase in the base amount of the Incremental Facility from $400 million to $500 million, (ii) a reduction in the interest rate by eliminating the 10-basis point SOFR adjustment and further reducing the overall pricing margins based on our Total Net Leverage Ratio and (iii) generally less restrictive covenants. Loans under the Credit Facilities bear interest at either a base rate or SOFR plus an applicable margin based on the Total Net Leverage Ratio.
The Amended Credit Agreement contains customary representations, affirmative and negative covenants and events of default. The obligations under the Amended Credit Facility remain secured by substantially all assets of the Company and the Subsidiary Guarantors, subject to certain liens and interests of other parties permitted by the Amended Credit Agreement.
In connection with the entry into the Amended Credit Agreement, the Company made a final payment of $285 million in respect of all principal and interest then outstanding on the Term Loan Facility on July 2, 2026 using proceeds from the Amended Credit Agreement. As of July 2, 2026, the Company had $90 million outstanding under the Revolving Loans under the Amended Credit Agreement.
Debt Issuance Costs—The costs associated with the Credit Facility are reflected on the Condensed Consolidated Balance Sheets as a direct reduction from the related debt liability and amortized over the term of the facility. Amortization of debt issuance costs was $199 thousand and $403 thousand for the three and six months ended June 30, 2026, respectively, and $268 thousand and $575 thousand for the three and six months ended June 30, 2025, respectively, and was recorded as interest expense.
Compliance and Other—As of June 30, 2026, we were in compliance with all of our restrictive and financial covenants under the Credit Agreement. The Company’s debt is recorded at its carrying amount in the Condensed Consolidated Balance Sheets. Based upon the current market rates for debt with similar credit risk and maturities, at June 30, 2026 and December 31, 2025, the fair value of our debt outstanding approximated the carrying value, as interest was based on SOFR plus an applicable margin.

10.	LEASE OBLIGATIONS
    The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of one month to ten years, some of which include options to extend the leases for up to ten years.
    The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Operating lease cost	$5,514	$5,780	$11,342	$11,529
Short-term lease cost	$17,836	$7,062	$30,981	$12,792

Finance lease cost:
Amortization of right-of-use assets	$34	$31	$67	$62
Interest on lease liabilities	6	8	12	16
Total finance lease cost	$40	$39	$79	$78
    Supplemental cash flow information related to leases is as follows:

(In thousands)	Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025
Operating cash flows from operating leases	$11,299	$11,506
Operating cash flows from finance leases	$12	$16
Financing cash flows from finance leases	$67	$62

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$2,452	$3,138
Finance leases	$—	$—

    Supplemental balance sheet information related to leases is as follows:

(In thousands)
Operating Leases	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$51,922	$58,167

Current portion of long-term lease obligations	$14,613	$18,679
Long-term lease obligations	38,327	40,186
Total operating lease liabilities	$52,940	$58,865
Finance Leases
Property and equipment, at cost	$1,428	$1,428
Accumulated depreciation	(1,124)	(1,067)
Property and equipment, net	$304	$361

Current maturities of long-term debt	$141	$136
Long-term debt	164	236
Total finance lease liabilities	$305	$372
Weighted Average Remaining Lease Term
Operating leases	4.9	5.0
Finance leases	2.0	2.6
Weighted Average Discount Rate
Operating leases	5.9%	5.9%
Finance leases	6.9%	6.9%
    Maturities of lease liabilities are as follows:

(In thousands)	Operating Leases	Finance Leases
Year Ending December 31,
2026 (excluding the six months ended June 30, 2026)	$10,472	$79
2027	12,968	157
2028	9,682	92
2029	8,336	—
2030	7,975	—
2031	7,494	—
Thereafter	4,838	—
Total lease payments	$61,765	$328
Less imputed interest	(8,825)	(23)
Total	$52,940	$305

11.	COMMITMENTS AND CONTINGENCIES
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
Litigation
The Company, including its construction joint ventures and its 50% owned subsidiary, is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions will have a material impact on the Condensed Consolidated Financial Statements of the Company. As of June 30, 2026, the Company is not aware of any pending legal proceedings that are expected to result in a material loss.
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
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Current federal tax expense	$35,497	$16,861	$59,829	$27,779
Current state tax expense	11,471	5,737	18,903	9,249
Deferred federal tax expense	4,032	4,260	6,014	4,696
Deferred state tax (benefit) expense	324	504	251	718
Income tax expense	$51,324	$27,362	$84,997	$42,442

Cash paid (received) for income taxes	$68,771	$33,605	$68,771	$33,566
The effective income tax rate for the three and six months ended June 30, 2026 was 23.3% and 23.8%, respectively. The rate varied from the statutory rate primarily as a result of non-deductible compensation, state income taxes, and other permanent differences. The Company incurred an approximately $1.3 million and $2.2 million tax benefit for the three and six months ended June 30, 2026, respectively, for increased tax deductions related to stock compensation.
The Company's U.S. federal and state income tax returns for 2023 and later are open and subject to examination. Additionally, the federal and state net operating loss (“NOL”) may be adjusted by the taxing authorities for the 2014 and later tax years.
Uncertain Tax Positions (“UTP”)—The Company has a UTP liability of $2.5 million and an additional liability related to the UTP for penalties of $504 thousand and interest of $570 thousand at June 30, 2026. We recognize interest and penalties related to the UTP as interest and administrative expense, respectively. The UTP, including penalties and interest, is fully offset by an indemnification receivable at June 30, 2026. The Company relieved $2.7 million of the recorded UTP in the six months ended June 30, 2026, with no material impact to the Condensed Consolidated Statement of Operations due to the associated indemnification receivable.

13.	STOCK INCENTIVE PLAN AND OTHER EQUITY ACTIVITY
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) and an employee stock purchase plan (the “ESPP”) that are administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”). Changes in common stock and additional paid in capital during the six months ended June 30, 2026 primarily relate to activity associated with the Stock Incentive Plan, the ESPP, shares withheld for taxes and repurchases of the Company’s common stock.
Share Grants—During the six months ended June 30, 2026, the Company granted the following awards under the Stock Incentive Plan:

(In thousands, except per share data)	Shares	Weighted Average Grant-Date Fair Value per Share
RSAs	1	$886.22
RSUs	60	$600.32
PSUs – EPS Based (at target)	17	$306.23
PSUs – Market Based	5	$428.56
Total shares granted	83
Share Issuances—During the six months ended June 30, 2026, the Company issued the following shares under the Stock Incentive Plan and the ESPP:

(In thousands)	Shares
RSAs (issued upon grant)	1
RSUs (issued upon vesting)	13
PSUs – EPS Based (issued upon vesting)	56
ESPP (issued upon sale)	3
Total shares issued	73
Stock-Based Compensation—The Company recognized $7.9 million and $15.2 million of stock-based compensation expense during the three and six months ended June 30, 2026, respectively. The Company recognized $5.2 million and $11.6 million of stock-based compensation expense during the three and six months ended June 30, 2025, respectively. ESPP expense, which is included in the total stock-based compensation expense, was $150 thousand and $289 thousand for the three and six months ended June 30, 2026, respectively, and $80 thousand and $167 thousand for the three and six months ended June 30, 2025, respectively. Additionally, the Company has liability-based PSUs for which the number of shares awarded is not determined until the vesting date. During the three months ended June 30, 2026 and 2025, the Company recognized $207 thousand and $348 thousand, respectively, as a liability and compensation expense. During the six months ended June 30, 2026 and 2025, the Company recognized $413 thousand and $687 thousand, respectively, as a liability and compensation expense, and upon vesting, reclassified the grant date fair value of $732 thousand and $632 thousand, respectively, from a liability to additional paid in capital. Stock-based compensation expense is primarily recognized within general and administrative expense. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures.
Shares Withheld for Taxes—The Company withheld 2 thousand and 26 thousand shares for taxes on the vesting of employee stock-based compensation for $1.2 million and $11.9 million during the three and six months ended June 30, 2026.

Treasury Stock—Effective November 12, 2025, the Board of Directors authorized a stock repurchase program, permitting the repurchase of up to $400 million of the Company’s outstanding common stock. The stock repurchase program expires on November 12, 2027 and may be modified, extended or terminated by the Board of Directors at any time. Under the program, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. The Company accounts for the repurchase of treasury shares under the cost method and during the three and six months ended June 30, 2026, the Company repurchased 29 thousand and 69 thousand shares, respectively, of its common stock for $23.0 million and $35.3 million, respectively.

14.	EARNINGS PER SHARE
The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2026 and 2025:

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2026	2025	2026	2025
Net income attributable to Sterling common stockholders	$155,826	$70,991	$251,795	$110,468

Denominator:
Weighted average common shares outstanding — basic	30,689	30,408	30,670	30,477
Shares for dilutive unvested stock	454	354	440	327
Weighted average common shares outstanding — diluted	31,143	30,762	31,110	30,804

Net income per share attributable to Sterling common stockholders:
Basic	$5.08	$2.33	$8.21	$3.62
Diluted	$5.00	$2.31	$8.09	$3.59
There were 20 thousand and 11 thousand weighted average unvested shares that were excluded from the calculation of diluted EPS under the treasury stock method, as they were anti-dilutive, for the three and six months ended June 30, 2026, respectively. There were 10 thousand and 20 thousand weighted average unvested shares that were excluded from the calculation of diluted EPS under the treasury stock method, as they were anti-dilutive, for the three and six months ended June 30, 2025, respectively.

15.	SUPPLEMENTAL CASH FLOW INFORMATION
    The following table summarizes the changes in the components of operating assets and liabilities:

	Six Months Ended June 30,
(In thousands)	2026	2025
Accounts receivable	$(242,353)	$(94,143)
Contracts in progress, net	95,135	47,138
Receivables from and equity in construction joint ventures	(801)	(2,157)
Receivable from affiliate	—	23,232
Other current and non-current assets	(2,721)	(5,398)
Accounts payable	79,914	24,524
Accrued compensation and other liabilities	48,206	(3,349)
Changes in operating assets and liabilities	$(22,620)	$(10,153)

16.	RELATED PARTY TRANSACTIONS
The Company has a limited number of related party transactions. The most significant transactions relate to property leases with the management of certain subsidiaries who own or have an ownership interest in real estate and other companies. The leases are for office space, equipment yards or maintenance shops and have an annual cost of approximately $5 million. The leases expire at various points over the next one to seven years. During the six months ended June 30, 2026, the Company has performed work for and received services from entities owned or partially owned by the management of certain subsidiaries. For the work performed, the Company earned approximately $675 thousand and $1.9 million in revenue, and for the services received, incurred approximately $228 thousand and $270 thousand of expense for the three and six months ended June 30, 2026, respectively.
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
The following tables present segment revenues, significant segment expenses, and measures of segment profit or loss for the three and six months ended June 30, 2026 and 2025:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2026	2025	2026	2025
E-Infrastructure Solutions	$905,001	$310,406	$1,502,733	$528,669
Transportation Solutions	156,692	196,797	289,555	317,458
Building Solutions	106,486	107,265	201,566	199,290
Total Revenues	$1,168,179	$614,468	$1,993,854	$1,045,417

Cost of Revenues
E-Infrastructure Solutions	$(658,943)	$(211,181)	$(1,094,015)	$(367,702)
Transportation Solutions	(125,810)	(167,334)	(238,320)	(271,999)
Building Solutions	(93,469)	(92,813)	(177,266)	(167,736)
Total Cost of Revenues	$(878,222)	$(471,328)	$(1,509,601)	$(807,437)

Gross Profit
E-Infrastructure Solutions	$246,058	$99,225	$408,718	$160,967
Transportation Solutions	30,882	29,463	51,235	45,459
Building Solutions	13,017	14,452	24,300	31,554
Total Gross Profit	$289,957	$143,140	$484,253	$237,980

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
General and Administrative Expense	2026	2025	2026	2025
E-Infrastructure Solutions	$(30,011)	$(12,491)	$(54,226)	$(24,624)
Transportation Solutions	(7,078)	(7,273)	(14,345)	(13,908)
Building Solutions	(2,803)	(3,028)	(6,147)	(6,242)
Segment General and Administrative Expense	(39,892)	(22,792)	(74,718)	(44,774)
Corporate	(13,238)	(11,195)	(26,262)	(23,844)
Total General and Administrative Expense	$(53,130)	$(33,987)	$(100,980)	$(68,618)

Intangible Amortization
E-Infrastructure Solutions	$(5,768)	$(2,967)	$(11,137)	$(5,934)
Transportation Solutions	—	—	—	—
Building Solutions	(1,724)	(1,569)	(3,448)	(3,105)
Total Intangible Amortization	$(7,492)	$(4,536)	$(14,585)	$(9,039)

Other Operating Income, Net
E-Infrastructure Solutions	$570	$—	$1,258	$—
Transportation Solutions	4,372	3,785	6,040	5,677
Building Solutions	—	—	—	—
Total Other Operating Income, Net	$4,942	$3,785	$7,298	$5,677

Operating Income
E-Infrastructure Solutions	$210,849	$83,767	$344,613	$130,409
Transportation Solutions	28,176	25,975	42,930	37,228
Building Solutions	8,490	9,855	14,705	22,207
Segment Operating Income	247,515	119,597	402,248	189,844
Corporate G&A Expense	(13,238)	(11,195)	(26,262)	(23,844)
Acquisition Related Costs	(12,528)	(2,495)	(13,935)	(2,674)
Earn-out Expense	(2,488)	(1,343)	(4,976)	(2,686)
Total Operating Income	$219,261	$104,564	$357,075	$160,640
The following table presents depreciation by reportable segment:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation	2026	2025	2026	2025
E-Infrastructure Solutions	$(12,860)	$(10,011)	$(24,708)	$(19,771)
Transportation Solutions	(3,866)	(2,361)	(7,253)	(4,426)
Building Solutions	(367)	(389)	(731)	(735)
Corporate	(392)	(325)	(734)	(642)
Total Depreciation	$(17,485)	$(13,086)	$(33,426)	$(25,574)
The following table presents assets by reportable segment:

(In thousands)	June 30,	December 31,
Assets	2026	2025
E-Infrastructure Solutions	$2,453,058	$1,870,246
Transportation Solutions	177,564	181,867
Building Solutions	238,368	240,174
Corporate	325,250	341,544
Total Assets	$3,194,240	$2,633,831

18.	SUBSEQUENT EVENTS
Subsequent to the Company’s second fiscal quarter, on July 2, 2026, the Company entered into a Second Amended and Restated Credit Agreement. See Note 9 - Debt for further discussion.

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
SIGNIFICANT TRANSACTIONS
Stone Ridge Acquisition—On June 1, 2026, Sterling acquired substantially all of the assets of Pocatello, Idaho-based Stone Ridge Contracting, LLC. (“Stone Ridge”), a leading site development contractor. The purchase price was $178.0 million, consisting primarily of $140.0 million in cash and $27.4 million in common stock. Additionally, Stone Ridge has an earn-out opportunity of up to $15 million, contingent upon achievement of a certain EBITDA target. Stone Ridge is included in the Company’s E-Infrastructure Solutions segment.
CEC Acquisition—On September 1, 2025, the Company acquired substantially all of the assets of Irving, Texas-based CEC Facilities Group, LLC (“CEC”), a leading specialty electrical and mechanical contractor. The purchase price was $561.6 million, consisting primarily of $442.9 million in cash and $79.5 million in common stock. Additionally, CEC has an earn-out opportunity of up to an aggregate of $80 million, contingent upon achieving certain operating income targets. CEC is included in the Company’s E-Infrastructure Solutions segment.
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
E-Infrastructure Solutions—Our E-Infrastructure Solutions business is driven by our customers’ investments in the development of data centers, semiconductor fabrication, advanced manufacturing facilities, e-commerce distribution centers and warehouses. We foresee significant growth opportunities tied to the implementation of multi-year capital deployment plans by data center customers, including hyperscalers, colocation providers and others. These investments are driven by the need to support the increasing use of cloud computing applications, increasing adoption and complexity of artificial intelligence applications and digital transformation across industries. Additionally, we continue to see significant opportunity related to the construction of manufacturing capacity in the U.S., including semiconductor fabrication. Following a decline that began in 2023, the e-commerce distribution sector began to strengthen in 2025 and we expect this momentum to continue in 2026.
Transportation Solutions—Our Transportation Solutions business is primarily driven by federal, state and municipal funding. Federal funds, on average, provide 50% of annual State Department of Transportation capital outlays for highway and bridge projects. We benefit from a number of federal, state and local infrastructure investment programs. At the Federal level, the Infrastructure Investments and Jobs Act (“IIJA”), which establishes funding for the fiscal 2022 through 2026 time period, drove significant increases in transportation funding relative to the previous five-year law. The IIJA includes approximately $643 billion in funding for transportation programs ($432 billion for highways, $109 billion for transportation and $102 billion for rail), of which $284 billion is an increase over historic investment levels that will fund new transportation infrastructure. The IIJA also includes $25 billion of funding for airport modernization. As a result of the IIJA, we saw an increase in bid activity and project awards which started in the third quarter of 2022 and continued through 2025. In 2026, we expect that the combination of strong state-level funding in our core geographies and elevated federal funding will allow the transportation market to remain elevated relative to historical levels.
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
BACKLOG
A performance obligation is a promise in a contract with a customer to transfer a distinct good or service. Our remaining performance obligations (“RPOs”) represent the amount of revenues we expect to recognize in the future from our contract commitments on projects. For purposes of calculating RPOs, we include all estimated revenues attributable to consolidated joint ventures and variable interest entities.
We disclose backlog (“Backlog”), a measure commonly used in our industry but not recognized under GAAP. Our methodology for determining Backlog may not be comparable to the methodologies used by other companies. Our Backlog, which previously consisted solely of RPOs, has expanded to include estimated orders from master service agreements (“MSAs”) due to the acquisition of Stone Ridge in the second quarter of 2026. We determine the estimated Backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications.
Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and most of our contracts can be terminated on short notice even if we are not in default. As a result, estimates for Backlog are subject to change based on, among other things, project accelerations; project cancellations or delays, including but not limited to those caused by commercial issues, regulatory requirements, natural disasters, emergencies and adverse weather conditions; and final acceptance of change orders by customers. These factors can cause revenues to be realized in periods and at levels that are different than originally projected. The contracts in Backlog are typically completed in 6 to 36 months.
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
At June 30, 2026, our RPOs were $4.23 billion and our MSAs were $100.0 million, resulting in a total Backlog of $4.33 billion. This compares to December 31, 2025, when RPOs were $3.01 billion and MSAs were zero, resulting in a total Backlog of $3.01 billion. For the six months ended June 30, 2026, the Backlog book-to-burn ratio was 1.7X. Unsigned Awards were $1.28 billion at June 30, 2026 and $300.7 million at December 31, 2025, resulting in Combined Backlog of $5.62 billion and $3.31 billion at June 30, 2026 and December 31, 2025, respectively, with a book-to-burn ratio of 2.3X for the six months ended June 30, 2026.
RESULTS OF OPERATIONS
Consolidated Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenues	$1,168,179	$614,468	$1,993,854	$1,045,417
Gross profit	289,957	143,140	484,253	237,980
General and administrative expense	(53,130)	(33,987)	(100,980)	(68,618)
Intangible asset amortization	(7,492)	(4,536)	(14,585)	(9,039)
Acquisition related costs	(12,528)	(2,495)	(13,935)	(2,674)
Earn-out expense	(2,488)	(1,343)	(4,976)	(2,686)
Other operating income, net	4,942	3,785	7,298	5,677
Operating income	219,261	104,564	357,075	160,640
Interest income, net	709	1,906	333	3,501
Income before income taxes and noncontrolling interests	219,970	106,470	357,408	164,141
Income tax expense	(51,324)	(27,362)	(84,997)	(42,442)
Less: Net income attributable to noncontrolling interests	(12,820)	(8,117)	(20,616)	(11,231)
Net income attributable to Sterling common stockholders	$155,826	$70,991	$251,795	$110,468

Gross margin	24.8%	23.3%	24.3%	22.8%

Revenues—Revenues were $1.17 billion for the second quarter of 2026, an increase of $553.7 million, or 90%, compared to the second quarter of 2025. The increase was driven by a $594.6 million increase in E-Infrastructure Solutions, partly offset by a $40.1 million decrease in Transportation Solutions and a $779 thousand decrease in Building Solutions.
Revenues were $1.99 billion for the six months ended June 30, 2026, an increase of $948.4 million, or 91%, compared to the six months ended June 30, 2025. The increase was driven by a $974.1 million increase in E-Infrastructure Solutions and a $2.3 million increase in Building Solutions, partly offset by a $27.9 million decrease in Transportation Solutions.
Gross profit and margin—Gross profit was $290.0 million for the second quarter of 2026, an increase of $146.8 million, or 103%, compared to the second quarter of 2025. The Company’s gross margin as a percentage of revenue increased to 24.8% in the second quarter of 2026, as compared to 23.3% in the second quarter of 2025.
Gross profit was $484.3 million for the six months ended June 30, 2026, an increase of $246.3 million, or 103%, compared to the six months ended June 30, 2025. The Company’s gross margin as a percentage of revenue increased to 24.3% for the six months ended June 30, 2026, as compared to 22.8% for the six months ended June 30, 2025. The increases were driven by the aforementioned higher revenue volume and an improved project margin mix in our Transportation Solutions segment.
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
General and administrative expense—General and administrative expenses were $53.1 million, or 4.5% of revenue, for the second quarter of 2026, compared to $34.0 million, or 5.5% of revenue, for the second quarter of 2025. General and administrative expenses were $101.0 million, or 5.1% of revenue, for the six months ended June 30, 2026, compared to $68.6 million, or 6.6% of revenue, for the six months ended June 30, 2025. The increases in expense reflects higher performance based compensation, increased headcount to support growth, and inflation in 2026.
Interest, net—Combined interest expense and income was net interest income of $709 thousand for the second quarter of 2026, compared to net interest income of $1.9 million for the second quarter of 2025, and net interest income of $333 thousand for the six months ended June 30, 2026, compared to net interest income of $3.5 million for the six months ended June 30, 2025. The lower interest income in the 2026 periods was due to decreased interest rates on our lower average cash balance compared to the three and six months ended June 30, 2025.
Income taxes—The effective income tax rate was 23.3% for the second quarter of 2026 and 23.8% for the six months ended June 30, 2026. The rates varied from the statutory rate primarily as a result of non-deductible compensation, state income taxes and other permanent differences. See Note 12 - Income Taxes for more information.
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

(In thousands)	Three Months Ended June 30,				Six Months Ended June 30,
Revenues	2026	% of Revenue	2025	% of Revenue	2026	% of Revenue	2025	% of Revenue
E-Infrastructure Solutions	$905,001	78%	$310,406	51%	$1,502,733	75%	$528,669	51%
Transportation Solutions	156,692	13%	196,797	32%	289,555	15%	317,458	30%
Building Solutions	106,486	9%	107,265	17%	201,566	10%	199,290	19%
Total Revenues	$1,168,179		$614,468		$1,993,854		$1,045,417

Operating Income
E-Infrastructure Solutions	$210,849	23.3%	$83,767	27.0%	$344,613	22.9%	$130,409	24.7%
Transportation Solutions	28,176	18.0%	25,975	13.2%	42,930	14.8%	37,228	11.7%
Building Solutions	8,490	8.0%	9,855	9.2%	14,705	7.3%	22,207	11.1%
Segment Operating Income	247,515	21.2%	119,597	19.5%	402,248	20.2%	189,844	18.2%
Corporate G&A Expense	(13,238)		(11,195)		(26,262)		(23,844)
Acquisition Related Costs	(12,528)		(2,495)		(13,935)		(2,674)
Earn-out Expense	(2,488)		(1,343)		(4,976)		(2,686)
Total Operating Income	$219,261	18.8%	$104,564	17.0%	$357,075	17.9%	$160,640	15.4%
E-Infrastructure Solutions
Revenues—Revenues were $905.0 million for the second quarter of 2026, an increase of $594.6 million, or 192%, compared to the second quarter of 2025. Revenues were $1.50 billion for the six months ended June 30, 2026, an increase of $974.1 million, or 184%, compared to the six months ended June 30, 2025. The increases were primarily driven by higher volume from large mission-critical projects and the inclusion of $239.9 million and $396.0 million for the three and six months ended June 30, 2026, respectively, of revenue from the electrical and mechanical business acquired late in the third quarter of 2025.
Operating Income—Operating income was $210.8 million, or 23.3% of revenue, for the second quarter of 2026, an increase of $127.1 million, compared to $83.8 million, or 27.0% of revenue, for the second quarter of 2025. Operating income was $344.6 million, or 22.9% of revenue, for the six months ended June 30, 2026, an increase of $214.2 million, compared to $130.4 million, or 24.7% of revenue, for the six months ended June 30, 2025. The increases in operating income were primarily driven by higher volume from large mission-critical projects, and partly attributable to $25.2 million (inclusive of $2.3 million of intangible amortization) and $37.5 million (inclusive of $4.6 million of intangible amortization) of contributions for the three and six months ended June 30, 2026, respectively, from the electrical and mechanical business acquired late in the third quarter of 2025.
Transportation Solutions
Revenues—Revenues were $156.7 million for the second quarter of 2026, a decrease of $40.1 million, or 20%, compared to the second quarter of 2025. Revenues were $289.6 million for the six months ended June 30, 2026, a decrease of $27.9 million, or 9%, compared to the six months ended June 30, 2025. The decreases were driven by lower heavy highway and other revenue.
Operating Income—Operating income was $28.2 million, or 18.0% of revenue, for the second quarter of 2026, an increase of $2.2 million, compared to $26.0 million, or 13.2% of revenue, for the second quarter of 2025. Operating income was $42.9 million, or 14.8% of revenue, for the six months ended June 30, 2026, an increase of $5.7 million, compared to $37.2 million, or 11.7% of revenue, for the six months ended June 30, 2025. The increases in operating income and margin were driven by an improved project margin mix.
Building Solutions
Revenues—Revenues were $106.5 million for the second quarter of 2026, a decrease of $780 thousand, or 0.7%, compared to the second quarter of 2025. Revenues were $201.6 million for the six months ended June 30, 2026, an increase of $2.3 million, or 1.1%, compared to the six months ended June 30, 2025. Current year revenues remained relatively flat compared to prior year periods as our businesses specializing in residential concrete slabs and plumbing are still being affected by a market downturn, as affordability issues continue to impact potential homebuyers.
Operating Income—Operating income was $8.5 million, or 8.0% of revenue, for the second quarter of 2026, a decrease of $1.4 million, compared to $9.9 million, or 9.2% of revenue, for the second quarter of 2025. Operating income was $14.7 million, or 7.3% of revenue, for the six months ended June 30, 2026, a decrease of $7.5 million, compared to $22.2 million, or 11.1% of revenue, for the six months ended June 30, 2025. The decreases in operating income and margin were driven by a continued downturn in residential markets compared to the three and six months ended June 30, 2025.
LIQUIDITY AND SOURCES OF CAPITAL
Cash and Cash Equivalents—Total cash and cash equivalents at June 30, 2026 and December 31, 2025 includes the following components:

(In thousands)	June 30, 2026	December 31, 2025
Generally Available	$306,856	$314,567
Construction Joint Ventures	157,595	76,154
Cash and cash equivalents	$464,451	$390,721
The following table presents consolidated information about our cash flows:

(In thousands)	Six Months Ended June 30,
Net cash provided by (used in):	2026	2025
Operating activities	$328,021	$170,311
Investing activities	(206,499)	(66,477)
Financing activities	(47,792)	(68,656)
Net change in cash and cash equivalents	$73,730	$35,178
Operating Activities—During the six months ended June 30, 2026, net cash provided by operating activities was $328.0 million, compared to net cash provided by operating activities of $170.3 million for the six months ended June 30, 2025. Cash flows provided by operating activities were primarily driven by higher operating income, the collection of receivables from affiliate, distributions of earnings from our unconsolidated subsidiary, and changes in our accounts receivable, net contracts in progress and accounts payable balances (collectively, “Contract Capital”), as discussed below.
Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in components of Contract Capital during the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
(In thousands)	2026	2025
Contracts in progress, net	$95,135	$47,138
Accounts receivable	(242,353)	(94,143)
Receivables from and equity in construction joint ventures	(801)	(2,157)
Accounts payable	79,914	24,524
Change in Contract Capital, net	$(68,105)	$(24,638)
During the six months ended June 30, 2026, the change in Contract Capital was $68.1 million. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.
Investing Activities—During the six months ended June 30, 2026, net cash used in investing activities was $206.5 million, compared to net cash used of $66.5 million in the six months ended June 30, 2025. The net cash used during the current period was driven by $140.0 million for acquisitions and $69.6 million for purchases of capital equipment, partly offset by $3.1 million of cash proceeds from the sale of property and equipment. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment.
Financing Activities—During the six months ended June 30, 2026, net cash used in financing activities was $47.8 million, compared to net cash used of $68.7 million for the six months ended June 30, 2025. The financing cash outflow during the period was primarily driven by $35.3 million for the repurchase of common stock, $11.9 million for withholding taxes paid on the net share settlement of vested equity awards, $7.8 million of earn-out payments, and $7.5 million of repayments on the Term Loan Facility, partly offset by $14.7 million of capital contributions from noncontrolling interest owners.
Capital Strategy—The Company will continue to explore additional revenue growth and capital alternatives to strengthen its financial position in order to take advantage of trends in the markets in which we operate. The Company also expects to continue to pursue strategic uses of its cash, such as investing in projects or businesses that meet its gross margin and overall profitability targets, managing its debt balances and repurchasing shares of its common stock.
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
 At June 30, 2026, there was approximately $376 million of construction work to be completed on unconsolidated construction joint venture contracts, of which approximately $151 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of June 30, 2026, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.
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
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan facility (collectively, the “Credit Facility”) and our cash and cash equivalents balance. Our indebtedness as of June 30, 2026 included $285 million of variable rate debt under our Credit Facility. At June 30, 2026 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $2.9 million per year. As of June 30, 2026, we held cash and cash equivalents of $464.5 million. At June 30, 2026 a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest income by approximately $4.6 million per year.
As noted in Note 9 - Debt, the Company made a final payment of $285 million in respect of all principal and interest then outstanding on the term loan facility on July 2, 2026.
Other
Fair Value—The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. Based upon the current market rates for debt with similar credit risk and maturities, at June 30, 2026, the fair value of our debt outstanding approximated the carrying value, as interest was based on SOFR plus an applicable margin.
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2026. The Company acquired CEC in the third quarter of 2025 and Stone Ridge in the second quarter of 2026 and, as permitted by SEC guidance for newly acquired businesses, the scope of management’s assessment of our disclosure controls and procedures as of June 30, 2026 did not include the disclosure controls and procedures, to the extent that they are subsumed by internal control over financial reporting, of CEC and Stone Ridge, whose combined financial statements reflect total assets and revenues constituting 32.5% and 20.4%, respectively, of the related Condensed Consolidated Financial Statements of the Company as of, and for the quarter ended, June 30, 2026. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2026 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth certain information with respect to repurchases of our common stock in the open market during the quarter ended June 30, 2026 (in thousands, except per share data):

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
April 1 – April 30, 2026	0	$0.00	0	$362,071
May 1 – May 31, 2026	0	$0.00	0	$362,071
June 1 – June 30, 2026	29	$799.55	29	$339,090
Total	29	$799.55	29

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
Item 5. Other Information
On May 14, 2026, Dwayne A. Wilson, a director of the Company, entered into a “Rule 10b5-1 trading arrangement”, as defined in Item 408(a) of Regulation S-K, for the sale of 2,085 shares of common stock. The trading arrangement was scheduled to begin on August 13, 2026 and terminate upon the sale of all shares or August 20, 2027, whichever occurred first. On May 21, 2026, Mr. Wilson terminated the trading arrangement in order to enter into a replacement arrangement on revised terms. No trades were executed under the terminated trading arrangement. On June 15, 2026, Mr. Wilson entered into a “Rule 10b5-1 trading arrangement” for the sale of 2,087 shares of common stock. The trading arrangement begins on September 15, 2026 and terminates upon the sale of all shares or September 15, 2027, whichever occurs first.
During the quarter ended June 30, 2026, no other director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Actual sale transactions for pre-existing “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” have been disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules and regulations.

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

10.1 (1)
Second Amended and Restated Credit Agreement, dated July 2, 2026, by and among Sterling Infrastructure, Inc., the subsidiaries of the Company party thereto as Guarantors, the Lenders party thereto and BMO Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to Sterling Infrastructure, Inc.’s Current Report on Form 8-K, filed on July 8, 2026 (SEC file No. 1-31993))

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

STERLING INFRASTRUCTURE, INC.

Date: August 4, 2026	By:	/s/ Nicholas Grindstaff
Nicholas Grindstaff
Chief Financial Officer and Duly Authorized Officer