Form 10-Q
period 2026-09-30
STERLING INFRASTRUCTURE, INC.
filed 2026-10-29
CIK 874238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of October 27, 2026 – 30,502,537

STERLING INFRASTRUCTURE, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$1,563,927	$689,019	$3,557,781	$1,734,436
Cost of revenues	(1,186,648)	(518,803)	(2,696,249)	(1,326,240)
Gross profit	377,279	170,216	861,532	408,196
General and administrative expenses	(61,363)	(37,585)	(162,343)	(106,203)
Intangible asset amortization	(8,382)	(6,035)	(22,967)	(15,074)
Acquisition related costs	(2,136)	(5,349)	(16,071)	(8,023)
Earn-out expense	(2,487)	(1,343)	(7,463)	(4,029)
Other operating income, net	3,931	5,405	11,229	11,082
Operating income	306,842	125,309	663,917	285,949
Interest income	2,035	5,677	9,476	19,405
Interest expense	(1,874)	(4,140)	(8,982)	(14,367)
Loss on extinguishment of debt	(1,265)	—	(1,265)	—
Income before income taxes	305,738	126,846	663,146	290,987
Income tax expense	(76,059)	(30,517)	(161,056)	(72,959)
Net income, including noncontrolling interests	229,679	96,329	502,090	218,028
Less: Net income attributable to noncontrolling interests	(14,746)	(4,241)	(35,362)	(15,472)
Net income attributable to Sterling common stockholders	$214,933	$92,088	$466,728	$202,556

Net income per share attributable to Sterling common stockholders:
Basic	$7.02	$3.02	$15.23	$6.64
Diluted	$6.92	$2.97	$15.01	$6.56

Weighted average common shares outstanding:
Basic	30,609	30,519	30,650	30,491
Diluted	31,071	30,960	31,102	30,875

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents ($200,130 and $76,154 related to variable interest entities (“VIEs”))	$216,937	$390,721
Accounts receivable ($269,800 and $29,196 related to VIEs)	1,226,060	501,163
Contract assets ($656 and $5,057 related to VIEs)	168,095	101,154
Receivables from and equity in construction joint ventures	9,422	6,179
Other current assets	30,173	35,245
Total current assets	1,650,687	1,034,462
Property and equipment, net	357,743	278,269
Investment in unconsolidated subsidiaries	99,017	105,813
Operating lease right-of-use assets, net	68,446	58,167
Goodwill	628,053	585,221
Other intangibles, net	659,335	554,702
Other non-current assets, net	18,699	17,197
Total assets	$3,481,980	$2,633,831

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable ($118,509 and $22,104 related to VIEs)	$387,993	$226,810
Contract liabilities ($248,619 and $89,630 related to VIEs)	917,425	652,357
Current maturities of long-term debt	143	15,146
Current portion of long-term lease obligations	14,743	18,679
Accrued compensation ($1,336 and $0 related to VIEs)	108,046	62,657
Other current liabilities ($12 and $0 related to VIEs)	163,879	46,805
Total current liabilities	1,592,229	1,022,454
Long-term debt	95,127	275,903
Long-term lease obligations	55,793	40,186
Deferred tax liability, net	134,911	123,145
Other long-term liabilities	48,976	65,708
Total liabilities	1,927,036	1,527,396
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.01 per share; 58,000 shares authorized, 31,487 and 31,455 shares issued and 30,600 and 30,682 shares outstanding	315	315
Additional paid in capital	410,738	366,101
Treasury stock, at cost: 887 and 773 shares	(242,485)	(130,547)
Retained earnings	1,339,376	872,648
Total Sterling stockholders’ equity	1,507,944	1,108,517
Noncontrolling interests	47,000	(2,082)
Total stockholders’ equity	1,554,944	1,106,435
Total liabilities and stockholders’ equity	$3,481,980	$2,633,831

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$502,090	$218,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,830	54,526
Amortization of debt issuance costs and non-cash interest	618	633
Gain on disposal of property and equipment	(1,795)	(2,500)
Changes in the fair value of earn-outs	7,463	4,029
Loss on extinguishment of debt	1,265	—
Distribution of earnings from unconsolidated subsidiaries	17,332	16,252
Equity in earnings from unconsolidated subsidiaries	(10,536)	(11,082)
Deferred taxes	11,766	9,256
Stock-based compensation	26,796	18,241
Changes in operating assets and liabilities (Note 15)	(203,734)	(53,446)
Net cash provided by operating activities	427,095	253,937
Cash flows from investing activities:
Acquisitions, net of cash acquired	(164,995)	(484,156)
Capital expenditures	(115,458)	(50,923)
Proceeds from sale of property and equipment	4,202	4,014
Net cash used in investing activities	(276,251)	(531,065)
Cash flows from financing activities:
Borrowings under the revolving credit facility	160,000	—
Repayments of the revolving credit facility	(65,000)	—
Repayments of term loan and other financing agreements	(296,444)	(21,067)
Distributions to noncontrolling interest owners	(980)	—
Capital contributions from noncontrolling interest owners	14,700	—
Repurchase of common stock	(107,262)	(48,546)
Withholding taxes paid on net share settlement of equity awards	(15,991)	(9,650)
Payments of earn-outs	(7,767)	—
Debt issuance costs	(5,884)	(1,409)
Net cash used in financing activities	(324,628)	(80,672)
Net change in cash, cash equivalents, and restricted cash	(173,784)	(357,800)
Cash, cash equivalents and restricted cash at beginning of period	390,721	664,195
Cash, cash equivalents and restricted cash at end of period	216,937	306,395
Less: restricted cash	—	—
Cash and cash equivalents at end of period	$216,937	$306,395

Non-cash items:
Accrued capital expenditures	$5,718	$4,297
Share consideration for acquisitions	$27,406	$79,458
Insurance premiums financed through short-term financing agreement	$10,646	$—

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings	Total Sterling Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2025	30,682	$315	$366,101	773	$(130,547)	$872,648	$1,108,517	$(2,082)	$1,106,435
Net income	—	—	—	—	—	95,969	95,969	7,796	103,765
Stock-based compensation	—	—	8,023	—	—	—	8,023	—	8,023
Repurchase of common stock	(40)	—	—	40	(12,275)	—	(12,275)	—	(12,275)
Issuance of stock	63	—	(6,655)	(63)	6,655	—	—	—	—
Shares withheld for taxes	(24)	—	—	24	(10,679)	—	(10,679)	—	(10,679)
Balance at March 31, 2026	30,681	$315	$367,469	774	$(146,846)	$968,617	$1,189,555	$5,714	$1,195,269
Net income	—	—	—	—	—	155,826	155,826	12,820	168,646
Stock-based compensation	—	—	7,935	—	—	—	7,935	—	7,935
Capital contributions from noncontrolling interest owners	—	—	—	—	—	—	—	14,700	14,700
Repurchase of common stock	(29)	—	—	29	(22,981)	—	(22,981)	—	(22,981)
Issuance of stock	10	—	(352)	(10)	1,139	—	787	—	787
Shares withheld for taxes	(2)	—	—	2	(1,213)	—	(1,213)	—	(1,213)
Stock issued for acquisitions	32	—	27,406	—	—	—	27,406	—	27,406
Balance at June 30, 2026	30,692	$315	$402,458	795	$(169,901)	$1,124,443	$1,357,315	$33,234	$1,390,549
Net income	—	—	—	—	—	214,933	214,933	14,746	229,679
Stock-based compensation	—	—	10,951	—	—	—	10,951	—	10,951
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(980)	(980)
Repurchase of common stock	(106)	—	—	106	(72,006)	—	(72,006)	—	(72,006)
Issuance of stock	21	—	(2,671)	(21)	3,521	—	850	—	850
Shares withheld for taxes	(7)	—	—	7	(4,099)	—	(4,099)	—	(4,099)
Balance at September 30, 2026	30,600	$315	$410,738	887	$(242,485)	$1,339,376	$1,507,944	$47,000	$1,554,944

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings	Total Sterling Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	30,669	$312	$288,395	501	$(63,121)	$582,495	$808,081	$18,397	$826,478
Net income	—	—	—	—	—	39,477	39,477	3,114	42,591
Stock-based compensation	—	—	6,976	—	—	—	6,976	—	6,976
Repurchase of common stock	(340)	—	—	340	(43,846)	—	(43,846)	—	(43,846)
Issuance of stock	129	—	(12,321)	(129)	12,817	—	496	—	496
Shares withheld for taxes	(47)	—	—	47	(5,768)	—	(5,768)	—	(5,768)
Balance at March 31, 2025	30,411	$312	$283,050	759	$(99,918)	$621,972	$805,416	$21,511	$826,927
Net income	—	—	—	—	—	70,991	70,991	8,117	79,108
Stock-based compensation	—	—	5,247	—	—	—	5,247	—	5,247
Issuance of stock	11	—	(701)	(11)	1,150	—	449	—	449
Shares withheld for taxes	(3)	—	—	3	(358)	—	(358)	—	(358)
Balance at June 30, 2025	30,419	$312	$287,596	751	$(99,126)	$692,963	$881,745	$29,628	$911,373
Net income	—	—	—	—	—	92,088	92,088	4,241	96,329
Stock-based compensation	—	—	5,599	—	—	—	5,599	—	5,599
Repurchase of common stock	(17)	—	—	17	(4,700)	—	(4,700)	—	(4,700)
Issuance of stock	32	—	(3,145)	(32)	3,605	—	460	—	460
Shares withheld for taxes	(11)	—	—	11	(3,524)	—	(3,524)	—	(3,524)
Stock issued for acquisitions	285	3	79,455	—	—	—	79,458	—	79,458
Balance at September 30, 2025	30,708	$315	$369,505	747	$(103,745)	$785,051	$1,051,126	$33,869	$1,084,995
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

STERLING INFRASTRUCTURE, INC. & SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
Basis of Presentation
Presentation Basis—The accompanying Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all wholly owned subsidiaries and those entities the Company is required to consolidate. See Note 5 - 50% Owned Subsidiary and Note 6 - Construction Joint Ventures for further discussion of the Company’s consolidation policy for those entities that are not wholly owned. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Reclassifications have been made to historical financial data in the Condensed Consolidated Financial Statements to conform to the current year presentation.
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
Accounts Receivable—Receivables are generally based on amounts billed to the customer in accordance with contractual provisions. Receivables are written off based on the individual credit evaluation and specific circumstances of the customer, when such treatment is warranted. The Company performs a review of outstanding receivables, historical collection information and existing economic conditions to determine if there are potential uncollectible receivables. At September 30, 2026 and December 31, 2025, our allowance for our estimate of expected credit losses was zero.
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

Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. At September 30, 2026 and December 31, 2025, contract assets included $88.0 million and $40.7 million of retainage, respectively, and contract liabilities included $242.9 million and $147.6 million of retainage, respectively. Retainage on active contracts is classified as current regardless of the term of the contract and is generally collected within one year of the completion of a contract. We anticipate collecting approximately 50% of our September 30, 2026 retainage during the next twelve months, and the balance thereafter. Retainage is reported on the Condensed Consolidated Balance Sheets within “Contract assets” and “Contract liabilities” on a contract-by-contract basis at the end of each reporting period.
Contract assets increased by $66.9 million compared to December 31, 2025, primarily due to higher unbilled revenue and an increase in retainage. Contract liabilities increased by $265.1 million compared to December 31, 2025, primarily due to the timing of billings and work progression, partly offset by an increase in retainage. Revenue recognized for the three and nine months ended September 30, 2026 that was included in the contract liability balance on December 31, 2025 was $177.5 million and $665.9 million, respectively. Revenue recognized for the three and nine months ended September 30, 2025 that was included in the contract liability balance on December 31, 2024 was $72.8 million and $353.9 million, respectively.
Cash, Cash Equivalents and Restricted Cash—Our cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less. The Company maintains its cash and cash equivalents at major financial institutions. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage. The Company periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is minimal. There was no restricted cash included in the Condensed Consolidated Balance Sheets at September 30, 2026 or December 31, 2025.
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
On June 1, 2026, Sterling acquired substantially all of the assets of Pocatello, Idaho-based Stone Ridge Contracting, LLC (“Stone Ridge”) (the “Stone Ridge Acquisition”). The integration of Stone Ridge, a leading site development contractor, strengthens Sterling's E-Infrastructure geographic footprint across the Pacific Northwest and Texas, which have been key focus areas for strategic geographic expansion.
On September 1, 2025, Sterling acquired substantially all of the assets of Irving, Texas-based CEC Facilities Group, LLC, et al. (“CEC”) (the “CEC Acquisition”). The integration of CEC, a leading specialty electrical and mechanical contractor, broadens Sterling's array of valuable E-Infrastructure services, extends the segment into the next critical phases of the project lifecycle, and creates significant opportunities to cross-sell services.
Both acquisitions were accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The results of Stone Ridge and CEC since the date of acquisition are included within our E-Infrastructure Solutions segment.
Purchase Consideration
The following table details the components of purchase consideration for the acquisitions.

(In thousands)	Stone Ridge	CEC
Cash consideration	$139,985	$442,937
Equity consideration	27,406	79,458
Earn-out consideration (1)	9,800	39,194
Working capital adjustment	941	—
Total fair value of consideration transferred	$178,132	$561,589

(1) The Stone Ridge earn-out arrangement requires the Company to pay up to $15 million based upon Stone Ridge’s achievement of a certain EBITDA target. The CEC earn-out arrangement requires the Company to pay up to $80 million based upon CEC’s achievement of certain operating income targets.
Purchase Price Allocations—The aggregate purchase consideration noted above was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition closing dates, which were based, in part, upon external appraisals and valuations of certain assets, including specifically identified intangible assets. The excess of the fair value of consideration over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. This goodwill represents the value of expected future earnings and cash flows, as well as the synergies created by the integration of the new businesses within our organization, including cross-selling opportunities to help strengthen our existing service offerings and expand our market position. The goodwill and intangibles related to the acquisitions are expected to be deductible for tax purposes.
The following table summarizes our purchase price allocations at the acquisition closing dates, net of cash acquired:

(In thousands)	Stone Ridge	CEC
Accounts receivable	$27,148	$73,549
Contract assets	5,376	40,632
Other current assets	819	20,117
Property and equipment, net	8,288	15,363
Other non-current assets, net	1,496	25,820
Accounts payable	(7,188)	(45,460)
Contract liabilities	(4,979)	(53,555)
Current portion of long-term lease obligations	(228)	(3,860)
Other current and non-current liabilities	(3,611)	(47,673)
Total net tangible assets	27,121	24,933
Identifiable intangible assets	120,700	227,800
Goodwill	30,311	308,856
Total fair value of net assets acquired	$178,132	$561,589
The purchase price allocation for the CEC Acquisition was finalized during the third quarter of 2026. The purchase price allocation for the Stone Ridge Acquisition is preliminary. Amounts provisionally assigned to working capital, identifiable intangible assets, and certain other assets and liabilities are subject to change as we complete our valuation procedures. We expect to finalize the allocation as soon as practicable within the measurement period, which will not exceed one year from the acquisition date. Measurement‑period adjustments, if any, will be recorded in the period they are identified and may affect the amounts recognized for assets acquired, liabilities assumed, goodwill, and the intangible amortization in our results of operations.
Identifiable Intangible Assets—Intangible assets identified as part of the Stone Ridge Acquisition are reflected in the table below and are recorded at their estimated fair values, as determined by the Company’s management, based on available information which includes a preliminary valuation from external experts. The estimated useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

(In thousands, except life data)	Weighted Average Life (Years)	June 1, 2026 Fair Value
Customer relationships (1)	25	$110,000
Trade names (2)	25	10,700
Total		$120,700
(1) The customer relationships intangible asset was valued using the multi‑period excess earnings method (“MPEEM”), an income‑based approach. This method estimates the present value of the future cash flows attributable to existing customers with consideration given to estimated customer attrition rates. Significant assumptions used in the valuation included projected revenues, operating margins, a customer attrition rate of 5%, and a discount rate reflecting the risk inherent in the projected cash flows of 22%.
(2) The trade names intangible asset was valued using the relief‑from‑royalty method. Significant assumptions used in the valuation included projected revenues, an estimated royalty rate of 1%, and a discount rate of 22%.

Intangible assets identified as part of the CEC Acquisition are reflected in the table below and are recorded at their estimated fair values, as determined by the Company’s management, based on available information which includes a valuation from external experts. The estimated useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

(In thousands, except life data)	Weighted Average Life (Years)	September 1, 2025 Fair Value
Customer relationships (1)	25	$156,300
Trade names (2)	25	71,500
Total		$227,800
(1) The customer relationships intangible asset was valued using the MPEEM, an income‑based approach. This method estimates the present value of the future cash flows attributable to existing customers with consideration given to estimated customer attrition rates. Significant assumptions used in the valuation included projected revenues, operating margins, a customer attrition rate of 10%, and a discount rate reflecting the risk inherent in the projected cash flows of 13.5%.
(2) The trade names intangible asset was valued using the relief‑from‑royalty method. Significant assumptions used in the valuation included projected revenues, an estimated royalty rate of 1.5%, and a discount rate of 12.5%.
Supplemental Pro Forma Information (Unaudited)—The following unaudited pro forma combined financial information (“the pro forma financial information”) gives effect to the Stone Ridge and CEC Acquisitions and related events as if they occurred at the beginning of the earliest applicable comparative period and primarily includes adjustments to (1) include additional intangible asset amortization associated with the acquisitions, (2) include tax and interest impacts, (3) include the pro forma results of Stone Ridge and CEC for the three and nine months ended September 30, 2025, and (4) include the pro forma results of Stone Ridge for the nine months ended September 30, 2026. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the acquisitions.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Pro forma revenue	$1,563,927	$804,368	$3,625,913	$2,116,557
Pro forma net income attributable to Sterling common stockholders	$214,933	$90,766	$480,052	$208,691
From the acquisition date of June 1, 2026 through September 30, 2026, the revenue and net income associated with the Stone Ridge Acquisition did not have a material impact on our results of operations.

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

(In thousands)	September 30, 2026	December 31, 2025
E-Infrastructure Solutions RPOs	$3,050,076	$1,843,536
Transportation Solutions RPOs	963,725	1,124,429
Building Solutions RPOs - Commercial	35,015	42,977
Total RPOs	$4,048,816	$3,010,942
At September 30, 2026, the Company expects to recognize approximately 72% of its RPOs as revenue during the next 12 months, and substantially all of the remaining balance in the 12 to 24 months thereafter.

Revenue Disaggregation—The following tables present the Company’s revenue disaggregated by major end market and contract type:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues by major end market	2026	2025	2026	2025
E-Infrastructure Solutions Revenues	$1,302,739	$417,106	$2,805,472	$945,775

Heavy Highway	115,634	105,710	318,587	326,017
Aviation	24,506	18,855	68,458	46,163
Other Services	25,084	45,925	67,734	115,768
Transportation Solutions Revenues	165,224	170,490	454,779	487,948

Residential	74,364	80,529	242,889	249,107
Commercial	21,600	20,894	54,641	51,606
Building Solutions Revenues	95,964	101,423	297,530	300,713
Total Revenues	$1,563,927	$689,019	$3,557,781	$1,734,436

Revenues by contract type
Lump-Sum	$976,016	$418,815	$2,251,376	$966,189
Fixed-Unit Price	295,351	188,904	752,467	515,500
Residential and Other	292,560	81,300	553,938	252,747
Total Revenues	$1,563,927	$689,019	$3,557,781	$1,734,436
Variable Consideration
The Company has projects that it is in the process of negotiating, or awaiting final approval of, unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. Unapproved change order and claim information has been provided to the Company’s customers and negotiations with the customers are ongoing. If additional progress with an acceptable resolution is not reached, legal action will be taken. Based upon the Company’s review of the provisions of its contracts, specific costs incurred and other related evidence supporting the unapproved change orders and claims, together in some cases as necessary with the views of the Company’s outside claim consultants, the Company concluded it was appropriate to include in project price amounts of $29.4 million and $2.9 million at September 30, 2026 and December 31, 2025, respectively, relating to unapproved change orders and claims. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Contract Estimates
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes such profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements, may result in changes in revenue and are recognized in the period in which the changes are determined. Changes in contract estimates on performance obligations satisfied or partially satisfied in previous periods resulted in net revenue increases of $106.2 million and $245.1 million for the three and nine months ended September 30, 2026, respectively, and net revenue increases of $51.9 million and $124.3 million for the three and nine months ended September 30, 2025, respectively.

5.	50% OWNED SUBSIDIARY
The Company holds a 50% ownership interest in Road and Highway Builders, LLC (“RHB”). The Company uses the equity method of accounting for its ownership interest, reporting its portion of RHB’s income as a single line item within “Other operating income, net” in the Condensed Consolidated Statements of Operations and reporting its interest in RHB as a single line item (“Investment in unconsolidated subsidiaries”) in the Condensed Consolidated Balance Sheets.
Financial amounts of RHB and the Company’s share of such amounts are shown below:

(In thousands)	September 30, 2026	December 31, 2025
Current assets - RHB’s Balance Sheets	$124,718	$118,101
Current liabilities - RHB’s Balance Sheets	$132,321	$123,940
Investment in unconsolidated RHB subsidiary - Sterling’s Balance Sheets (1)	$98,485	$105,813

(1) Includes a basis difference of $85.5 million and $91.9 million at September 30, 2026 and December 31, 2025, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
RHB’s Statements of Operations
Revenues	$57,632	$63,560	$164,956	$168,327
Income before tax	$12,219	$15,102	$32,885	$35,042
Sterling’s Statements of Operations
Revenues	$—	$—	$—	$—
Income before tax (1)	$3,963	$5,405	$10,003	$11,082

(1) For each of the three and nine months ended September 30, 2026 and 2025, Sterling’s portion of income before tax includes approximately $1.9 million and $5.6 million, respectively, of intangible asset amortization and approximately $275 thousand and $825 thousand, respectively, of depreciation expense related to the basis difference recognized in the deconsolidation of RHB on December 31, 2024.

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

(In thousands)	September 30, 2026	December 31, 2025
Current assets - Joint Ventures’ Balance Sheets	$68,539	$33,326
Current liabilities - Joint Ventures’ Balance Sheets	$44,983	$17,877
Receivables from and equity in construction joint ventures - Sterling's Balance Sheets	$9,422	$6,179

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Joint Ventures’ Statements of Operations:
Revenues	$31,790	$13,595	$76,423	$48,479
Income before tax	$6,103	$(410)	$8,107	$2,394
Sterling’s noncontrolling interest:
Revenues	$12,716	$5,438	$30,569	$19,392
Income before tax	$2,441	$(164)	$3,242	$958
The caption “Receivables from and equity in construction joint ventures” includes undistributed earnings and receivables owed to the Company. Undistributed earnings are typically released to the joint venture partners after the customer accepts the project as completed and the warranty period, if any, has passed.

7.	PROPERTY AND EQUIPMENT
Property and equipment are summarized as follows:

(In thousands)	September 30, 2026	December 31, 2025
Construction and transportation equipment	$581,065	$460,223
Buildings and improvements	30,194	30,224
Land	2,277	2,168
Office equipment	9,257	6,418
Total property and equipment	622,793	499,033
Less accumulated depreciation	(265,050)	(220,764)
Total property and equipment, net	$357,743	$278,269
Depreciation Expense—Depreciation expense is primarily included within cost of revenues and was $19.4 million and $52.9 million for the three and nine months ended September 30, 2026, respectively, and $13.9 million and $39.5 million for the three and nine months ended September 30, 2025, respectively.

8.	OTHER INTANGIBLE ASSETS
The following table presents our acquired finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

		September 30, 2026		December 31, 2025
(In thousands)	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	24	$634,238	$(101,029)	$519,483	$(82,344)
Trade names	24	145,922	(19,796)	133,077	(15,514)
Total	24	$780,160	$(120,825)	$652,560	$(97,858)
    The Company’s intangible amortization expense was $8.4 million and $23.0 million for the three and nine months ended September 30, 2026, respectively, and $6.0 million and $15.1 million for the three and nine months ended September 30, 2025, respectively.

9.	DEBT
On July 2, 2026, the Company, as borrower, and certain of its subsidiaries, as guarantors (the “Subsidiary Guarantors”), entered into a Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with BMO Bank N.A., as administrative agent, and the lenders party thereto. The Amended Credit Agreement amended and restated in its entirety the Company’s Amended and Restated Credit Agreement, dated as of June 5, 2025 (the “Prior Credit Agreement”), extending the maturity date to July 2, 2031, and providing for a $1.5 billion senior secured revolving credit facility with a $600 million letter of credit sublimit and a $50 million swing line sublimit (the “Revolving Credit Facility”). The Amended Credit Agreement also permits the Company to establish an incremental facility, which may be used to (a) provide one or more tranches of term loans, (b) increase the revolving loans or (c) incur indebtedness in the form of pari passu secured indebtedness in an aggregate amount not to exceed the greater of $500 million and 100% of the Company’s EBITDA (as defined in the Amended Credit Agreement) on a pro forma basis for the most recently ended four fiscal quarter period, plus an unlimited amount so long as the Company’s pro forma Total Net Leverage Ratio (as defined in the Amended Credit Agreement) does not exceed 2.00 to 1.00, subject to the satisfaction of certain conditions and obtaining commitments from lenders. The Amended Credit Agreement eliminated the 10-basis-point SOFR credit spread adjustment included in the Prior Credit Agreement and revised the applicable pricing margins, which are based on the Company’s Total Net Leverage Ratio.
In connection with entering into the Amended Credit Agreement, the Company repaid in full the $285 million of principal and interest then outstanding under the term loan facility of the Prior Credit Agreement using borrowings under the Revolving Credit Facility and cash on hand. The Company evaluated the amendment and restatement of the Prior Credit Agreement and the repayment of the term loan facility under ASC 470-50. The accounting treatment was determined separately for the term loan facility and the revolving credit facility of the Prior Credit Agreement, including an evaluation of changes in the participating lenders and, for the revolving credit facility, changes in borrowing capacity. The repayment of the term loan facility was accounted for as an extinguishment of debt. Accordingly, during the three and nine months ended September 30, 2026, the Company recognized a loss on extinguishment of debt of $1.3 million related to the write-off of unamortized debt issuance costs. Fees paid to new or continuing lenders and third-party costs related to the Revolving Credit Facility were accounted for based on the nature of the arrangement and the applicable debt-modification guidance.
Borrowings under the Revolving Credit Facility bear interest, at the Company’s election, at either a base rate or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the Company's Total Net Leverage Ratio. Borrowings may be repaid and reborrowed, subject to the terms and conditions of the Amended Credit Agreement. The Company is also required to pay commitment fees on the unused portion of the Revolving Credit Facility, based on the Company’s Total Net Leverage Ratio, as well as letter of credit fees and fronting fees with respect to outstanding letters of credit.
The Amended Credit Agreement contains representations and warranties, affirmative and negative covenants, events of default, and financial covenants that require the Company to maintain, as of the last day of each fiscal quarter, (i) a maximum Total Net Leverage Ratio of 3.50 to 1.00 and (ii) a minimum Interest Coverage Ratio of 3.00 to 1.00, each as defined in the Amended Credit Agreement. The obligations under the Amended Credit Agreement are guaranteed by the Subsidiary Guarantors and are secured by substantially all assets of the Company and the Subsidiary Guarantors, subject to permitted liens and other customary exceptions.
At September 30, 2026, the Company had $95.0 million of borrowings and no letters of credit outstanding under the Revolving Credit Facility, leaving approximately $1.4 billion of available borrowing capacity, and was in compliance with all financial and other covenants under the Amended Credit Agreement. As of September 30, 2026, interest on two outstanding borrowings under the Revolving Credit Facility was calculated using SOFR rates of 3.74% and 3.79%, respectively, plus an applicable margin of 1.25% per annum. The weighted average interest rate on the Company’s borrowings under the Prior Credit Agreement and the Amended Credit Agreement was approximately 5.00% per annum during the nine months ended September 30, 2026.
Debt Issuance Costs—At September 30, 2026, the Company had $5.7 million of unamortized debt issuance costs associated with the Revolving Credit Facility. Because the costs relate to a revolving line-of-credit arrangement, the Company presents these costs within other non-current assets and amortizes them on a straight-line basis over the term of the Amended Credit Agreement, which approximates the effective interest method. Amortization of debt issuance costs was $303 thousand and $706 thousand for the three and nine months ended September 30, 2026, respectively, and $214 thousand and $789 thousand for the three and nine months ended September 30, 2025, respectively, and was recorded as interest expense.

10.	LEASE OBLIGATIONS
    The Company has operating and finance leases primarily for construction and transportation equipment, as well as office space. The Company’s leases have remaining lease terms of one month to ten years, some of which include options to extend the leases for up to ten years.
    The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Operating lease cost	$6,375	$5,406	$17,717	$16,935
Short-term lease cost	$23,044	$7,902	$54,025	$20,694

Finance lease cost:
Amortization of right-of-use assets	$34	$32	$101	$94
Interest on lease liabilities	5	8	17	24
Total finance lease cost	$39	$40	$118	$118
    Supplemental cash flow information related to leases is as follows:

(In thousands)	Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025
Operating cash outflows from operating leases	$18,562	$17,158
Operating cash outflows from finance leases	$17	$24
Financing cash outflows from finance leases	$101	$94

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$22,891	$3,500
Finance leases	$—	$—
    Supplemental balance sheet information related to leases is as follows:

(In thousands)
Operating Leases	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$68,446	$58,167

Current portion of long-term lease obligations	$14,743	$18,679
Long-term lease obligations	55,793	40,186
Total operating lease liabilities	$70,536	$58,865
Finance Leases
Property and equipment, at cost	$1,428	$1,428
Accumulated depreciation	(1,143)	(1,067)
Property and equipment, net	$285	$361

Current maturities of long-term debt	$143	$136
Long-term debt	127	236
Total finance lease liabilities	$270	$372
Weighted Average Remaining Lease Term
Operating leases	4.0	5.0
Finance leases	1.8	2.6
Weighted Average Discount Rate
Operating leases	5.7%	5.9%
Finance leases	6.9%	6.9%

    Maturities of lease liabilities are as follows:

(In thousands)	Operating Leases	Finance Leases
Year Ending December 31,
2026 (excluding the nine months ended September 30, 2026)	$5,529	$39
2027	16,940	157
2028	13,838	92
2029	12,293	—
2030	11,803	—
2031	11,108	—
Thereafter	11,488	—
Total lease payments	$82,999	$288
Less imputed interest	(12,463)	(18)
Total	$70,536	$270

11.	COMMITMENTS AND CONTINGENCIES
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
Property and Casualty—The Company has a three-year Structured Reinsurance Program for workers’ compensation, general liability and automobile liability, which is subject to a $1 million deductible per occurrence, followed by an umbrella program (workers’ compensation, general liability and automobile liability) that is subject to a corridor deductible of $9 million. We accrue for probable losses, both reported and unreported, that are reasonably estimable using actuarial methods based on historic trends, modified, if necessary, by recent events. Changes in the Company's loss assumptions caused by changes in actual experience would affect our assessment of the ultimate liability and could have an effect on our operating results and financial position. The Company also maintains commercial insurance coverage in excess of the limits of our primary and umbrella commercial automobile, general liability and employers’ liability policies, in the amount of $90 million.
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

Litigation
The Company, including its construction joint ventures and its 50% owned subsidiary, is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. Management, after consultation with legal counsel, does not believe that the outcome of these actions will have a material impact on the Condensed Consolidated Financial Statements of the Company. As of September 30, 2026, the Company is not aware of any pending legal proceedings that are expected to result in a material loss.

12.	INCOME TAXES
The Company and its subsidiaries are based in the U.S. and file federal and various state income tax returns. The components of the provision for income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Current federal tax expense	$54,671	$19,618	$114,500	$47,397
Current state tax expense	15,887	7,057	34,790	16,306
Deferred federal tax expense	4,790	5,343	10,804	10,039
Deferred state tax (benefit) expense	711	(1,501)	962	(783)
Income tax expense	$76,059	$30,517	$161,056	$72,959

Cash paid for income taxes	$51,043	$22,734	$119,814	$56,300
The effective income tax rate for the three and nine months ended September 30, 2026 was 24.9% and 24.3%, respectively. The rate varied from the statutory rate primarily as a result of non-deductible compensation, state income taxes, and other permanent differences. The Company recognized tax benefits of $100 thousand and $2.3 million for the three and nine months ended September 30, 2026, respectively, for increased tax deductions related to stock compensation.
The Company's U.S. federal and state income tax returns for 2023 and later are open and subject to examination. Additionally, the federal and state net operating loss (“NOL”) may be adjusted by the taxing authorities for the 2014 and later tax years.
Uncertain Tax Position (“UTP”)—The Company has a UTP liability of $2.5 million and an additional liability related to the UTP for penalties of $504 thousand and interest of $625 thousand at September 30, 2026. We recognize interest and penalties related to the UTP as interest expense and general and administrative expenses, respectively. The UTP, including penalties and interest, is fully offset by an indemnification receivable at September 30, 2026. The Company relieved $2.7 million of the recorded UTP in the nine months ended September 30, 2026, with no material impact to the Condensed Consolidated Statement of Operations due to the associated indemnification receivable.

13.	STOCK INCENTIVE PLAN AND OTHER EQUITY ACTIVITY
General—The Company has a stock incentive plan (the “Stock Incentive Plan”) and an employee stock purchase plan (the “ESPP”) that are administered by the Compensation and Talent Development Committee of the Board of Directors. Under the Stock Incentive Plan, the Company can issue shares to employees and directors in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance share units (“PSUs”). Changes in common stock and additional paid in capital during the nine months ended September 30, 2026 primarily relate to activity associated with the Stock Incentive Plan, the ESPP, shares withheld for taxes and repurchases of the Company’s common stock.
Share Grants—During the nine months ended September 30, 2026, the Company granted the following awards under the Stock Incentive Plan:

(In thousands, except per share data)	Shares	Weighted Average Grant-Date Fair Value per Share
RSAs	1	$886.22
RSUs	60	$600.71
PSUs – EPS Based (at target)	17	$306.23
PSUs – Market Based	5	$428.56
Total shares granted	83

Share Issuances—During the nine months ended September 30, 2026, the Company issued the following shares under the Stock Incentive Plan and the ESPP:

(In thousands)	Shares
RSAs (issued upon grant)	1
RSUs (issued upon vesting)	33
PSUs – EPS Based (issued upon vesting)	56
ESPP (issued upon sale)	4
Total shares issued	94
Stock-Based Compensation—The Company recognized $11.0 million and $26.2 million of stock-based compensation expense during the three and nine months ended September 30, 2026, respectively. The Company recognized $5.6 million and $17.2 million of stock-based compensation expense during the three and nine months ended September 30, 2025, respectively. ESPP expense, which is included in the total stock-based compensation expense, was $207 thousand and $496 thousand for the three and nine months ended September 30, 2026, respectively, and $81 thousand and $248 thousand for the three and nine months ended September 30, 2025, respectively. Additionally, the Company has liability-based PSUs for which the number of shares awarded is not determined until the vesting date. During the three months ended September 30, 2026 and 2025, the Company recognized $206 thousand and $364 thousand, respectively, as a liability and compensation expense. During the nine months ended September 30, 2026 and 2025, the Company recognized $619 thousand and $1,051 thousand, respectively, as a liability and compensation expense, and upon vesting, reclassified the grant date fair value of $732 thousand and $632 thousand, respectively, from a liability to additional paid in capital. Stock-based compensation expense is primarily recognized within general and administrative expenses. The Company recognizes forfeitures as they occur, rather than estimating expected forfeitures.
Shares Withheld for Taxes—The Company withheld seven thousand and 33 thousand shares for taxes on the vesting of employee stock-based compensation for $4.1 million and $16.0 million during the three and nine months ended September 30, 2026, respectively.
Treasury Stock—Effective November 12, 2025, the Board of Directors authorized a stock repurchase program, permitting the repurchase of up to $400 million of the Company’s outstanding common stock. The stock repurchase program expires on November 12, 2027 and may be modified, extended or terminated by the Board of Directors at any time. Under the program, the Company may repurchase its common stock in the open market or through privately negotiated transactions at such times and at such prices as determined to be in the Company’s best interest. The Company accounts for the repurchase of treasury shares under the cost method and during the three and nine months ended September 30, 2026, the Company repurchased 106 thousand and 175 thousand shares, respectively, of its common stock for $72.0 million and $107.3 million, respectively.

14.	EARNINGS PER SHARE
The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2026 and 2025:

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2026	2025	2026	2025
Net income attributable to Sterling common stockholders	$214,933	$92,088	$466,728	$202,556

Denominator:
Weighted average common shares outstanding — basic	30,609	30,519	30,650	30,491
Shares for dilutive unvested stock	462	441	452	384
Weighted average common shares outstanding — diluted	31,071	30,960	31,102	30,875

Net income per share attributable to Sterling common stockholders:
Basic	$7.02	$3.02	$15.23	$6.64
Diluted	$6.92	$2.97	$15.01	$6.56
There were two thousand and 20 thousand weighted average unvested shares that were excluded from the calculation of diluted EPS under the treasury stock method, as they were anti-dilutive, for the three and nine months ended September 30, 2026, respectively. There were two thousand and four thousand weighted average unvested shares that were excluded from the calculation of diluted EPS under the treasury stock method, as they were anti-dilutive, for the three and nine months ended September 30, 2025, respectively.

15.	SUPPLEMENTAL CASH FLOW INFORMATION
    The following table summarizes the changes in the components of operating assets and liabilities:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Accounts receivable	$(692,062)	$(165,891)
Contracts in progress, net	200,090	46,358
Receivables from and equity in construction joint ventures	(3,243)	607
Receivable from affiliate	—	25,772
Other current and non-current assets	19,833	(6,452)
Accounts payable	144,381	5,316
Accrued compensation and other liabilities	127,267	40,844
Changes in operating assets and liabilities	$(203,734)	$(53,446)

16.	RELATED PARTY TRANSACTIONS
The Company has a limited number of related party transactions. The most significant transactions relate to property leases with the management of certain subsidiaries who own or have an ownership interest in real estate and other companies. The leases are for office space, equipment yards or maintenance shops and have an annual cost of approximately $6 million. The leases expire at various points over the next one to six years. During the nine months ended September 30, 2026, the Company performed work for and received services from entities owned or partially owned by the management of certain subsidiaries. For the three and nine months ended September 30, 2026, the Company recognized approximately $40 thousand and $1.9 million, respectively, of revenue from work performed for related parties. For the same periods, the Company recognized approximately $132 thousand and $402 thousand, respectively, of expense for services received from related parties.
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
The Company’s internal and public segment reporting is aligned based on the services offered by its operating segments. The Company’s operations consist of three reportable segments: E-Infrastructure Solutions, Transportation Solutions and Building Solutions. The Company’s CODM, the Company’s Chief Executive Officer, uses both segment gross profit and operating income for each segment predominantly in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances of both profit measures when making decisions about allocating capital and personnel to the segments. We incur certain expenses at the corporate level that relate to our business as a whole. Our business segments receive a portion of these expenses through various allocation methods, predominantly determined by usage and volume. The balance of the corporate-level expenses is reported in the “Corporate G&A Expenses” line, which is primarily comprised of corporate headquarters facility costs, the cost of the executive management team, and other expenses pertaining to certain centralized functions that benefit the entire Company but are not directly attributable to any specific business segment, such as corporate human resources, legal, governance, compliance and finance functions. Total assets held at Corporate primarily include cash, PP&E, and prepaid and leased assets.

The following tables present segment revenues, significant segment expenses, and measures of segment profit or loss for the three and nine months ended September 30, 2026 and 2025:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2026	2025	2026	2025
E-Infrastructure Solutions	$1,302,739	$417,106	$2,805,472	$945,775
Transportation Solutions	165,224	170,490	454,779	487,948
Building Solutions	95,964	101,423	297,530	300,713
Total Revenues	$1,563,927	$689,019	$3,557,781	$1,734,436

Cost of Revenues
E-Infrastructure Solutions	$(970,586)	$(288,757)	$(2,064,601)	$(656,459)
Transportation Solutions	(130,135)	(144,134)	(368,455)	(416,133)
Building Solutions	(85,927)	(85,912)	(263,193)	(253,648)
Total Cost of Revenues	$(1,186,648)	$(518,803)	$(2,696,249)	$(1,326,240)

Gross Profit
E-Infrastructure Solutions	$332,153	$128,349	$740,871	$289,316
Transportation Solutions	35,089	26,356	86,324	71,815
Building Solutions	10,037	15,511	34,337	47,065
Total Gross Profit	$377,279	$170,216	$861,532	$408,196

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
General and Administrative Expenses	2026	2025	2026	2025
E-Infrastructure Solutions	$(30,948)	$(17,656)	$(85,174)	$(42,280)
Transportation Solutions	(8,820)	(7,384)	(23,165)	(21,292)
Building Solutions	(2,647)	(2,803)	(8,794)	(9,045)
Segment General and Administrative Expenses	(42,415)	(27,843)	(117,133)	(72,617)
Corporate	(18,948)	(9,742)	(45,210)	(33,586)
Total General and Administrative Expenses	$(61,363)	$(37,585)	$(162,343)	$(106,203)

Intangible Amortization
E-Infrastructure Solutions	$(6,658)	$(4,079)	$(17,795)	$(10,013)
Transportation Solutions	—	—	—	—
Building Solutions	(1,724)	(1,956)	(5,172)	(5,061)
Total Intangible Amortization	$(8,382)	$(6,035)	$(22,967)	$(15,074)

Other Operating Income, Net
E-Infrastructure Solutions	$(32)	$—	$1,226	$—
Transportation Solutions	3,963	5,405	10,003	11,082
Building Solutions	—	—	—	—
Total Other Operating Income, Net	$3,931	$5,405	$11,229	$11,082

Operating Income
E-Infrastructure Solutions	$294,515	$106,614	$639,128	$237,023
Transportation Solutions	30,232	24,377	73,162	61,605
Building Solutions	5,666	10,752	20,371	32,959
Segment Operating Income	330,413	141,743	732,661	331,587
Corporate G&A Expenses	(18,948)	(9,742)	(45,210)	(33,586)
Acquisition Related Costs	(2,136)	(5,349)	(16,071)	(8,023)
Earn-out Expense	(2,487)	(1,343)	(7,463)	(4,029)
Total Operating Income	$306,842	$125,309	$663,917	$285,949
The following table presents depreciation by reportable segment:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation	2026	2025	2026	2025
E-Infrastructure Solutions	$(14,545)	$(10,569)	$(39,253)	$(30,340)
Transportation Solutions	(4,070)	(2,589)	(11,323)	(7,015)
Building Solutions	(370)	(394)	(1,101)	(1,129)
Corporate	(452)	(326)	(1,186)	(968)
Total Depreciation	$(19,437)	$(13,878)	$(52,863)	$(39,452)
The following table presents assets by reportable segment:

(In thousands)	September 30,	December 31,
Assets	2026	2025
E-Infrastructure Solutions	$3,100,823	$1,870,246
Transportation Solutions	85,501	181,867
Building Solutions	235,845	240,174
Corporate	59,811	341,544
Total Assets	$3,481,980	$2,633,831

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
SIGNIFICANT TRANSACTIONS
Stone Ridge Acquisition—On June 1, 2026, Sterling acquired substantially all of the assets of Pocatello, Idaho-based Stone Ridge Contracting, LLC (“Stone Ridge”), a leading site development contractor. The purchase price was $178.1 million, consisting primarily of $140.0 million in cash and $27.4 million in common stock. Additionally, Stone Ridge has an earn-out opportunity of up to $15 million, contingent upon achievement of a certain EBITDA target. Stone Ridge is included in the Company’s E-Infrastructure Solutions segment.
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
MARKET OUTLOOK AND TRENDS
We see favorable opportunities for long-term growth across each of our business segments. We remain focused on our strategic objectives, which include: 1) growth in our E-Infrastructure Solutions segment, with particular focus on large, high-value projects; 2) risk reduction through a continued shift in our Transportation Solutions business away from low-bid heavy highway work, and toward alternative delivery and design-build projects; 3) continuing to grow market share and geographic presence in Building Solutions; and 4) improving our margins and returns in each of our segments.
E-Infrastructure Solutions—Our E-Infrastructure Solutions business is driven by our customers’ investments in the development of data centers, semiconductor fabrication, advanced manufacturing facilities, e-commerce distribution centers and warehouses. We foresee significant growth opportunities tied to the implementation of multi-year capital deployment plans by data center customers, including hyperscalers, colocation providers and others. These investments are driven by the need to support the increasing use of cloud computing applications, increasing adoption and complexity of artificial intelligence applications and digital transformation across industries. Additionally, we continue to see significant opportunity related to the construction of manufacturing capacity in the U.S., including semiconductor fabrication. Following a decline that began in 2023, the e-commerce distribution sector began to strengthen in 2025 and we expect this momentum to continue through 2026 and beyond.
Transportation Solutions—Our Transportation Solutions business is primarily driven by federal, state and municipal funding. Federal funds, on average, provide 50% of annual State Department of Transportation capital outlays for highway and bridge projects. We benefit from a number of federal, state and local infrastructure investment programs. At the Federal level, the Infrastructure Investment and Jobs Act (“IIJA”), which established funding for the fiscal 2022 through 2026 time period, drove significant increases in transportation funding relative to the previous five-year law. As a result of the IIJA, we saw an increase in bid activity and project awards which began in the third quarter of 2022. According to the U.S. Department of Transportation, as of July 31, 2026, approximately $413 billion, or 76%, of the $546 billion in available IIJA transportation funding had been obligated, while approximately $254 billion, or 47%, had been expended. Although the IIJA's original authorization period ended September 30, 2026, Congress enacted a temporary extension of federal surface transportation programs through December 11, 2026, generally maintaining existing program funding levels. Congress is also considering a new five-year surface transportation reauthorization for fiscal years 2027 through 2031, with legislation having advanced through the House Transportation and Infrastructure Committee. While the timing and final funding levels of the next authorization remain uncertain, continued federal investment, together with existing state and local funding programs, is expected to support transportation infrastructure investment opportunities.

Building Solutions—Our Building Solutions segment is comprised of our residential and commercial businesses. The segment is driven by new home starts in Dallas-Fort Worth, the segment’s largest market, Houston, and Phoenix. Building Solutions' core customer base includes top national, regional and custom home builders in our areas. Beginning in the second half of 2024, demand from residential home builder customers began to decline, as prospective homebuyers struggled with affordability challenges. We anticipate that demand will remain muted in the near-term, but believe the dynamics in our markets, including population growth and structural housing shortages, support a return to growth over a multi-year time period.
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
We disclose backlog (“Backlog”), a measure commonly used in our industry but not recognized under GAAP. Our methodology for determining Backlog may not be comparable to the methodologies used by other companies. Our Backlog, which previously consisted solely of RPOs, has expanded to include estimated orders under master service agreements (“MSAs”) due to the acquisition of Stone Ridge in the second quarter of 2026. We determine the estimated Backlog for these MSAs using recurring historical trends, factoring in seasonal demand and projected customer needs based upon ongoing communications.
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
Our unsigned awards (“Unsigned Awards”) are excluded from Backlog until the contract is executed by our customer. We refer to the combination of our Backlog and Unsigned Awards as “Combined Backlog.” Our book-to-burn ratio is determined by taking our additions to Backlog and dividing them by revenue for the applicable period. This metric allows management to monitor the Company’s business development efforts to ensure we grow our Backlog and our business over time, and management believes that this measure is useful to investors for the same reason.
At September 30, 2026, our RPOs were $4.05 billion and our estimated orders under MSAs were $94.1 million, resulting in a total Backlog of $4.14 billion. This compares to December 31, 2025, when RPOs were $3.01 billion and estimated MSAs orders were zero, resulting in a total Backlog of $3.01 billion. For the nine months ended September 30, 2026, the Backlog book-to-burn ratio was 1.3X. Unsigned Awards were $2.00 billion at September 30, 2026 and $300.7 million at December 31, 2025, resulting in Combined Backlog of $6.14 billion and $3.31 billion at September 30, 2026 and December 31, 2025, respectively, with a book-to-burn ratio of 1.9X for the nine months ended September 30, 2026.

RESULTS OF OPERATIONS
Consolidated Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Revenues	$1,563,927	$689,019	$3,557,781	$1,734,436
Gross profit	377,279	170,216	861,532	408,196
General and administrative expenses	(61,363)	(37,585)	(162,343)	(106,203)
Intangible asset amortization	(8,382)	(6,035)	(22,967)	(15,074)
Acquisition related costs	(2,136)	(5,349)	(16,071)	(8,023)
Earn-out expense	(2,487)	(1,343)	(7,463)	(4,029)
Other operating income, net	3,931	5,405	11,229	11,082
Operating income	306,842	125,309	663,917	285,949
Interest income, net	161	1,537	494	5,038
Loss on extinguishment of debt	(1,265)	—	(1,265)	—
Income before income taxes and noncontrolling interests	305,738	126,846	663,146	290,987
Income tax expense	(76,059)	(30,517)	(161,056)	(72,959)
Less: Net income attributable to noncontrolling interests	(14,746)	(4,241)	(35,362)	(15,472)
Net income attributable to Sterling common stockholders	$214,933	$92,088	$466,728	$202,556

Gross margin	24.1%	24.7%	24.2%	23.5%
Revenues—Revenues were $1.56 billion for the third quarter of 2026, an increase of $874.9 million, or 127%, compared to the third quarter of 2025. The increase was driven by a $885.6 million increase in E-Infrastructure Solutions, partly offset by a $5.5 million decrease in Building Solutions and a $5.3 million decrease in Transportation Solutions.
Revenues were $3.56 billion for the nine months ended September 30, 2026, an increase of $1.82 billion, or 105%, compared to the nine months ended September 30, 2025. The increase was driven by a $1.86 billion increase in E-Infrastructure Solutions, partly offset by a $33.2 million decrease in Transportation Solutions and a $3.2 million decrease in Building Solutions.
Gross profit and margin—Gross profit was $377.3 million for the third quarter of 2026, an increase of $207.1 million, or 122%, compared to the third quarter of 2025. The Company’s gross margin as a percentage of revenue decreased to 24.1% in the third quarter of 2026, as compared to 24.7% in the third quarter of 2025.
Gross profit was $861.5 million for the nine months ended September 30, 2026, an increase of $453.3 million, or 111%, compared to the nine months ended September 30, 2025. The Company’s gross margin as a percentage of revenue increased to 24.2% for the nine months ended September 30, 2026, as compared to 23.5% for the nine months ended September 30, 2025. The increases were driven by the aforementioned higher revenue volume and an improved project margin mix in our Transportation Solutions segment.
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
General and administrative expenses—General and administrative expenses were $61.4 million, or 3.9% of revenue, for the third quarter of 2026, compared to $37.6 million, or 5.5% of revenue, for the third quarter of 2025. General and administrative expenses were $162.3 million, or 4.6% of revenue, for the nine months ended September 30, 2026, compared to $106.2 million, or 6.1% of revenue, for the nine months ended September 30, 2025. The increases in expense primarily reflect higher performance based compensation and an increased headcount to support growth.
Income taxes—The effective income tax rate was 24.9% for the third quarter of 2026 and 24.3% for the nine months ended September 30, 2026. The rates varied from the statutory rate primarily as a result of non-deductible compensation, state income taxes and other permanent differences. See Note 12 - Income Taxes for more information.

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

(In thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
Revenues	2026	% of Revenue	2025	% of Revenue	2026	% of Revenue	2025	% of Revenue
E-Infrastructure Solutions	$1,302,739	83%	$417,106	60%	$2,805,472	79%	$945,775	55%
Transportation Solutions	165,224	11%	170,490	25%	454,779	13%	487,948	28%
Building Solutions	95,964	6%	101,423	15%	297,530	8%	300,713	17%
Total Revenues	$1,563,927		$689,019		$3,557,781		$1,734,436

Operating Income
E-Infrastructure Solutions	$294,515	22.6%	$106,614	25.6%	$639,128	22.8%	$237,023	25.1%
Transportation Solutions	30,232	18.3%	24,377	14.3%	73,162	16.1%	61,605	12.6%
Building Solutions	5,666	5.9%	10,752	10.6%	20,371	6.8%	32,959	11.0%
Segment Operating Income	330,413	21.1%	141,743	20.6%	732,661	20.6%	331,587	19.1%
Corporate G&A Expenses	(18,948)		(9,742)		(45,210)		(33,586)
Acquisition Related Costs	(2,136)		(5,349)		(16,071)		(8,023)
Earn-out Expense	(2,487)		(1,343)		(7,463)		(4,029)
Total Operating Income	$306,842	19.6%	$125,309	18.2%	$663,917	18.7%	$285,949	16.5%
E-Infrastructure Solutions
Revenues—Revenues were $1.30 billion for the third quarter of 2026, an increase of $885.6 million, or 212%, compared to the third quarter of 2025. Revenues were $2.81 billion for the nine months ended September 30, 2026, an increase of $1.86 billion, or 197%, compared to the nine months ended September 30, 2025. The increases were primarily driven by higher volume from large mission-critical projects, with a continued reallocation of resources from transportation projects toward these higher-margin E-Infrastructure opportunities, and the inclusion of revenue from recent acquisitions.
Operating Income—Operating income was $294.5 million, or 22.6% of revenue, for the third quarter of 2026, an increase of $187.9 million, compared to $106.6 million, or 25.6% of revenue, for the third quarter of 2025. Operating income was $639.1 million, or 22.8% of revenue, for the nine months ended September 30, 2026, an increase of $402.1 million, compared to $237.0 million, or 25.1% of revenue, for the nine months ended September 30, 2025. The increases in operating income were primarily driven by the aforementioned higher revenue volume.
Transportation Solutions
Revenues—Revenues were $165.2 million for the third quarter of 2026, a decrease of $5.3 million, or 3%, compared to the third quarter of 2025. The decrease was driven by lower other services revenue, partly offset by higher heavy highway and aviation revenue. Revenues were $454.8 million for the nine months ended September 30, 2026, a decrease of $33.2 million, or 7%, compared to the nine months ended September 30, 2025. The decrease was driven by lower heavy highway and other services revenue, partly offset by higher aviation revenue. As mentioned above, decreases were also driven by the continued reallocation of resources from transportation projects towards higher-margin E-Infrastructure opportunities.
Operating Income—Operating income was $30.2 million, or 18.3% of revenue, for the third quarter of 2026, an increase of $5.9 million, compared to $24.4 million, or 14.3% of revenue, for the third quarter of 2025. Operating income was $73.2 million, or 16.1% of revenue, for the nine months ended September 30, 2026, an increase of $11.6 million, compared to $61.6 million, or 12.6% of revenue, for the nine months ended September 30, 2025. The increases in operating income and margin were driven by an improved project margin mix.

Building Solutions
Revenues—Revenues were $96.0 million for the third quarter of 2026, a decrease of $5.5 million, or 5%, compared to the third quarter of 2025. Revenues were $297.5 million for the nine months ended September 30, 2026, a decrease of $3.2 million, or 1%, compared to the nine months ended September 30, 2025. Current year revenues remained relatively flat compared to prior year periods as our businesses specializing in residential concrete slabs and plumbing are still being affected by a market downturn, as affordability issues continue to impact potential homebuyers.
Operating Income—Operating income was $5.7 million, or 5.9% of revenue, for the third quarter of 2026, a decrease of $5.1 million, compared to $10.8 million, or 10.6% of revenue, for the third quarter of 2025. Operating income was $20.4 million, or 6.8% of revenue, for the nine months ended September 30, 2026, a decrease of $12.6 million, compared to $33.0 million, or 11.0% of revenue, for the nine months ended September 30, 2025. The decreases in operating income and margin were driven by a continued downturn in residential markets compared to the three and nine months ended September 30, 2025.
LIQUIDITY AND SOURCES OF CAPITAL
Cash and Cash Equivalents—Total cash and cash equivalents at September 30, 2026 and December 31, 2025 includes the following components:

(In thousands)	September 30, 2026	December 31, 2025
Generally Available	$16,807	$314,567
Construction Joint Ventures	200,130	76,154
Cash and cash equivalents	$216,937	$390,721
The following table presents consolidated information about our cash flows:

(In thousands)	Nine Months Ended September 30,
Net cash provided by (used in):	2026	2025
Operating activities	$427,095	$253,937
Investing activities	(276,251)	(531,065)
Financing activities	(324,628)	(80,672)
Net change in cash and cash equivalents	$(173,784)	$(357,800)
Operating Activities—During the nine months ended September 30, 2026, net cash provided by operating activities was $427.1 million, compared to net cash provided by operating activities of $253.9 million for the nine months ended September 30, 2025. Cash flows provided by operating activities were primarily driven by higher operating income, distributions of earnings from our unconsolidated subsidiary, and changes primarily in accounts receivable, contracts in progress, net, and accounts payable (collectively, “Contract Capital”), as discussed below.
Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations in operating activities and investments in Contract Capital. The changes in components of Contract Capital during the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Contracts in progress, net	$200,090	$46,358
Accounts receivable	(692,062)	(165,891)
Receivables from and equity in construction joint ventures	(3,243)	607
Accounts payable	144,381	5,316
Change in Contract Capital, net	$(350,834)	$(113,610)
During the nine months ended September 30, 2026, the change in Contract Capital was $350.8 million. The Company’s Contract Capital fluctuations are impacted by the mix of projects in Backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.
Investing Activities—During the nine months ended September 30, 2026, net cash used in investing activities was $276.3 million, compared to net cash used of $531.1 million in the nine months ended September 30, 2025. The net cash used during the current period was driven by $165.0 million for acquisitions and $115.5 million for purchases of capital equipment, partly offset by $4.2 million of cash proceeds from the sale of property and equipment. Capital equipment is acquired as needed to support changing levels of production activities and to replace retiring equipment.
Financing Activities—During the nine months ended September 30, 2026, net cash used in financing activities was $324.6 million, compared to net cash used of $80.7 million for the nine months ended September 30, 2025. The financing cash outflow during the period was primarily driven by $292.5 million in repayments on our prior term loan facility, $107.3 million for the repurchase of common stock, $16.0 million for withholding taxes paid on the net share settlement of vested equity awards, and $7.8 million of earn-out payments, partly offset by $95.0 million in net Revolving Credit Facility borrowings and $14.7 million of capital contributions from noncontrolling interest owners.
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
 At September 30, 2026, there was approximately $393 million of construction work to be completed on unconsolidated construction joint venture contracts, of which approximately $157 million represented our proportionate share. Due to the joint and several liability under our joint venture arrangements, if one of our joint venture partners fails to perform, we and the remaining joint venture partners would be responsible for completion of the outstanding work. As of September 30, 2026, we are not aware of any situation that would require us to fulfill responsibilities of our joint venture partners pursuant to the joint and several liability under our contracts.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on borrowings under our Revolving Credit Facility and our cash and cash equivalents balance. Until its repayment on July 2, 2026, we were also exposed to variable interest rates under our former term loan facility. Our indebtedness as of September 30, 2026 included $95 million of variable rate debt under our Revolving Credit Facility. At September 30, 2026, a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest expense by approximately $1.0 million per year. As of September 30, 2026, we held cash and cash equivalents of $216.9 million. At September 30, 2026, a 100-basis point (or 1%) increase or decrease in the interest rate would increase or decrease interest income by approximately $2.2 million per year.
Other
Fair Value—The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values because of the short-term nature of these instruments. Based upon the current market rates for debt with similar credit risk and maturities, at September 30, 2026, the fair value of the Company’s debt outstanding approximated its carrying value, as interest was based on SOFR plus an applicable margin.

Inflation—Since 2021, supply chain volatility and inflation have resulted in price increases in oil, fuel, lumber, concrete, steel and labor which have increased our cost of operations, and inflation has increased our general and administrative expenses. Anticipated cost increases are considered in our bids to customers; however, inflation has had, and may continue to have, a negative impact on the Company’s financial results.
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
The Company’s principal executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2026. The Company acquired Stone Ridge in the second quarter of 2026 and, as permitted by SEC guidance for newly acquired businesses, the scope of management’s assessment of our disclosure controls and procedures as of September 30, 2026 did not include the disclosure controls and procedures, to the extent that they are subsumed by internal control over financial reporting, of Stone Ridge, whose financial statements reflect total assets and revenues constituting 5.8% and 2.3%, respectively, of the related Condensed Consolidated Financial Statements of the Company as of, and for the quarter ended, September 30, 2026. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2026 to ensure that the information required to be disclosed by the Company in this Report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company, including its construction joint ventures and its 50% owned subsidiary, is now and may in the future be involved as a party to various legal proceedings that are incidental to the ordinary course of business. The Company reviews current information about these proceedings and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. See Note 11 - “Commitments and Contingencies”, included in the unaudited Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1. Condensed Consolidated Financial Statements of this Report for additional information.
Item 1A. Risk Factors
There have not been any material changes from the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” of the 2025 Form 10-K. These risk factors should be carefully considered, as they could materially affect the Company’s business, financial condition, or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth certain information with respect to repurchases of our common stock in the open market during the quarter ended September 30, 2026 (in thousands, except per share data):

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
July 1 – July 31, 2026	106	$681.20	106	$267,084
August 1 – August 31, 2026	0	$0.00	0	$267,084
September 1 – September 30, 2026	0	$0.00	0	$267,084
Total	106	$681.20	106

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
Item 5. Other Information
On September 23, 2026, Joseph A. Cutillo, the Company’s Chief Executive Officer and a director of the Company, entered into a “Rule 10b5-1 trading arrangement”, as defined in Item 408(a) of Regulation S-K (“the Plan”), for the sale of 190 thousand shares of the Company’s common stock. The Plan is scheduled to begin on December 23, 2026 and terminates upon the sale of all the shares subject to the Plan or December 31, 2027, whichever occurs first.
Other than as set forth above, during the quarter ended September 30, 2026, no other director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Actual sale transactions for pre-existing “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” have been disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules and regulations.
As previously disclosed on July 10, 2026, on July 6, 2026, Mark D. Wolf, former General Counsel, Chief Compliance Officer and Corporate Secretary of the Company, notified the Company of his intention to retire before the end of 2026. On October 29, 2026, Mr. Wolf notified the Company that his last day with the Company will be November 9, 2026.

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

STERLING INFRASTRUCTURE, INC.

Date: October 29, 2026	By:	/s/ Nicholas Grindstaff
Nicholas Grindstaff
Chief Financial Officer and Duly Authorized Officer